Form 10QSB
period 2004-06-30
IPORUSSIA INC
filed 2004-08-23
CIK 1179090

SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                   FORM 10-QSB

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
         For the quarterly period ended June 30, 2004

         OR

[  ]     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
         EXCHANGE ACT OF 1934
         For the transition period from               to

         Commission file number 333-98247

                                 IPORUSSIA, INC.
        (Exact name of small business issuer as specified in its charter)

              DELAWARE                                        38-3649127
   (State of other jurisdiction of                         (I.R.S. Employer
   incorporation or organization)                         Identification No.)

                   12 Tompkins Avenue, Jericho, New York 11753
                    (Address of principal executive offices)

                                 (516) 937-6600
                           (Issuer's telephone number)

                                 Not Applicable
                                  (Former name)

Check whether the issuer: (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been
subject to such filing requirements for the past 90 days. Yes ___   No  X

State the number of shares outstanding of each of the issuer's classes of common equity as of the latest practicable date: Common Stock, $.0001 par value per share - 13,600,000 shares outstanding as of August 20, 2004.

Transitional Small Business Disclosure Format:       Yes  _____   No  X

IPORUSSIA, INC.
(A Development Stage Company)



INDEX TO FINANCIAL STATEMENTS

     Balance Sheets as of June 30, 2004 (Unaudited) and
          December 31, 2003..............................................   3
     Statements of Operations for the three months ended
          June 30, 2004 and 2003 (Unaudited).............................   4
     Statements of Operations for the six months ended June 30,
          2004 and 2003 (Unaudited) and for the period from April 1, 2002
         (Inception) to June 30, 2004 (Unaudited)........................   5
     Statement of Stockholders' Equity for the six months ended
          June 30, 2004 and for the period from April 1, 2002 (Inception)
          to June 30, 2004 (Unaudited)...................................   6
     Statements of Cash Flows for the six months ended
          June 30, 2004 and 2003 (Unaudited) and for the period from
          April 1, 2002 (Inception) to June 30, 2004 (Unaudited).........   7
     Notes to Financial Statements.......................................   8-11

IPORUSSIA, INC.
(A DEVELOPMENT STAGE COMPANY)
BALANCE SHEET

                                                                                  June 30,           December 31,
                                                                                    2004                 2003
                                                                              ---------------      --------------
                                                                                (Unaudited)

ASSETS

CURRENT ASSETS

         Cash                                                                     $    13,473         $    59,662
                                                                              ---------------      --------------
              Total current assets                                                     13,473              59,662
                                                                              ---------------      --------------
OTHER ASSETS

         Deferred offering costs                                                      145,443             127,084
         Prepaid offering costs                                                             -               3,432
                                                                              ---------------      --------------
              Total other assets                                                      145,443             130,516
                                                                              ---------------      --------------
                                                                                  $   158,916         $   190,718
                                                                              ===============      ==============
LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
         Accounts payable                                                         $    33,977         $    22,667
         Accrued expenses payable                                                      17,000                   -
                                                                              ---------------      --------------
              Total current liabilities                                                50,977              22,667
                                                                              ---------------      --------------
LONG-TERM DEBT                                                                        107,500             107,500
                                                                              ---------------      --------------
STOCKHOLDERS' EQUITY
         Preferred stock, $.0001 par value,                                                 -                   -
            1,000,000 shares authorized,
            no shares issued
         Common stock,  $.0001 par value,                                               1,360               1,360
            100,000,000 shares authorized,
            13,600,000 shares issued and outstanding
         Additional paid-in-capital                                                   149,940             149,940
         Accumulated deficit                                                         (150,861)            (91,289)
                                                                              ---------------      --------------

              Total stockholders' equity                                                  439              60,011
                                                                              ---------------      --------------
                                                                                  $   158,916         $   190,178
                                                                              ===============      ==============

                        See notes to financial statements

IPORUSSIA, INC.
(A DEVELOPMENT STAGE COMPANY)
STATEMENT OF OPERATIONS


                                                                                       Three Months Ended
                                                                                            June 30,
                                                                            ---------------------------------------------
                                                                                    2004                     2003
                                                                            --------------------      -------------------
                                                                                 (Unaudited)              (Unaudited)

REVENUE                                                                              $        -               $        -
                                                                            --------------------      -------------------

GENERAL AND ADMINISTRATIVE
    Organization costs
    Auditing fees                                                                             -                         -
    Client development expenses                                                           6,145                     2,162
    Other expenses                                                                       21,572                     2,790
    Interest expense                                                                      1,355                         -
                                                                            --------------------      -------------------

                                                                                         29,072                     4,952
                                                                            --------------------      -------------------


NET LOSS                                                                             $  (29,072)              $    (4,952)
                                                                            ====================      ====================

EARNINGS PER SHARE

    Basic and diluted                                                                $   (0.002)              $    (0.000)
                                                                            ====================      ====================

WEIGHTED AVERAGE NUMBER OF
    COMMON SHARES OUTSTANDING

    Basic and diluted                                                                13,600,000                13,600,000
                                                                            ====================      ====================








                        See notes to financial statements

IPORUSSIA, INC.
(A DEVELOPMENT STAGE COMPANY)
STATEMENT OF OPERATIONS

                                                                          Six Months Ended
                                                                               June 30,                     April 1, 2002
                                                                  ----------------------------------       (Inception) to
                                                                       2004                2003             June 30, 2004
                                                                  ---------------    ---------------        --------------
                                                                    (Unaudited)        (Unaudited)            (Unaudited)


REVENUE                                                               $        -         $        -           $        -
                                                                  ---------------    ---------------        --------------

GENERAL AND ADMINISTRATIVE
   Organization costs                                                 $        -         $        -           $    2,351
   Auditing fees                                                               -                  -                4,000
   Client development expenses                                            12,111              8,287               68,290
   Other expenses                                                         44,783              8,061               70,832
   Interest expense                                                        2,678                  -                5,388
                                                                  ---------------    ---------------        --------------

                                                                          59,572             16,348              150,861
                                                                  ---------------    ---------------        --------------

NET LOSS                                                              $  (59,572)        $  (16,348)          $ (150,861)
                                                                  ===============    ===============        ==============

EARNINGS PER SHARE

   Basic and diluted                                                  $   (0.004)        $   (0.001)          $   (0.011)
                                                                  ===============    ===============        ==============

WEIGHTED AVERAGE NUMBER OF
   COMMON SHARES OUTSTANDING

   Basic and diluted                                                  13,600,000         13,600,000           13,600,000
                                                                  ===============    ===============        ==============






                        See notes to financial statements

IPORUSSIA, INC.
(A DEVELOPMENT STAGE COMPANY)
STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY

                                                                                                ACCUMULATED
                                                                                                  DEFICIT
                                                                                ADDITIONAL      DURING THE
                                                                                 PAID-IN        DEVELOPMENT
                                                SHARES           AMOUNT          CAPITAL           STAGE           TOTAL
                                            -------------    -------------    -------------    -------------    -----------
Issuance of common stock-
    at par                                     13,000,000       $    1,300       $      -        $        -      $   1,300
Issuance of common stock-
    at $0.25 per share                            600,000               60        149,940                 -        150,000
Net loss-April 1, 2002 (Inception)
    through December 31, 2002                           -                -              -           (54,917)       (54,917)
                                            -------------    -------------    -------------    -------------    -----------
Balance December 31, 2002                      13,600,000            1,360        149,940           (54,917)        96,383
Net loss - Year ended
    December 31, 2003                                   -                -              -           (36,372)       (36,372)
                                            -------------    -------------    -------------    -------------    -----------
Balance - December 31, 2003                    13,600,000            1,360        149,940           (91,289)        60,011
Net loss - six months ended
    June 30, 2004 (Unaudited)                           -                -              -           (59,572)       (59,572)
                                            -------------    -------------    -------------    -------------    -----------
Balance - June 30, 2004
    (Unaudited)                                13,600,000       $    1,360       $149,940        $ (150,861)     $     439
                                            =============    =============    =============    =============    ===========





                        See notes to financial statements

IPORUSSIA, INC.
STATEMENT OF CASH FLOWS

                                                                                 Six Months Ended
                                                                                     June 30,                  April 1, 2002
                                                                        ----------------------------------     (Inception) to
                                                                             2004               2003           June 30, 2004
                                                                        ---------------     --------------     --------------
                                                                          (Unaudited)        (Unaudited)        (Unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES
  Net loss                                                                     (59,572)           (16,348)        $ (150,861)

  Adjustments to reconcile net loss to net
     cash used by operating activities:
       Changes in assets and liabilities:
       Decrease in prepaid expenses                                              3,432                  -                  -
       Increase in accounts payable and accrued expenses                        28,310             17,179             50,977
                                                                        ---------------     --------------     --------------

         Net cash (used for) provided  by operating activities                 (27,830)               831            (99,884)
                                                                        ---------------     --------------     --------------
CASH FLOWS FROM FINANCING ACTIVITIES
  Proceeds from issuance of common stock                                             -                  -            151,300
  Proceeds from long-term borrowings                                                 -            107,500            107,500
  Deferred offering costs                                                      (18,359)           (57,801)          (145,443)
                                                                        ---------------     --------------     --------------

         Net cash provided by financing activities                             (18,359)            49,699            113,357
                                                                        ---------------     --------------     --------------

         NET (DECREASE) INCREASE IN CASH                                       (46,189)            50,530             13,473
CASH AND CASH EQUIVALENTS, Beginning                                            59,662             62,984                  -
CASH AND CASH EQUIVALENTS, End                                                  13,473           $113,514             13,473
                                                                        ===============     ==============     ==============
SUPPLEMENTAL DISCLOSURES OF CASH PAYMENTS
Interest                                                                   $     2,678           $      -        $     5,388
                                                                        ===============     ==============     ==============
Taxes                                                                      $         -           $      -        $         -
                                                                        ===============     ==============     ==============








                        See notes to financial statements

IPORUSSIA, INC.

NOTES TO FINANCIAL STATEMENTS

NOTE 1 - GENERAL, ORGANIZATION, BUSINESS AND SIGNIFICANT ACCOUNTING POLICIES
         -------------------------------------------------------------------

         GENERAL

         The accompanying unaudited financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial statements and the instructions to Form 10-QSB related to interim period financial statements. Accordingly, these financial statements do not include certain information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. However, the accompanying unaudited financial statements contain all adjustments (consisting only of normal recurring accruals) which, in the opinion of management, are necessary in order to make the financial statements not misleading. The results of operations for interim periods are not necessarily indicative of the results to be expected for the full year. For further information, refer to our financial statements and the footnotes thereto contained in our Registration Statement on Form SB-2 (No. 333-98247). The June 30, 2003 balance sheet information contained herein was derived from the audited financial statements for the year ended December 31, 2003 included in that Registration Statement.

         ORGANIZATION

         IPORUSSIA, INC. was originally incorporated in Delaware as IPO RUSSIA, INC. on April 1, 2002. Subsequently, we filed a Certificate of Amendment to our Certificate of Incorporation changing our corporate name to IPORUSSIA, INC. We have adopted December 31 as our fiscal year end.

         BUSINESS

         We provide business advisory services to private companies located in the Russian Federation that are interested in taking their companies public in foreign markets. These services include providing information regarding the requirements and procedures of going public, assisting clients in assembling a team of professionals and introductions to broker-dealers to assist them in raising capital.

         SIGNIFICANT ACCOUNTING POLICIES

         USE OF ESTIMATES IN FINANCIAL STATEMENTS -- Management uses estimates and assumptions in preparing financial statements in accordance with generally accepted accounting principles. Those estimates and assumptions affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities, and the reported revenues and expenses. Actual results could vary from the estimates that were used.

         CASH -- For purposes of these statements, we consider all highly liquid investments with original maturities of three months or less and which are not subject to withdrawal restrictions or penalties, as cash and equivalents in the accompanying balance sheet.

         DEFERRED OFFERING COSTS --We are offering shares of our common stock under a SB-2 registration statement. As of June 30, 2004, approximately $145,443 of the costs of the offering have been deferred pending completion of the offering. If the offering is successful, these expenditures will be charged against our additional paid-in capital. If the offering is not completed, the deferred offering costs will be expensed.

         FAIR VALUE OF FINANCIAL INSTRUMENTS -- The fair value of financial instruments classified as current assets or liabilities, including cash and accounts payable approximate carrying value, principally because of the short maturity of those items.

         INCOME TAXES --We will account for income taxes under the asset and liability method. Deferred income taxes and liabilities will be determined based on the difference between the financial statement and tax bases of assets and liabilities using enacted tax rates for the period in which the differences are expected to reverse.

         EARNINGS PER COMMON SHARE -- Basic earnings per share are computed using the weighted average number of shares outstanding during the year. Basic net loss per share and diluted net loss per share are the same since we have no outstanding options, warrants or convertible securities

NOTE 2 - STOCKHOLDERS' EQUITY
         --------------------

              AUTHORIZED STOCK
              ----------------

         We are authorized to issue 1,000,000 shares of preferred stock, $.0001 par value and 100,000,000 shares of common stock, $.0001 par value.

              ISSUANCES OF STOCK
              ------------------

         On April 1, 2002, our officers and directors purchased 7,150,000 shares of common stock, and others purchased 5,850,000 shares of common stock, all at par value. From May 7, 2002 through September 30, 2002, we sold 600,000 shares of common stock at $0.25 per share.

         We relied on Section 4(2) of the Securities Act of 1933, as amended, as the basis of exemption from registration of all of our issuances.

NOTE 3 - FINANCIAL ADVISORY AGREEMENTS
         -----------------------------

         We entered into a Financial Advisory Agreement dated April 30, 2002 with the Joint Stock Bank Elektronika based in Moscow. Under the agreement, we will receive, upon closing of the transaction, a cash fee of 7% on any transactions during the 24-month term of the agreement and on any transaction consummated with a party introduced by us to the bank within two years from the expiration of the agreement. On May 1, 2002 we agreed to pay two sevenths of any fee we may receive to a stockholder who owns less than 5% of our common stock. This agreement has been renewed and extended, on the same terms and conditions as the original agreement for an additional 24-month period until April 30,2006.

         A second financial advisory agreement, entered into on October 31, 2002, with Russian Deposit Bank, provides for us to find investor groups interested in effecting a strategic alliance or financing on acceptable terms to the bank and the investor. We will receive a cash fee, upon closing of the transaction, of 5% of the consideration, as defined, paid in any of those type transactions that are consummated. We have agreed to pay 10% of our fee to an unaffiliated third party. The agreement provides for a 24-month term. We are entitled to receive our full fee even if a covered transaction is entered into up to two years after the expiration of the agreement with an investor introduced by us to the bank during the term of the agreement.

         A third agreement was entered into with Avangard Joint Bank, JSB on November 11, 2002, and provides for us to endeavor to assist and introduce Avangard or its affiliates to underwriting companies, stock brokerage companies, a foreign bank or bank group to be a strategic alliance partner and/or investors who may be interested in engaging in a business combination with Avangard or its affiliates or a financing arrangement for a private placement or initial public offering of Avangard's securities on a foreign stock market. We will receive a cash fee, upon closing of the transaction, of 3-5% of the consideration paid in a covered transaction that is consummated. The specific amount of the fee and the method of computing the consideration paid in the transaction is to be mutually determined between the parties. We have agreed to pay 10% of our fee to an unaffiliated third party. The specific amount of the fee and the method of computing the consideration paid in the transaction is to be mutually determined. The agreement provides for a 24-month term. We are entitled to receive our full fee even with respect to a covered transaction entered into up to 12 months after the expiration of the agreement with an investor introduced by us to Avangard during the term of the agreement.

         A fourth financial advisory agreement, entered into on January 22, 2003, with Sotsialny Gorodskoy Bank, OJSC, provides for us to find investor groups interested in effecting a strategic alliance or financing on acceptable terms to the bank and the investor. We will receive a cash fee, upon closing of the transaction, of 5% of the consideration, as defined, paid in any of those type transactions that are consummated. We have agreed to pay 10% of our fee to an unaffiliated third party. The agreement provides for a 24-month term. We are entitled to receive our full fee even if a covered transaction is entered into up to two years after the expiration of the agreement with an investor introduced by us to the bank during the term of the agreement.

NOTE 4 - EXECUTIVE COMPENSATION
         ----------------------

         We have entered into a five-year employment agreement with our president whose compensation is $70,000 per annum commencing January 1, 2004.

         We have also entered into a five-year employment agreement with our executive vice president and treasurer who will receive compensation of $50,000 per annum commencing upon our raising $250,000 and compensation of $100,000 per annum commencing upon our raising $600,000.

NOTE 5 - STOCK OPTIONS
         -------------

         We have adopted a stock option plan to reward and provide incentives to our present and future employees, officers, directors and consultants. Under the plan, we may grant options to purchase up to 3,000,000 shares of our common stock. Options may be either "incentive stock options" intended to qualify for favorable tax treatment under Section 422A of the Internal Revenue Code of 1986 or "nonqualified stock options." Options granted to non-employee directors and consultants can only be non-qualified stock options. The option exercise prices are to be determined by our board or its committee but must be at least 100% of the market value of our common stock on the date of grant. Options can be granted for a term, established by the board or the committee, not exceeding 10 years from the date of grant.

NOTE 6 - LONG-TERM DEBT
         --------------

         Long-term debt consists of a note payable to a bank, which is payable in monthly installments of interest only at the rate of 5% per annum commencing July 27, 2003. This note matures on December 27, 2005. Repayment of the loan is supported by collateral pledged by five of our stockholders, including Leonard W. Suroff, our executive vice president and treasurer and a director, and Richard Bernstein, a director.

ITEM 2:  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATIONS

GENERAL

On July 9, 2004 we commenced a public offering of up to 3,000,000 shares of our common stock through Windham Securities, Inc., as underwriter (the "Underwriter"), on a "best efforts, 1,000 share minimum" basis at a public offering price of $1.00 per share pursuant to Registration Statement No. 333-98247.

The Underwriter is to receive for its services (a) a commission and expense allowance of 10% and 3%, respectively, of the public offering price of the shares sold, and (b) for a purchase price of $.0001 per share, warrants to purchase up to 300,000 shares of our common stock at the rate of one warrant to purchase one share of Common Stock for each ten Shares sold in the public offering, the warrants to be exercisable at a price of $1.32 per share for a period of four years commencing July 9, 2005.

A closing under the offering will be held at such time as at least 1,000,000 shares are sold under the offering. We can not predict if, and to what extent, the offering will be successful.

LIQUIDITY AND CAPITAL RESOURCES

We remain in the development stage. Since our inception, we have been capitalized through private placements of an aggregate of 13,600,000 shares of our common stock to our officers, directors, advisors and their respective families and friends for an aggregate of $151,300.

We have no present commitments for capital expenditures.

We cannot predict to what extent our liquidity and capital resources will be diminished prior to the implementation of our business plan or whether our capital will be further depleted by operating losses (if any) in carrying out our business plan.

COMMITMENTS AND FINANCIAL RESOURCES

We intend to form a subsidiary to apply to become a member of the National Association of Securities Dealers and register as a broker-dealer with the SEC as promptly as practicable following our receipt of the minimum proceeds of the offering described above. We also intend, to the extent required, to register our subsidiary in any states in which it will be conducting a securities business and for it to apply to become a member of the Securities Investor Protection Corporation. We expect that the cost of formation of this subsidiary, preparation of the application, filing fees and the cost of obtaining a broker's blanket bond will be approximately $20,000, and broker-dealer regulatory compliance costs and the employment of required statutory personnel for the first year will cost approximately $55,000.

On June 27, 2003, we borrowed $107,500 from a bank under a promissory note which bears interest at the rate of 5% per annum and is repayable on December 27, 2005. We expect to repay the loan from future operating cash flows. Repayment of the loan is supported by collateral pledged by five of our stockholders, including Messrs. Suroff and Bernstein.

OFF-BALANCE SHEET ARRANGEMENTS

We have no off-balance sheet arrangements.

RESULTS OF OPERATIONS

Three Months Ended June 30, 2004 Compared
         With Three Months Ended June 30, 2003

During the three months ended June 30, 2004, we incurred a loss of $29,072 compared to a loss of $4,952 for the same period in 2003. The primary reason for our increased loss was that the salary of our President and Chief Executive Officer under his employment agreement began on January 1, 2004, as a result of which we incurred compensation expense of $17,500 during the quarter, although we paid only $9,000 thereof. The other principal cause of the increased loss was $1,355 of interest expense incurred on the $107,500 we borrowed in June 2003.

Six Months Ended June 30, 2004 Compared
     With Six Months Ended June 30, 2003

During the six months ended June 30, 2004, we incurred a loss of $59,572 compared to a loss of $16,348 for the same period in 2003. The primary reason for our increased loss was that the salary of our President and Chief Executive Officer under his employment agreement began on January 1, 2004, as a result of which we incurred compensation expense of $35,000 during the six months ended June 30, 2004, although we paid only $18,000 thereof. The other principal cause of the increased loss was $2,678 of interest expense incurred on the $107,500 we borrowed in June 2003.

CRITICAL ACCOUNTING POLICIES
----------------------------

In many cases, the accounting treatment of a particular transaction is specifically dictated by accounting principles generally accepted in the United States of America, with no need for management's judgment in their application. In other cases, preparation of our unaudited condensed consolidated financial statements for interim periods requires us to make estimates and assumptions that effect the reported amount of assets and liabilities, disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses during the reported period. There can be no assurance that the actual results will not differ from those estimates.

The only accounting policy that we have identified as critical to an understanding of our results of operations is the deferral of recognition of the costs of our public offering. As of June 30, 2004, these costs approximated $145,443. Under generally accepted accounting principles, instead of recognizing them as expenses when incurred, we deferred accounting for them until such time as we determine the success of our public offering. If the offering is successful, these costs will be charged against paid-in-capital. However, if the offering is not successful, they will be expensed as a charge against our earnings.

FORWARD LOOKING STATEMENTS
--------------------------

         Certain statements in this Report are "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. When used in this Report, words such as "may," "should," "seek," "believe," "expect," "anticipate," "estimate," "project," "intend," "plan," "strategy" and similar expressions are intended to identify forward-looking statements regarding events, conditions and financial trends that may affect our future plans, operations, business strategies, operating results and financial position. Forward-looking statements are subject to a number of known and unknown risks and uncertainties that may cause our actual results, trends, performance or achievements, or industry trends and results, to differ materially from the future results, trends, performance or achievements expressed or implied by such forward-looking statements. Such risks and uncertainties include, among others:

o We have a limited operating history and, therefore, there is no historical basis to judge whether our business can be successful.

o We do not expect to generate significant revenues in the immediate future and, unless we develop clients who complete transactions, we will not be successful.

o Unless a significant market in the United States, and to a lesser extent, abroad for securities of companies whose operations are solely or primarily based in Russia develops and grows, we will not be successful.

o If United States and global economics and the public offering market do not improve, it will be difficult for our clients and prospective clients to raise financing, which, in turn, will adversely impact our ability to generate revenues.

o The Sarbanes-Oxley Act of 2002 could make our clients and prospective clients unwilling to enter the United States securities markets as a reporting company, which would adversely impact our ability to generate revenues.

o Competition that we expect to face from investment banking firms and other professionals that provide similar services to the services we provide and who have more resources and experience than we do could adversely affect our ability to attract clients.

o Certain government and NASD rules require us to register as a broker-dealer, and a failure to do so could render us unable to introduce clients to broker-dealers, thereby affecting our ability to generate revenues.

o If our fees are deemed underwriting compensation under NASD rules, our fees will count against the maximum compensation underwriters may charge our clients and, therefore, underwriters may be reticent to underwrite the securities of our clients.

o The loss of our chief executive officer could negatively impact our ability to develop and retain client relationships.

o Because our present officers and directors have only limited experience in the going public process, we may need to attract, compensate and retain personnel with investment banking experience in order to be competitive. There can be no assurance that we will be able to recruit and hire these persons.

o If we do not receive substantially more than the minimum proceeds from our public offering, we may need to raise additional capital or be forced to curtail or cease operations.

These risks and uncertainties are described in greater detail in our registration statement and may be discussed from time to time in our reports filed with the Securities and Exchange Commission. We do not assume an obligation to update the factors discussed in this Report or such other reports.

ITEM 3.    CONTROLS AND PROCEDURES

As of the end of the period covered by this report, our management, with the participation of our President and principal executive officer and our principal financial officer, evaluated the effectiveness of our "disclosure controls and procedures," as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934. Based on that evaluation, these officers concluded that, as of the date of their evaluation, our disclosure controls and procedures were effective to provide reasonable assurance that information required to be disclosed in our periodic filings under the Securities Exchange Act of 1934 is accumulated and communicated to our management, including those officers, to allow timely decisions regarding required disclosure.

During the period covered by this Report, there were no changes in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

                           PART II. OTHER INFORMATION

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a)      Exhibits:

31.01 Certification of principal executive officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 promulgated under the Securities Exchange Act of 1934.

31.02 Certification of principal financial officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 promulgated under the Securities Exchange Act of 1934.

32.01 Certification of Principal Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.02 Certification of Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(b)      Reports on Form 8-K:

         The Company filed no reports on Form 8-K during the quarter ended June 30, 2004.

                                   SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date:  August 20, 2004

                                          IPORUSSIA, INC.



                                          By: /s/ Leonard W. Suroff
                                              ----------------------------------
                                          Leonard W. Suroff,
                                          Treasurer and Chief Financial Officer

                                  EXHIBIT INDEX

31.01 Certification of principal executive officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 promulgated under the Securities Exchange Act of 1934.

31.02 Certification of principal financial officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 promulgated under the Securities Exchange Act of 1934.

32.01 Certification of Principal Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.02 Certification of Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.