Form 10QSB
period 2004-09-30
IPORUSSIA INC
filed 2004-11-12
CIK 1179090

SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                   FORM 10-QSB

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the quarterly period ended September 30, 2004

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

                                 Not Applicable
                                  (Former name)

Check whether the issuer: (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes No X

State the number of shares outstanding of each of the issuer's classes of common equity as of the latest practicable date: Common Stock, $.0001 par value per share - 13,600,000 shares outstanding as of November 10, 2004.

Transitional Small Business Disclosure Format:   Yes               No  X
                                                     --------        -------

IPORUSSIA, INC.
(A Development Stage Company)



INDEX TO FINANCIAL STATEMENTS



  Balance Sheets as of September 30, 2004 (Unaudited) and
       December 31, 2003................................................  3
  Statements of Operations for the three months ended
       September 30, 2004 and 2003 (Unaudited)..........................  4
  Statements of Operations for the six months ended September 30,
       2004 and 2003 (Unaudited) and for the period from April 1, 2002
       (Inception) to September 30, 2004 (Unaudited)....................   5
  Statement of Stockholders' Equity for the six months ended
       September 30, 2004 and for the period from April 1, 2002
       (Inception) to September 30, 2004 (Unaudited)....................   6
  Statements of Cash Flows for the nine months ended
       September 30, 2004 and 2003 (Unaudited) and for the period from
       April 1, 2002 (Inception) to September 30, 2004 (Unaudited)......   7
  Notes to Financial Statements.........................................   8-11

IPORUSSIA, INC.
(A DEVELOPMENT STAGE COMPANY)
BALANCE SHEET

                                                                              September 30,        December 31,
                                                                                  2004                2003
                                                                              -------------       -------------
                                                                               (Unaudited)

ASSETS

CURRENT ASSETS
         Cash                                                                  $       523         $    59,662
                                                                              -------------       -------------
              Total current assets                                                     523              59,662
                                                                              -------------       -------------
OTHER ASSETS
         Deferred offering costs                                                   169,783             127,084
         Prepaid offering costs                                                          -               3,432
                                                                              -------------       -------------
              Total other assets                                                   169,783             130,516
                                                                              -------------       -------------
                                                                               $   170,306         $   190,718
                                                                              =============       =============
LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES
         Accounts payable                                                      $    59,500         $    22,667
         Accrued expenses payable                                                   34,500                   -
         Advance from Officer                                                          913                   -
                                                                              -------------       -------------
              Total current liabilities                                             94,913              22,667
                                                                              -------------       -------------
LONG-TERM DEBT                                                                     107,500             107,500
                                                                              -------------       -------------
STOCKHOLDERS' EQUITY
         Preferred stock, $.0001 par value,                                              -                   -
            1,000,000 shares authorized,
            no shares issued
         Common stock,  $.0001 par value,                                            1,360               1,360
            100,000,000 shares authorized,
            13,600,000 shares issued and outstanding
         Additional paid-in-capital                                                149,940             149,940
         Accumulated deficit                                                      (183,407)            (91,289)
                                                                              -------------       -------------
              Total stockholders' equity                                           (32,107)             60,011
                                                                              -------------       -------------
                                                                               $   170,306         $   190,178
                                                                              =============       =============

                        See notes to financial statements

IPORUSSIA, INC.
(A DEVELOPMENT STAGE COMPANY)
STATEMENT OF OPERATIONS

                                                                          Three Months Ended
                                                                            September 30,
                                                                   ---------------------------------
                                                                        2004               2003
                                                                   --------------     --------------
                                                                   (Unaudited)          (Unaudited)

REVENUE                                                            $           -      $           -
                                                                   --------------     --------------

GENERAL AND ADMINISTRATIVE
    Accounting fees                                                        5,000                  -
    Client development expenses                                            6,407              6,059
    Other expenses                                                        19,784              4,323
    Interest expense                                                       1,355              1,355
                                                                   --------------     --------------

                                                                          32,546             11,737
                                                                   --------------     --------------


NET LOSS                                                           $     (32,546)     $     (11,737)
                                                                   ==============     ==============


EARNINGS PER SHARE

    Basic and diluted                                              $      (0.002)     $     (0.001)
                                                                   ==============     ==============

WEIGHTED AVERAGE NUMBER OF
    COMMON SHARES OUTSTANDING

    Basic and diluted                                                 13,600,000         13,600,000
                                                                   ==============     ==============









                        See notes to financial statements

IPORUSSIA, INC.
(A DEVELOPMENT STAGE COMPANY)
STATEMENT OF OPERATIONS

                                                                            Nine Months Ended               April 1, 2002
                                                                              September 30,                 (Inception) to
                                                                  --------------------------------          September 30,
                                                                      2004                  2003                2004
                                                                  -------------        ------------        ---------------
                                                                   (Unaudited)          (Unaudited)         (Unaudited)

REVENUE                                                           $          -         $         -         $           -
                                                                  -------------        ------------        ---------------

GENERAL AND ADMINISTRATIVE
   Organization costs                                             $          -         $         -         $       2,351
   Accounting fees                                                       5,000                   -                 9,000
   Client development expenses                                          18,518              15,379                74,697
   Other expenses                                                       64,567              11,351                90,616
   Interest expense                                                      4,033               1,355                 6,743
                                                                  -------------        ------------        ---------------

                                                                        92,118              28,085               183,407
                                                                  -------------        ------------        ---------------

NET LOSS                                                          $    (92,118)        $   (28,085)        $    (183,407)
                                                                  =============        ============        ===============

EARNINGS PER SHARE

   Basic and diluted                                              $     (0.007)        $    (0.002)        $     (0.013)
                                                                  =============        ============        ===============

WEIGHTED AVERAGE NUMBER OF
   COMMON SHARES OUTSTANDING

   Basic and diluted                                                13,600,000          13,600,000          13,600,000
                                                                  =============        ============        ===============






                        See notes to financial statements

IPORUSSIA, INC.
(A DEVELOPMENT STAGE COMPANY)
STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY



                                                                                             ACCUMULATED
                                                                                               DEFICIT
                                                                             ADDITIONAL      DURING THE
                                                                              PAID-IN        DEVELOPMENT
                                                 SHARES         AMOUNT         CAPITAL           STAGE          TOTAL
                                               ----------    -----------   ------------     --------------  -------------
Issuance of common stock-
    at par                                     13,000,000       $  1,300     $     -          $      -        $    1,300
Issuance of common stock-
    at $0.25 per share                            600,000             60        149,940                 -        150,000
Net loss-April 1, 2002 (Inception)
    through December 31, 2002                           -              -              -           (54,917)       (54,917)
                                               ----------    -----------   ------------     --------------  -------------
Balance December 31, 2002                      13,600,000          1,360        149,940           (54,917)        96,383
Net loss - Year ended
    December 31, 2003                                   -              -              -           (36,372)       (36,372)
                                               ----------    -----------   ------------     --------------  -------------
Balance - December 31, 2003                    13,600,000          1,360        149,940           (91,289)        60,011
Net loss - nine months ended
    September 30, 2004 (Unaudited)                      -              -              -           (92,118)       (92,118)
                                               ----------    -----------   ------------     --------------  -------------
Balance - September 30, 2004
    (Unaudited)                                13,600,000       $  1,360     $  149,940       $  (183,407)    $  (32,107)
                                               ==========    ===========   ============     ==============  =============






                        See notes to financial statements

IPORUSSIA, INC.
STATEMENT OF CASH FLOWS



                                                                                                               April 1. 2002
                                                                                Nine Months Ended             (Inception) to
                                                                                   September 30,               September 30,
                                                                             2004               2003               2004
                                                                          -----------        -----------      --------------
                                                                          (Unaudited)        (Unaudited)        (Unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES
  Net loss                                                                $  (92,118)        $  (28,085)       $  (183,407)

  Adjustments to reconcile net loss to net
     cash used by operating activities:
       Changes in assets and liabilities:
         Decrease (increase) in prepaid expenses                               3,432             (5,000)                 -
         Increase in accounts payable and accrued expenses                    71,333             25,481             94,000
                                                                          -----------        -----------      --------------

         Net cash (used for) provided  by operating activities               (17,353)            (7,604)           (89,407)
                                                                          -----------        -----------      --------------
CASH FLOWS FROM FINANCING ACTIVITIES
  Proceeds from issuance of common stock                                           -                  -            151,300
  Proceeds from long-term borrowings                                               -            107,500            107,500
  Deferred offering costs                                                    (42,699)            67,432           (169,783)
  Advance from officer                                                           913                  -                913
                                                                          -----------        -----------      --------------

         Net cash provided by financing activities                           (41,786)            40,068             89,930
                                                                          -----------        -----------      --------------

         NET (DECREASE) INCREASE IN CASH                                     (59,139)            32,464                523
CASH AND CASH EQUIVALENTS, Beginning                                          59,662             62,984                  -
                                                                          -----------        -----------      --------------
CASH AND CASH EQUIVALENTS, End                                            $      523         $   95,448        $       523
                                                                          ===========        ===========      ==============

SUPPLEMENTAL DISCLOSURES OF CASH PAYMENTS

Interest                                                                  $    4,033         $    1,355        $     6,743
                                                                          ===========        ===========      ==============
Taxes                                                                     $        -         $        -        $         -
                                                                          ===========        ===========      ==============







                        See notes to financial statements

IPORUSSIA, INC.

NOTES TO FINANCIAL STATEMENTS

NOTE 1 -- GENERAL, ORGANIZATION, BUSINESS AND SIGNIFICANT ACCOUNTING POLICIES
          -------------------------------------------------------------------

         GENERAL

         The accompanying unaudited financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial statements and the instructions to Form 10-QSB related to interim period financial statements. Accordingly, these financial statements do not include certain information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. However, the accompanying unaudited financial statements contain all adjustments (consisting only of normal recurring accruals) which, in the opinion of management, are necessary in order to make the financial statements not misleading. The results of operations for interim periods are not necessarily indicative of the results to be expected for the full year. For further information, refer to our financial statements and the footnotes thereto contained in our Registration Statement on Form SB-2 (No. 333-98247). The September 30, 2003 balance sheet information contained herein was derived from the audited financial statements for the year ended December 31, 2003 included in that Registration Statement.

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

         DEFERRED OFFERING COSTS --We are offering shares of our common stock under a SB-2 registration statement. As of September 30, 2004, approximately $169,783 of the costs of the offering have been deferred pending completion of the offering. If the offering is successful, these expenditures will be charged against our additional paid-in capital. If the offering is not completed, the deferred offering costs will be expensed.

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

         EARNINGS PER COMMON SHARE -- Basic earnings per share are computed using the weighted average number of shares outstanding during the year. Basic net loss per share and diluted net loss per share are the same since we have no outstanding options, warrants or convertible securities

NOTE 2 -- STOCKHOLDERS' EQUITY
          --------------------

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

                  PUBLIC OFFERING
                  ---------------

         On July 9, 2004, we commenced a public offering of up to 3,000,000 shares of our common stock through Windham Securities, Inc., as underwriter (the "Underwriter"), on a "best efforts, 1,000 share minimum" basis at a public offering price of $1.00 per share pursuant to Registration Statement No. 333-98247.

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

         A closing under the offering will be held at such time as at least 600,000 shares are sold under the offering. We can not predict if, and to what extent, the offering will be successful.

NOTE 3 -- FINANCIAL ADVISORY AGREEMENTS
          -----------------------------

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

NOTE 4 -- EXECUTIVE COMPENSATION
          ----------------------

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

NOTE 5 -- STOCK OPTIONS
          -------------

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

NOTE 6 -- ADVANCE FROM OFFICER
          --------------------

         Advance from officer represents certain expenses paid for by Leonard
         W. Suroff, our executive vice president and treasurer and a director. The advance is unsecured, non-interest bearing and at present there are no terms for repayment.

NOTE 7 -- LONG-TERM DEBT
          --------------

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

A closing under the offering will be held at such time as at least 600,000 shares are sold under the offering. We can not predict if, and to what extent, the offering will be successful.

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

RESULTS OF OPERATIONS

Three Months Ended September 30, 2004 Compared
         With Three Months Ended September 30, 2003

During the three months ended September 30, 2004, we incurred a loss of $32,546 compared to a loss of $11,737 for the same period in 2003. The primary reasons for our increased loss were that the salary of our President and Chief Executive Officer under his employment agreement began on January 1, 2004, as a result of which we accrued (but did not pay) compensation expense of $17,500 during the quarter, and that we incurred $5,000 of accounting fees.

Nine Months Ended September 30, 2004 Compared
         With Nine Months Ended September 30, 2003

During the nine months ended September 30, 2004, we incurred a loss of $92,118 compared to a loss of $28,085 for the same period in 2003. The primary reason for our increased loss was that the salary of our President and Chief Executive Officer under his employment agreement began on January 1, 2004, as a result of which we incurred compensation expense of $52,500 during the nine months ended September 30, 2004, although we paid only $18,000 thereof. The other principal causes of the increased loss were $5,000 of accounting fees in the 2004 period, an increase of $3,139 in client development costs $4,033 of interest expense compared to $1,355 for the same period in 2003, incurred on the $107,500 we borrowed in June 2003.

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

The only accounting policy that we have identified as critical to an understanding of our results of operations is the deferral of recognition of the costs of our public offering. As of September 30, 2004, these costs approximated $169,783. Under generally accepted accounting principles, instead of recognizing them as expenses when incurred, we deferred accounting for them until such time as we determine the success of our public offering. If the offering is successful, these costs will be charged against paid-in-capital. However, if the offering is not successful, they will be expensed as a charge against our earnings.

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

Date:  November 12, 2004

                                       IPORUSSIA, INC.



                                       By: /s/ Leonard W. Suroff
                                           -------------------------------------
                                       Leonard W. Suroff,
                                       Treasurer and Chief Financial Officer

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