Form 10KSB
period 2004-12-31
IPORUSSIA INC
filed 2005-03-31
CIK 1179090

SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                   FORM 10-KSB

                  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                   FOR THE FISCAL YEAR ENDED DECEMBER 31, 2004

                        COMMISSION FILE NUMBER 000-51076

                                 IPORUSSIA, INC.
                 (Name of small business issuer in its charter)

              DELAWARE                                38-3649127
       (State or jurisdiction of                  (I.R.S. Employer
     incorporation or organization)              Identification No.)

                      12 TOMPKINS AVENUE, JERICHO, NY 11753
                     --------------------------------------
               (Address of principal executive offices) (Zip Code)

                                  516-937-6600
                   -----------------------------------------
                 Issuer's telephone number, including area code

       Securities registered under Section 12(b) of the Exchange Act: None

         Securities registered under Section 12(g) of the Exchange Act:
                         Common Stock, $.0001 par value

         Check whether the issuer (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registration was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes [X] No [ ]

         Check if there is no disclosure of delinquent filers in response to
Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [X]

         The Company had no revenues from continuing operations for its fiscal year ended December 31, 2004.

         The aggregate market value, as at March 29, 2005, of the Common Stock of the issuer, its only class of voting stock, held by non-affiliates was approximately $7,907,000 based on the closing bid and asked prices of the Company's Common Stock on the Over-the-Counter Bulletin Board on that date. Such market value excludes shares owned by all executive officers and directors (and their spouses). This should not be construed as indicating that all such persons are affiliates.

         The number of shares outstanding of the issuer's Common Stock, as at March 29, 2005, was 14,440,000.

                       DOCUMENTS INCORPORATED BY REFERENCE

None.

Transitional Small Business Disclosure Format    Yes [   ]    No [X]

                           FORWARD LOOKING STATEMENTS

         Certain statements in this Report are "forward-looking statements" about us or our industry that are based on our current expectations, assumptions, estimates and projections. We have used the words "anticipate," "estimate," "intend," "may," "plan", "predict", "project," and similar terms and phrases in this Form 10-KSB to identify forward-looking statements . These forward-looking statements are made based on our management's expectations and beliefs concerning future events affecting us and are subject to uncertainties and factors relating to our operations and business environment, all of which are difficult to predict and many of which are beyond our control. These forward-looking statements involve risk and uncertainties. All of our forward-looking statements should be considered in light of these factors. Accordingly, our actual results could differ materially from those anticipated in such forward-looking statements. We undertake no obligation to update publicly any forward-looking statements for any reason, even if new information becomes available or other events occur in the future.

PART I

ITEM 1.  DESCRIPTION OF BUSINESS

GENERAL

         Unless the context otherwise requires, references to "we", "us", "IPORUSSIA" or "our company" include IPORUSSIA and our subsidiary IPOR CAPITAL, LLC that has been formed to register as a broker-dealer.

         IPORUSSIA offers business advisory services to private companies located in the Russian Federation that are interested in raising capital, usually by taking their companies public in the United States, as a means of obtaining access to capital for their companies and liquidity for their principals and other stockholders. In the future, we may offer our services in other countries in the Commonwealth of Independent States. We offer a range of business advisory services to our clients, including providing information regarding the requirements and procedures of going public, assisting them in assembling a team of professionals knowledgeable and experienced in the process, and providing other services to facilitate their capital raising. In appropriate situations we may, alternatively, help our clients to determine whether strategic alliances, including business combinations, are more appropriate for their needs than public or private offerings. While we do not intend to raise capital for our clients or seek strategic partners for our clients, we intend to introduce our clients to broker-dealers who may assist our clients in raising capital from public and in private offerings and may find strategic partners for our clients. We intend to conduct these operations through a subsidiary that has applied to register as a broker-dealer in the United States.

         We will focus our business within the Russian Federation. Although we have no intent to do so at present, later, to the extent we are successful and grow, and their economies and foreign confidence in them grow, we may seek to assist companies in other countries which form the remainder of the Commonwealth of Independent States. We have no time frame for expanding beyond the Russian Federation.

         We believe there are a significant number of companies in Russia seeking assistance to raise capital through the public markets. We intend to guide and assist selected companies that are considering a public offering but which lack the expertise to enable them to proceed with the process on their own. Our target market consists of established businesses with products or services that we perceive as having compelling features and providing benefits that we believe will be well-received in the marketplace, with national or international sales potential, and whose management teams have limited or no experience or knowledge in the going public process. We do not intend to limit our clients to those in any particular industry.

         Since we began operations in April 2002, we have been seeking to establish a client base through the efforts of our president and chief executive officer who is based in Russia and through various organizations in Russia seeking to foster foreign investment in Russian companies. Although we have entered into financial advisory agreements with Russian clients, to date we have not generated revenues.

MARKETING BACKGROUND AND STRATEGY

         Following the collapse of communism and its replacement with capitalism in late 1991 and early 1992, Russia began a program to privatize its former state-owned industries.

         According to the State Statistical Committee of the Russian Federation, from the start of Russia's privatization campaign in 1992 through September 12, 2003, the number of privatized companies reached 141,496 which, based on information from the Russian Ministry of Property Management, is more than 72% of the total number of the State-owned enterprises at the beginning of privatization process. During the first half of 2003, according to the State Statistical Committee, there were 1,177 companies privatized.

         According to the Russian Federation Economic Development and Trade Ministry, the gross domestic product of Russia expanded by 5.1% in 2001, 4.7% in 2002, 7.3% in 2003 and approximately 7.1% in the first nine months of 2004, primarily as a result of exports of oil, natural gas and metals.

         We believe that, with the expansion of the Russian economy since Russia's financial crisis and currency devaluation in 1998, confidence in the Russian economy has been growing, resulting in an expansion of foreign investment in Russian companies due to Russia's market potential, low cost work force and availability of natural resources, particularly oil and gas. We also believe that, as confidence grows in the political and economic stability of Russia, as the Russian legal and taxation system improves, as Russia's historical reticence to accept foreign investment subsides and with the need for capital that is not readily available within the Russian markets, Russian companies are likely to seek more capital outside the Russian Federation. We believe that the recent successful combined international and United States offerings and listings on the New York Stock Exchange of Mobile Telesystems OJSC, a provider of mobile cellular communications services in Moscow, in June 2000, Wimm-Bill-Dann Foods, OJSC, a Russian manufacturer of dairy and juice products, in February 2002, and Mechel Steel Group OAO, a Russian manufacturer of steel products, in October 2004, will further spur Russian companies to seek capital in the United States in order to expand their operations. Although the offerings of these three companies - $322.7 million in the case of Mobile Telesystems, $207.1 million in the case of Wimm-Bill-Dann Foods, and $291.3 million in the case of Mechel Steel - are likely to be larger than offerings we expect our target clients to be making, we believe the growth of the Russian economy and the need for capital will result in other Russian companies that are desirous of growth seeking capital in foreign markets, including the United States.

         Our initial focus has been to aid Russian banks in seeking capital as a result of their need for increased capital and liquidity. Furthermore, because they are government regulated - reporting to the Russian Central Bank - they have more sophisticated accounting and are more accustomed to the reporting process. We believe Russian banks are likely to make offerings in the United States. See "Business - Advisory Contracts".

SERVICES OFFERED

         We plan to help our clients in planning to raise capital in the United States, and, in appropriate circumstances, markets such as England or Germany, either together with or instead of the United States, in one or more of the following ways:

         o Familiarizing clients with the process and procedures for raising capital in the United States, including:

                  o The potential benefits and detriments to selling their securities in public markets;

                  o        The registration process;

                  o        Listing requirements and procedures;

         o Assisting clients in evaluating their business opportunities and strategic and financial alternatives with a view toward maximizing business opportunities and stockholder value;

         o Work with clients to analyze the potential economic impact to them, their principals and their stockholders of a public offering and other forms of financing;

         o Helping clients to develop business strategies and goals, and assisting in the preparation of a business plan;

         o Advising on the establishment of a capital structure suitable for a public company to assure it has adequate authorized securities, sufficient outstanding shares for an adequate public float and a structure designed to have a minimum offering price required in order for institutional investors to invest and establish a range customary in the market in which their securities are to be offered;

         o Advising on building and strengthening management teams that are appropriate for a public company, including individuals with appropriate operational, financial and accounting backgrounds;

         o Advising on the creation of compensation arrangements, including incentive programs, to align the interests of management and investors;

         o Helping clients develop a board of directors structure acceptable to United States investors and that meets the applicable requirements of the exchange or automated trading system on which the client proposes to list its securities, including helping to find sufficient and appropriate independent directors and establishing audit, compensation and other committees;

         o Advising on the appropriate market on which the securities proposed to be offered by our clients are to be listed and traded, including providing information regarding the criteria for initial and continued listing of the potential markets;

         o Interviewing and recommending to clients, in both their country of origin and in the countries in which they intend to offer their securities:

                  o        Law firms

                  o        Accounting firms

                  o        Investment banking firms and underwriters;

         o Introducing clients to transfer agents, registrars and banknote companies;

         o Counseling on public relations following completion of an offering, including recommending public relations firms to the client;

         o Assisting in the organization and development of information for inclusion in a registration statement or other disclosure document and in listing documents; and

         o While we will not directly or indirectly raise capital for our clients, we intend to introduce our clients to broker-dealers who may assist them in raising capital.

         We will not provide any legal or accounting advice to clients, which advice will be provided by attorneys, accountants, investment bankers or others who we either introduce or recommend to our clients. We believe fees for our services will include cash fees, shares, and warrants in client companies' common stock or a combination of those forms of consideration. The amount of cash, stock and warrants will vary depending on the type and scope of services required by the client and through negotiation with each client.

MARKETING STRATEGY

         We believe that we will attract potential clients from various sources, initially through contacts that our chief executive officer and members of our advisory board have in Russia. We also intend to conduct selective advertising in business and trade newspapers and periodicals, develop our website to which prospective clients will have access, conduct and sponsor educational conferences, and develop contacts with various accounting and law firms located in Russia. We plan to have an Internet website located at www.iporussia.com, www.iporussia.us and www.iporussia.ru. We also plan to register our website in Internet search engines, including Yahoo, Excite, AOL and other major search engines, so that clients and potential clients can find our website. Depending on the responses to our planned newspaper advertising and our website on the Internet, we may pursue other advertising media to increase our visibility to our prospective clients. We have not yet developed a plan for advertising on any other medium at this time.

         In light of our limited staff and resources and to properly develop our reputation, we intend to be selective in accepting clients. We will evaluate each potential client by analyzing its business and prospects for a public offering. In our evaluations, we will analyze, among other things, the potential client's financial position, the experience of its management, its products, services and concepts, its competitors, its stockholder base, its organization and its capitalization to determine whether a public offering is feasible or advisable for the potential client.

         In August 2002, we entered into a Memorandum of Understanding with Finance-Analyst Joint Stock Company, a duly registered Russian stock broker and asset manager qualified to trade securities of customers residing in the Russian Federation. The Memorandum of Understanding provides for cooperation between us, with Finance-Analyst Joint Stock Company to introduce us to Russian corporations desirous of going public in foreign markets and also assist in the due diligence process. In turn, we will recommend that our clients consider using Finance-Analyst Joint Stock Company to list their securities on the Russian stock market.

         On October 31, 2002, we entered into separate Protocols of Mutual Understanding and Support with The Chamber of Commerce and Industry of Moscow Region and with the Moscow Region Center of Innovative Technologies, known as INPROTECH. On December 25, 2002, we entered into a Protocol of Mutual Understanding and Support with the Institute of Independent Social and Economic Studies - INSEI LLP. Each party to a Protocol of Mutual Understanding and Support with us has agreed, with no cost to us, to identify, and facilitate our introduction to, Russian corporations that may be interested in our services. The Chamber of Commerce and Industry is a non-state, non-profit organization set up with the aim of promoting growth of the Russian economy and its integration into the world economic system, and forging trade, economic, scientific and technological links between Russian and foreign business communities, including assisting in the attraction of foreign investments. INPROTECH was formed in 2001 on the initiative of the Government of Moscow Region of the Russian Federation to establish a quality system for the support and development of innovation and investment activities in the Moscow Region. INPROTECH has developed a database of investment projects and innovation technologies in Moscow. This database is available to investors interested in investments in the region. While we will have access to INPROTECH's database, we will not be listed in INPROTECH's database. INPROTECH intents to introduce potential clients. INSEI provides finance consulting, tax information and audit services for Russian and foreign enterprises. See "Advisory Board" in Item 9 of this Report. We believe that the three protocols will provide us with introductions to potential clients.

         Mikhail V. Romanovsky, a member of our advisory board and the owner of 50,000 shares of our common stock, is Chairman of the Board of Directors of INSEI. See "Management - Advisory Board." Neither we or any of our affiliates are affiliated with Finance-Analyst Joint Stock Company, the Chamber of Commerce and Industry of Moscow Region or INPROTECH nor any of their affiliates.

ADVISORY CONTRACTS

         At March 29, 2005, we were parties to four agreements to advise Russian clients, including banks, to assist in their efforts to raise additional capital. Each agreement generally provides for us to endeavor to introduce the client to one or more underwriting companies, stock brokerage companies or investors who may be interested in engaging in a financing arrangement or in a business combination with the client. Our clients have agreed to pay us a cash fee, upon closing of the transaction, of 3% to 7% of the consideration, as defined, paid in any of those type transactions that are consummated. We have agreed to pay 1/10 to 2/7 of our fee to a stockholder who owns less than 5% of our common stock. The agreements provide for a 24-month term and we are entitled to receive our full fee even if a covered transaction is entered into up to two years after the expiration of the agreement with an investor we introduced to the client during the term of the agreement. We are in the process of obtaining, and updating, the business information about the clients in the English language for distribution to various third parties that may be interested in underwriting securities of the client.

         Neither we nor any of our affiliates are affiliated with the companies with which we are parties to advisory contracts nor with any of their affiliates.

COMPETITION

         Competition in Russia for the business advisory services that we are offering is likely to rapidly evolve in time as Russian companies expand their capital raising efforts. There are no substantial barriers to entry into our operations, and we expect that competition will increase. We expect our principal competitors to be:

         o        Investment banking firms

         o        Law firms

         o        Accounting firms

         o        Specialized consulting companies.

         Foreign investment banking firms, such as Deutsche Banc Alex, Brown and ING Barings in the case of the offering by Mobile Telesystems OJSC in June 2000, ING Baring in the case of the offering by Winn-Bill-Dann in February 2002 and UBS Investment Bank, JP Morgan and Morgan Stanley in the case of the offering by Mechel Steel in October 2004 - the only three underwritten offerings into the United States market of Russian companies to date that we are aware of - have begun underwriting securities of Russian companies. See "Business - Marketing Background and Strategy".

         Most of the companies with whom we will compete have more experience in capital raising than we and our officers, directors and advisors have, and have greater market presence and financial, technical, personnel, marketing and other resources than we have. We intend to compete primarily through contacts that our president and chief executive officer has throughout Russia and our marketing efforts.

GOVERNMENT REGULATIONS

         The services being provided by us to clients in Russia, including introducing them to underwriters, investment bankers and other financing sources to not require us do obtain Russian governmental approvals or licenses, although we have registered as a company doing business in that country.

         We have formed a subsidiary that, in March 2005, applied to become a registered broker-dealer with SEC and a member of the National Association of Securities Dealers. We intend that our subsidiary will also register in the states in which we will be conducting a securities business, and apply to become a member of the Securities Investor Protection Corporation. We understand that, at present, the registration process takes approximately six months from the filing of an application to complete the registration process. Until such time as we become a registered broker-dealer, we will not introduce clients to broker-dealers, solicit investors in, or any potential acquirers or other business partners for, our clients in the United States. If our clients seek financing or a business combination in a market other than the United States, we may be required, depending upon the laws of that jurisdiction, to register with an appropriate governmental agency or self-regulatory agency in order to receive fees. However, there is no assurance that we will be able to complete the registration process.

EMPLOYEES

         On March 30, 2005, the Company had four employees, of whom three, including Vladimir F. Kuznetsov, our president and chief executive officer were employed at the Company's Moscow office, and Leonard W. Suroff our executive vice president, secretary and treasurer was employed at our Long Island, New York office. The Company has not experienced any work stoppage as a result of labor difficulties and believes it has satisfactory employee relations. The Company is not party to any collective bargaining agreements. See "Executive Compensation - Employment Agreements".

ITEM 2.  DESCRIPTION OF PROPERTIES

         We presently maintain our principal executive offices on Long Island, New York, at the residence of our executive vice president, secretary and treasurer, Leonard W. Suroff, from which we conduct operations, and for which we pay no rent and do not anticipate paying rent in the future. We have a furnished office in Moscow, Russia of approximately 560 square feet under a month-to-month lease, at a rental of $3,070 per month.

ITEM 3.  LEGAL PROCEEDINGS

         There is no pending or, to our knowledge, threatened litigation or administrative action against us or our officers and directors.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         Not Applicable.

                                     PART II

ITEM 5. MARKET FOR THE COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND SMALL BUSINESS ISSUES PURCHASERS OF EQUITY SECURITIES

         The Company's common stock is quoted on the NASDAQ Over The Counter Bulletin Board under the symbol IPOR. Trading of the Company's common stock on the Over The Counter Bulletin Board commenced on January 6, 2005. The following table reflects the high and low closing prices for the Company's common stock since trading commenced in January 2005 and ending on March 29, 2005. These quotations are based on information supplied by market makers of the Company's common stock. These quotations reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not represent actual transactions:

                                                              Price Range

                               Fiscal 2005                Low            High

          First Quarter (January 6, 2005 through
            March 29, 2005)                              $1.02          $1.450

         As of March 29, 2005, there are approximately 95 holders of record of our common stock.

         To date, the Company has paid no cash dividends. For the foreseeable future, the Company intends to retain all earnings generated from operations for use in the Company's business.

ITEM 6.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

LIQUIDITY AND CAPITAL RESOURCES

         We remain in the development stage. Since our inception, we have been financed through private placements of an aggregate of 13,600,000 shares of our common stock to our officers, directors, advisors and their respective families and friends for an aggregate of $151,300 and a public offering of 700,000 shares of our common stock for approximately $440,000, net of underwriting commissions and expenses.

         In addition, on June 27, 2003, we borrowed $107,500 from a bank under a promissory note which bears interest at the rate of 5% per annum and is repayable on December 27, 2005. The Company expects to be able to renew the loan at maturity if it is unable prior thereto to repay the loan from operating cash flows. Repayment of the loan is supported by collateral pledged by five of our stockholders, including Messrs. Suroff and Bernstein.

         We cannot predict to what extent our liquidity and capital resources will be diminished prior to the implementation of our business plan or whether our capital will be further depleted by operating losses (if any) in carrying out our business plan.

         Prior to our receipt of operating revenues, funding of our expenses will be from the funds we received in the private placements, from the proceeds of the public offering and from funds we may borrow or raise in sales of our equity securities.

         See "Plan for 2005," below, for information concerning our presently contemplated expenditures during 2005.

OFF-BALANCE SHEET ARRANGEMENTS

         We have no off-balance sheet arrangements.

RESULTS OF OPERATIONS

         Year Ended December 31, 2004 Compared With Year Ended December 31,
2003.

         During the year ended December 31, 2004, we incurred a loss of $181,094 compared to $36,372 for the year ended December 31, 2003.

         To date, we have received no revenues, although we are a party to four financial advisory agreements with Russian clients. Each agreement provides that we will only receive compensation for our services upon our client's successful completion of a covered transaction.

         The primary reasons for our increased loss were the salaries of our president and chief executive officer and of our executive vice president, secretary and treasurer, which commenced, pursuant to the terms of their employment agreements, on January 1, 2004 and December 14, 2004, respectively, as a result of which we incurred compensation expense of $77,692 during 2004; an increase of $5,512 over 2003 expenditures for travel and entertainment in soliciting clients; $10,000 in accounting fees incurred in reviewing our quarterly reports filed with SEC; and an increase of $2,663 in interest expense incurred on the $107,500 we borrowed in June 2003.

         Year Ended December 31, 2003 Compared With Year Ended December 31, 2002

         During the twelve months ended December 31, 2003, we incurred a loss of $36,372 compared to $54,917 for the nine month period in 2002 from our inception on April 1, 2002 until December 31, 2002. Our expenses for the twelve months ended December 31, 2003 included $19,047 for travel and entertainment in soliciting clients compared to $37,132 from inception until December 31, 2002. We did not incur any expenses in connection with our organization or for auditing our financial statements in 2003, but incurred $2,351 and $4,000, respectively, of these expenses from inception until December 31, 2002. Our remaining expenses of $17,325 in 2003 were primarily for taxes and the preparation of tax returns and for office supplies, postage, interest and Russian newswire and statistical services, while our other expenses of $11,434 from inception through December 31, 2002 were primarily for office supplies, postage, and website design.

PLAN FOR 2005

         We believe that our existing cash will be sufficient to execute our business plan for at least 2005. We do not expect during this period to generate significant revenues since it will take us at least six months to register as a broker-dealer in the United States during which time we will not solicit investors in, or any potential acquirers or other business partners for, our clients in the United States. If our clients seek financing or a business combination in a market other than the United States, we may be required, depending upon the laws of that jurisdiction, to register with an appropriate governmental agency or self-regulatory agency in order to receive fees. The following discusses our uses of cash and plan of operations for 2005.

         We have opened one office in Moscow at a monthly rental of $3,070 under a month-to-month lease, which includes furniture. We may also open one office on Long Island, New York. Our office in Moscow houses our president and chief executive officer, who is primarily responsible for soliciting clients in Russia. Our present office in New York, for which we pay no rent, houses our executive vice president, secretary and treasurer who will be in charge of our administrative functions, as well as facilitating relationships with investment banking firms, law firms, accounting firms and other organizations needed to facilitate the raising of capital by our clients in the United States. We do not anticipate opening additional offices during 2005.

         In addition to our president and chief executive officer, we have hired two employees to staff our Moscow offices. One is to help in our solicitation of clients and the other is to perform administrative services. In addition, our Moscow office retains one independent contractor to perform bookkeeping services. Our cost for these two individuals for 2005 is estimated to be $50,000. Our officers will receive, pursuant to their employment agreements, annual salaries aggregating $180,500.

         We presently have allocated $80,000 to our marketing budget during 2005. We have allocated amounts to marketing as follows:

             Travel related expenses to solicit            $60,000
                and perform services
             Participation at seminars and trade
                conferences                                 10,000
             Newspaper and periodical                        5,000
                advertising

             Website construction                            5,000
                                                         ---------
                                                           $80,000

         Travel related expenses to solicit, and perform services for, our clients includes travel to and from, and internally within, Russia, lodgings and meals, including entertaining our clients and prospective clients and broker-dealers who may be interested in underwriting our clients.

         We have determined to shift more of our marketing budget previously allocated to newspaper and periodical advertising to the participation at seminars and trade conferences as our recent experience indicates that conference participation may provide more immediate results. In that regard, we will be attending a conference to be held in April in Moscow which is designed for Russian companies seeking financing.

         Our website development cost will be approximately $5,000 and will support all of the offices we presently contemplate. We expect to have our website operational in April 2005.

         We have formed a subsidiary that has applied to become a member of the National Association of Securities Dealers and register as a broker-dealer with the SEC. We also intend, to the extent required, to register our subsidiary in states in which it will be conducting a securities business and for it to apply to become a member of the Securities Investor Protection Corporation. We expect that the cost of formation of this subsidiary, preparation of the application, filing fees and the cost of obtaining a broker's blanket bond will be approximately $20,000. We have negotiated for the cost of broker-dealer regulatory compliance and the employment of required statutory personnel for the first year after our subsidiary becomes registered to be paid through the issuance of 100,000 shares of our common stock and options to purchase 100,000 shares of our common stock, respectively.

         We have budgeted $15,000 in 2005 for day-to-day legal services, including for participation in transactions in which we participate for our clients and compliance with the laws of the jurisdictions in which we will operate, although most of our legal functions will be conducted through Leonard
W. Suroff, our executive vice president, secretary and treasurer, who is an attorney admitted to practice in the State of New York. We have also budgeted $30,000 for accounting services and $20,000 for legal services in connection with our SEC reporting.

         The balance of our available cash has been allocated to general working capital without any specific purpose, but, rather, will be used to meet contingencies. The occurrence of unforeseen events or changed business conditions also could make it necessary or advisable to reallocate some of the proceeds within the categories set forth in the table in a manner our management deems appropriate. As a result, our management will have broad discretion in applying the net proceeds we receive.

ITEM 7.  FINANCIAL STATEMENTS

                          INDEX TO FINANCIAL STATEMENTS

                                                                         Page

REPORT OF REGISTERED PUBLIC ACCOUNTING FIRM                                12

FINANCIAL STATEMENTS

         Balance Sheet as of December 31, 2004 and

              December 31, 2003                                            13

         Statement of Operations for the years ended
              December 31, 2004 and 2003 and for the
              period April 1, 2002 (Inception) to December 31, 2004        14

         Statement of Stockholders' Equity for the years ended
              December 31, 2004 and 2003 and for the
              period April 1, 2002 (Inception) to December 31, 2004        15

         Statement of Cash Flows for the years ended
              December 31, 2004 and 2003 and for the
              period April 1, 2002 (Inception) to December 31, 2004        16

         Notes to Financial Statements                                  17-19

Aaron Stein
CERTIFIED PUBLIC ACCOUNT
                                                             981 ALLEN LANE
                                                              P.O. BOX 406
                                                           WOODMERE, NY 11598
                                                              516-569-0520

REPORT OF REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders'
    IPORUSSIA, INC.

         I have audited the accompanying balance sheets of IPORUSSIA, INC. (a development stage company) as of December 31, 2004 and 2003 and the related statements of operations, changes in stockholders' equity and cash flows for the years ended December 31, 2004 and 2003 and for the period from April 1, 2002 (inception) to December 31, 2004. These financial statements are the responsibility of the Company's management. My responsibility is to express an opinion on these financial statements based on my audit.

         I conducted my audit in accordance with auditing standards of the Public Company Accounting Oversight Board (United States). Those standards require that I plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatements. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. I believe that my audits provide a reasonable basis for my opinion.

         In my opinion, the financial statements referred to above present fairly, in all material respects, the financial position of IPORUSSIA, INC. (a development stage company) as of December 31, 2004 and 2003 and the results of its operations and its cash flows for the years ended December 31, 2004 and 2003 and for the period from April 1, 2002 (inception) to December 31, 2004 in conformity with U.S. generally accepted accounting principles.

Aaron Stein CPA
Woodmere, New York
March 28, 2005

IPORUSSIA, INC.
(A Development Stage Company)
BALANCE SHEET

                                                                          December 31,
                                                                   ---------       ---------
                                                                     2004            2003
                                                                   ---------       ---------
ASSETS

CURRENT ASSETS
         Cash (including restricted cash of $11,000)               $ 415,624       $  59,662
                                                                   ---------       ---------
              Total current assets                                   415,624          59,662
                                                                   ---------       ---------
EQUIPMENT, net of accumulated depreciation of $-0-                     6,464               -
                                                                   ---------       ---------
OTHER ASSETS

         Deferred offering costs                                           -         127,084
         Prepaid offering costs                                            -           3,432
         Prepaid expenses                                             25,000               -
                                                                   ---------       ---------
              Total other assets                                      25,000         130,516
                                                                   ---------       ---------
                                                                   $ 447,088       $ 190,178
                                                                   =========       =========

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
         Accounts payable                                          $  27,905       $  22,667
         Payment for shares to be issued                              11,000               -
         Bank note payable                                           107,500               -
                                                                   ---------       ---------
Total current liabilities                                            146,405          22,667
                                                                   ---------       ---------
BANK NOTE PAYABLE                                                          -         107,500
                                                                   ---------       ---------
COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY
         Preferred stock, $.0001 par value, 1,000,000 shares
         authorized, no shares issued                                      -               -

         Common stock,  $0.0001 par value, 100,000,000 shares
         authorized, 14,279,000 shares issued and outstanding          1,428           1,360

         Additional paid-in-capital                                  571,638         149,940
         Accumulated deficit                                        (272,383)        (91,289)
                                                                   ---------       ---------
              Total stockholders' equity                             300,683          60,011
                                                                   ---------       ---------
                                                                   $ 447,088       $ 190,178
                                                                   =========       =========


                        See notes to financial statements

IPORUSSIA, INC.
(A Development Stage Company)
STATEMENT OF OPERATIONS


                                                                           April 1, 2002
                                                Year Ended                (Inception) to
                                               December 31,                December 31
                                    -------------------------------        ------------
                                        2004               2003                2004
                                    ------------       ------------        ------------
REVENUE                              $          -      $           -       $          -
                                     ------------       ------------       ------------
GENERAL AND ADMINISTRATIVE
    Organization costs              $           -      $           -       $      2,351
    Accounting fees                        10,000                  -             14,000
    Client development expenses            24,559             19,047             80,738
    Officers' salaries                     77,692                  -             77,692
    Other expenses                         63,773             14,615             89,822
    Interest expense                        5,373              2,710              8,083
                                     ------------       ------------       ------------
LOSS BEFORE OTHER INCOME                  181,397             36,372            272,686

OTHER INCOME

    Interest                                  303                  -                303
                                     ------------       ------------       ------------
NET LOSS                             $   (181,094)      $    (36,372)      $   (272,383)
                                     ------------       ------------       ------------
EARNINGS PER SHARE

    Basic and diluted                $     (0.013)      $     (0.003)
                                     ============       ============

WEIGHTED AVERAGE NUMBER OF
  COMMON SHARES OUTSTANDING

    Basic and diluted                  13,628,292         13,600,000
                                     ============       ============



                        See notes to financial statements

IPORUSSIA, INC.
(A Development Stage Company)
STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY

                                                                                        Accumulated
                                                                                          Deficit
                                                                        Additional      During the
                                                                         Paid-In       Development
                                          Shares          Amount         Capital           Stage            Total
                                        ----------      ----------      ----------       ----------       ----------
Issuance of common stock-
  at par                                13,000,000      $    1,300   $           -     $          -       $    1,300

Issuance of common stock-
  at $0.25 per share                       600,000              60         149,940                -          150,000

Net loss-April 1, 2002 (Inception)

  through December 31, 2002                      -               -               -          (54,917)         (54,917)
                                        ----------      ----------      ----------       ----------       ----------
Balance December 31, 2002               13,600,000           1,360         149,940          (54,917)          96,383

Net loss - Year ended

  December 31, 2003                              -               -               -          (36,372)         (36,372)
                                        ----------      ----------      ----------       ----------       ----------
Balance - December 31, 2003             13,600,000           1,360         149,940          (91,289)          60,011

Issuance of common stock-
  at $1.00 per share                       679,000              68         678,932                -          679,000

Underwriter's warrants                           -               -              68                -               68

Offering costs                                   -               -        (257,302)               -         (257,302)

Net loss - Year ended

  December 31, 2004                              -               -               -         (181,094)        (181,094)
                                        ----------      ----------      ----------       ----------       ----------
Balance - December 31, 2004             14,279,000      $    1,428      $  571,638       $ (272,383)      $  300,683
                                        ==========      ==========      ==========       ==========       ==========


                        See notes to financial statements

IPORUSSIA, INC.
STATEMENT OF CASH FLOWS

                                                                                   April 1, 2002
                                                              Year Ended           (Inception) to
                                                             December 31,            December 31,
                                                         2004            2003           2004
                                                      ---------       ---------       ---------
CASH FLOWS FROM OPERATING ACTIVITIES
  Net loss                                            $(181,094)      $ (36,372)      $(272,383)
Adjustments to reconcile net loss to net
cash used by operating activities:
    Changes in assets and liabilities:
    Increase in prepaid expenses                        (21,568)         (3,432)        (25,000)
    Increase in accounts payable                          5,238          22,667          27,905
    Increase in payment for shares not issued            11,000               -          11,000
                                                      ---------       ---------       ---------
      Net cash used for operating activities           (186,424)        (17,137)       (269,478)
                                                      ---------       ---------       ---------
CASH FLOWS FROM INVESTING ACTIVITIES
  Purchase of equipment                                  (6,464)              -          (6,464)
                                                      ---------       ---------       ---------
    Net cash used for investing activities               (6,464)              -          (6,464)
                                                      ---------       ---------       ---------

CASH FLOWS FROM FINANCING ACTIVITIES
    Gross proceeds from issuance of common stock        679,000               -         830,300
    Offering costs                                     (130,218)        (93,685)       (257,302)
    Proceeds from long-term borrowings                        -         107,500         107,500
                                                      ---------       ---------       ---------
      Net cash provided by financing activities         548,782          13,815         680,498
                                                      ---------       ---------       ---------
      NET (DECREASE) INCREASE IN CASH                   355,894          (3,322)        415,556

CASH AND CASH EQUIVALENTS, Beginning                     59,662          62,984               -
                                                      ---------       ---------       ---------
CASH AND CASH EQUIVALENTS, End                        $ 415,556       $  59,662       $ 415,516
                                                      =========       =========       =========

SUPPLEMENTAL DISCLOSURES OF CASH PAYMENTS

  Interest                                            $   5,373       $   2,710       $   5,373
                                                      =========       =========       =========
  Taxes                                               $       -       $       -       $       -
                                                      =========       =========       =========


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

         BUSINESS

         We provide business advisory services to private companies located in the Russian Federation that are interested in taking their companies public in foreign markets. These services include providing information regarding the requirements and procedures of going public, assisting clients in assembling a team of professionals and introductions to broker-dealers to assist them in raising capital. Our clients will compensate us only upon completion of a financial transaction.

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

         REVENUE RECOGNITIONS -- We will recognize revenue based upon the successful closing of a financing arrangement or other financial advisory services as enumerated in our financial advisory agreements with our clients.

         CASH -- For purposes of these statements, we consider all highly liquid investments with original maturities of three months or less and which are not subject to withdrawal restrictions or penalties, as cash and equivalents in the accompanying balance sheet.

         EQUIPMENT-- Equipment is stated at cost. Depreciation is computed on the straight - line method over the estimated useful lives of the respective assets. Repairs and maintenance are expenses as incurred.

         DEFERRED OFFERING COSTS -- In December 2004 and January 2005, we completed a public offering of our common stock, in which we sold 679,000 and 21,000 (subscriptions for 11,000 of which were received prior to year end) shares, respectively. The charging of costs of $257,302 incurred prior to the initial closing in December 2004 was deferred pending completion of the offering, at which time these costs were charged against the proceeds included in additional paid-in capital.

IPORUSSIA, INC.
NOTES TO FINANCIAL STATEMENTS

NOTE 2 -- STOCKHOLDERS' EQUITY (CONTINUED)

         PUBLIC OFFERING

         On December 14, 2004, the first of two closings took place of our public offering at which time we sold 679,000 shares for an aggregate of $679,000. The second closing took place on January 12, 2005 at which time we sold 21,000 shares for an aggregate of $21,000. For its services the underwriter (a) received a commission and expense allowance of 10% and 3%, respectively, of the public offering price of the shares, and (b) sold for a purchase price of $.0001 per share subject thereto, warrants to purchase one share of our common stock for each ten shares sold in the public offering, or an aggregate of 67,900 shares of our common stock. The warrants are exercisable at a price of $1.32 per share for a period of four years commencing December 14, 2005.

NOTE 3-- COMMITMENTS AND CONTINGENCIES

         We have entered into a five-year employment agreement with our president, which provides for him to receive compensation of $70,000 per annum commencing January 1, 2004, increasing by no less than 15% over the prior year's compensation each January 1. Accordingly, on January 1, 2005, his compensation increased to $80,500.

         We have also entered into a five-year employment agreement with our executive vice president and treasurer who is receiving compensation of $100,000 per annum commencing with the completion of our initial public offering on December 14, 2004. His compensation will increase by no less than 15% over the prior year's compensation each December 14, commencing December 14, 2005.

         We are a party to a month-to-month lease for our furnished Moscow office at a monthly rental of $3,070.

NOTE 4 -- STOCK OPTIONS

         We have adopted a stock option plan to reward and provide incentives to our present and future employees, officers, directors and consultants. Under the plan, we may grant options to purchase up to 3,000,000 shares of our common stock. Options may be either "incentive stock options" intended to qualify for favorable tax treatment under Section 422A of the Internal Revenue Code of 1986 or "nonqualified stock options." Options granted to non-employee directors and consultants can only be non-qualified stock options. The option exercise prices are to be determined by our board or its committee but must be at least 100% (110% in certain cases) of the market value of our common stock on the date of grant. Options can be granted for a term, established by the board or the committee, not exceeding 10 years (5 years in certain cases) from the date of grant.

NOTE 5 -- BANK NOTE PAYABLE

         We are obligated under a note payable to a bank, which is payable in monthly installments of interest only at the rate of 5% per annum since July 27, 2003. This loan matures on December 27, 2005. Repayment of the loan is supported by collateral pledged by five of our stockholders, including Leonard W. Suroff, our executive vice president and treasurer and a director, and Richard Bernstein, a director.

NOTE 7 -- SUBSEQUENT EVENTS

         On January 12, 2005, a second closing under our public offering took place, at which 21,000 shares of our common stock was sold for a total of $21,000. We also sold the underwriter warrants to purchase 2,100 shares of our common stock for $.0001 per share subject thereto.

         On January 19, 2005, the Ministry of Justice of the Russian Federation granted us a permit and certificate to open a representation office in Moscow. The permit and certificate expire on January 19, 2008.

         On February 8, 2005, we formed IPOR Capital, LLC as a wholly owned subsidiary under the laws of the State of Delaware. IPOR Capital, LLC is in the process of registering as a broker-dealer in the United States.

         In February 2005, we privately issued 100,000 shares of our common stock, valued at $50,000, to a company that is helping our subsidiary register as a broker-dealer.

         In February 2005, we privately issued 40,000 shares of our common stock, valued at $20,000, as partial consideration for services rendered to us by a company that provided market research on the Company.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

         None.

ITEM 8A.  CONTROLS AND PROCEDURES

         As of the end of the period covered by this Report, management of the Company, with the participation of the Company's president and principal executive officer and the Company's executive vice president and principal financial officer, evaluated the effectiveness of the Company's "disclosure controls and procedures," as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934. Based on that evaluation, these officers concluded that, as of December 31, 2004, the Company's disclosure controls and procedures were effective to provide reasonable assurance that information required to be disclosed in the Company's periodic filings under the Securities Exchange Act of 1934 is accumulated and communicated to the Company's management, including those officers, to allow timely decisions regarding required disclosure.

         During the period covered by this Report, there were no changes in the Company's internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

ITEM 8B.  OTHER INFORMATION

         None.

                                                   PART III

ITEM 9.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

         Our executive officers and directors are:

                  Name                                 Office
         Vladimir F. Kuznetsov     President, Chief Executive Officer and
                                   Director

         Leonard W. Suroff         Executive Vice President, Treasurer,
                                   Secretary and Director

         Richard Bernstein         Director

         The following describes the employment background during the past five years of our executive officers and directors and the members of our advisory board:

         VLADIMIR F. KUZNETSOV - President & Chief Executive Officer and
Director

         Vladimir F. Kuznetsov, has been our president, chief executive officer and a director since our inception in April 2002. Mr. Kuznetsov did not devote a significant amount of time to our affairs until he became a full-time employee on January 1, 2004. See "Executive Compensation - Employment Agreements" for information concerning Mr. Kuznetsov's employment agreement with us. From February 1999 until December 31, 2003, Mr. Kuznetsov was managing director of the Moscow Office of Rascom Telecommunication Company, a company that provides telecommunications services. From November 1997 to February 1999, Mr. Kuznetsov was employed as Director for Marketing and Sales and Director for Business Development of Macomnet, a Russian-American joint venture that is a fiber-optic telecommunications carrier. Mr. Kuznetsov was engaged in restructuring Macomnet's marketing and sales force. From January 1997 to November 1997, Mr. Kuznetsov was employed as Technical Director of Telecommunications Systems for Altro GmbH. (Austria), a telecommunications and security systems distributor. From May 1996 to January 1997, Mr. Kuznetsov was a marketing and sales representative in Russia for Securacom, Inc., a United States based security systems distribution company. From September 1973 to 1994. Mr. Kuznetsov was an officer of the Armed Forces of the former USSR and the Russian Federation, rising to the rank of colonel attached to the General Staff of the Armed Forces. Mr. Kuznetsov graduated from LVOV Polytechnic Institute as an Electronics Systems Engineer and from Military Telecommunications Academy receiving a degree in Management of Telecommunications Systems. Vladimir F. Kuznetsov is 55 years of age.

         LEONARD W. SUROFF - Executive Vice President, Secretary, Treasurer and Director

         Leonard W. Suroff, has been our executive vice president, secretary, treasurer and a director since our inception in April 2002 and executive vice president since February 2003. Mr. Suroff devotes such business time as is necessary to our business to fulfill his duties as our executive vice president, secretary, treasurer and a director. See "Executive Compensation - Employment Agreements" for information concerning Mr. Suroff's employment agreement with us. Mr. Suroff has been corporate counsel to TII Network Technologies, Inc., a publicly traded company engaged in the manufacture of electronic products, for more than the past five years. From May 1990 until September 2002, Mr. Suroff also was Corporate Counsel to American Biogenetic Sciences, Inc., a publicly traded biotechnology company engaged in researching and developing diagnostic tests for cardiopulmonary conditions as well as treatments for neurological disorders. Mr. Suroff graduated from Polytechnic University in New York with a Bachelor of Science degree in Mechanical Engineering and from

Brooklyn Law School. Mr. Suroff is admitted to practice before the United States Patent and Trademark Office as a registered Patent Attorney. Leonard W. Suroff is 68 years of age.

         RICHARD BERNSTEIN - Director

         Richard Bernstein has been a director since our inception in April 2002. Mr. Bernstein has managed his personal investments since January 1999. From April 1994 to December 1998, he was President and Chief Executive Officer and a director of NovoComm, Inc., a multimedia telecommunications firm, spending approximately fifty percent of his business time in Russia focusing on the emerging Russian and Ukranian telecommunications markets. Mr. Bernstein will devote only so much of his time to our affairs as is necessary to discharge his duties as a director. Richard Bernstein is 62 years of age.

         All directors hold office until the next annual stockholder's meeting and until their successors have been elected or qualified or until resignation or removal. Vacancies on the board are filled by a majority vote of the remaining directors. Officers serve at the pleasure of the board of directors.

ADVISORY BOARD

         We have established an informal advisory board. The role of the advisory board is to be available to assist our management with general business and strategic planning advice upon request from time-to time. Accordingly, the advisory board members intend to devote themselves part-time to our affairs.

         The board as it is presently composed exists as follows:

         Cleveland Johnson, Jr., chairman of our advisory board, has extensive experience in both business and government. Since June 1998, Mr. Johnson has been a vice president of administration and sales, on a part-time basis, of Valucare, Inc., a company providing home health care services and since January 1998, Mr. Johnson has been involved in a number of civic, philanthropic, educational and political organizations. From June 1993 to December 1997, Mr. Johnson was vice-president of government relations and a member of the board of directors of Mariga Communications Corp., a company engaged in developing paging and other telecommunication systems in Russia. Prior thereto, Mr. Johnson was a regional director of the U.S. Department of Health and Human Services, vice-president for the College of Technology of the State University of New York and deputy county executive for New York's Suffolk County. In addition, since January 1966, Mr. Johnson has been president of Johnson Consulting Associates, a company providing business development, housing, health care and general business consulting services. Mr. Johnson holds a Bachelor of Science degree in Business Administration from Tri-State University and a Masters Degree in Public Administration from New York University. Mr. Johnson is currently a member of the board of directors of Allstate Life Insurance Company of New York and IntrAmerica Life Insurance Company.

         Sergei N. Abeltsev, was elected a member of the Russian Duma in December 2003 and has been vice-chairman of the Liberal-Democratic Party of Russia since 1994. Since January 2000, has also served as deputy chief of staff of the Committee on Informatization Policy of the Russian Duma, and state counselor, 2nd Class. Mr. Abeltsev provides us with knowledgeable of the current economic and business environment in the Russian Federation. From December 1995 to December 1999, Mr. Abeltsev was a deputy of the State Duma (the lower House of the Russian Federal Assembly), deputy head of the Liberal Democratic Party in the Duma and deputy chairman of the Duma Committee on the National Security. Mr. Abeltsev served in the Armed Forces of the USSR from August 1978 to January 1990. He graduated from the Academy of the General Staff of the Armed Forces of the Russian Federation and received a Doctor of Law degree from the Legal Institute of the Ministry of Interior of the Russian Federation.

         Paisley D. Demby has finance and strategic management experience. Since January 2003, Mr. Demby has been chief executive officer and, from May 1999 until January 2003, was president and chief executive officer of PBN Consulting, a company providing business consulting services. Mr. Demby has also served, since January 2003, as director of venture marketing for Synergie Capital Group, Inc., an investment banking and venture advisory organization serving entrepreneurs and investors in America and Europe and, from January 2001 to April 2002, also was business coordinator and a teacher at the Drake School of The Bronx. Mr. Demby has a Bachelor of Arts degree in Engineering and Economics from Brown University and an MBA from The Wharton School, University of Pennsylvania. Prior to attending The Wharton School, Mr. Demby was employed from July 1992 to April 1997 by JP Morgan in its the Global Technology and Operations Division and served as a business consultant to various divisions in JP Morgan, including the Financial Department.

         Fyodor I. Ladygin, retired as a three-star general of the former Soviet Union Armed Forces in May 1997. Mr. Ladygin, who resides in Moscow, is knowledgeable of the Russian Federation government and private industry. Since July 1992, My Ladygin has been a member of the executive board, East-West Energy Dialogue Institute, a Moscow-based entity that established business contacts with oil, gas, electricity and power production companies. Since May 2001, Mr. Ladygin has also been the director of VECTOR United Bureau of Strategic Analysis. From May 1997 until May 2001, Mr. Ladygin served as chief, intelligence directorate/deputy chief of the General Staff of the Russian Armed Forces from August 1992 to May 1997 and chief of treaty and legal directorate of the General Staff from June 1990 to August 1992, where his main responsibility was supervision of arms control negotiations. Since its establishment in September 1999, Mr. Ladygin has been a member of the Russian National Anti-Corruption Committee, a public organization.

         Gus Poulos has banking and investment finance experience. Mr.Poulos has managed his personal investments since July 2001. Prior thereto, from June 1993 to July 2001, Mr. Poulos was a partner in Omega Partners, Inc., a company providing financial advisory services. From June 1985 to December 1988, Mr. Poulos was president, and from July 1980 to June 1985, executive vice president and chief operating officer of Riverhead Savings Bank. For twenty years prior thereto, Mr. Poulos was senior vice president of Union Saving Bank. Mr. Poulos has a Bachelor of Arts degree in Accounting from Hofstra University.

         Mikhail V. Romanovsky has, since 1990, been chairman of the Board of Directors of the Institute of Independent Social and Economic studies - INSEI LLP, located in St. Petersburg, Russia, which provides financial consulting and planning, tax information and audit services for American, European and Russian enterprises operating in Russia. See "Description of Business - Marketing Strategy" in Item 1 of this Report. In addition, since 1981, Mr. Romanovsky has been Head of The Department of Finance of St. Petersburg State University of Economics and Finance, from which he received his Doctorate degree in Economic Studies.

         Eugene A. Selivra, M.D., is a physician who relocated from Russia to the United States in December 1991. Dr. Selivra is available to advise us on Russian customs and also brings us a knowledge of the international medical industry. Since October 2003, Dr. Selivra has been the chief operating officer of Global Medical Institutes, LLC, a company engaged in conducting clinical studies. From September 2000 to October 2003 Dr. Selivra was director of the Winthrop South Nassau University Health System Clinical Trials Network at Winthrop University Hospital. From November 1998 to August 2000, Dr. Selivra was clinical studies director for Innovative Clinical Solutions, Ltd., a company engaged in conducting clinical research. From September 1994 to November 1998, Dr. Selivra was employed by Arkansas Mental Health Research & Training Institute, a division of Mental Health services of the Arkansas Department of Human Services, which is affiliated with the University of Arkansas, as associate director for clinical trials from March 1998 to November 1998 and as coordinator of clinical trials from September 1994 to November 1998. Dr. Selivra received his medical degree from First Leningrad Academician I.P. Pavlov Medical School.

SECTION 16(A) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

         Section 16(a) of the Securities Exchange Act requires our executive officers and directors, and persons who beneficially own more than 10% of the our common stock, to file initial reports of ownership, and reports of changes of ownership, of the our equity securities with the SEC and furnish copies of those reports to us. Based solely on a review of the copies of the reports furnished to us to date and written representations that no reports were required, we believe that all reports required to be filed by such persons with respect to our year ended December 31, 2004 were timely filed.

ITEM 10.  EXECUTIVE COMPENSATION

SUMMARY COMPENSATION TABLE

         The following table sets forth information concerning the compensation of Vladimir F. Kuznetsov, our chief executive officer for services in all capacities to us during 2004, the only year in which he was compensated by us. No executive officer received compensation in excess of $100,000 during any year since our formation.

                               Annual Compensation

                Name Principal Position               Year         Salary
                -----------------------               ----         ------

         Vladimir F. Kuznetzov,                       2004        $70,000
         President and Chief Executive Officer        2003              -
                                                      2002              -


OPTIONS AND STOCK APPRECIATION RIGHTS

         No stock options or stock appreciation rights have been granted to, and none are held by, any of our executive officers.

EMPLOYMENT AGREEMENTS

         We are a party to employment agreements with Vladimir F. Kuznetsov to serve as our president and chief executive officer and Leonard W. Suroff to serve as our executive vice president, secretary and treasurer. Mr. Kuznetsov's employment agreement became effective January 1, 2004, while Mr. Suroff's employment agreement became effective December 14, 2004, with the initial closing of our public offering. . Each will be for a term expiring March 31, 2007 subject to earlier termination as discussed below.

         Mr. Kuznetsov became our full-time employee on January 1, 2004. Mr. Kuznetsov's agreement provides for him to be our full-time employee at the offices in Moscow and to receive an initial annual salary of $70,000 commencing January 1, 2004. Mr. Suroff's agreement provides for him to devote such business time as is necessary to our business and to receive an annual salary of $100,000 commencing December 14, 2004, with the initial closing under our public offering. Mr. Suroff devotes, on average, approximately three business days per week to our affairs. The salaries of each of Messrs. Kuznetsov and Suroff are to increase at the end of each 12-month period after its effective date by an amount to be determined by our board of directors, but by not less than 15% over the previous year.

         Each employment agreement provides that our board of directors may, but is not obligated to, award bonuses based upon the officer's performance. No criteria have been established at this time for determining the basis upon which any bonuses may be awarded. We are to provide each of Messrs.

Kuznetsov and Suroff with, among other things, medical insurance and a car for business purposes. We have also agreed to indemnify each, to the fullest extent permitted by applicable law and our certificate of incorporation, against expenses, including attorneys' fees, actually and necessarily incurred by him in connection with the defense of any legal activity, regardless of whether criminal, civil, administrative or investigative in nature, to which he is made a party by reason of his being or having been an officer of us. Mr. Kuznetsov's salary, therefore, increased to $80,500 commencing January 1, 2005.

         Each agreement permits us to terminate the employment agreement and discharge the employee for cause, as defined in the agreement, and the employee is disabled and unable to perform his normal duties for a period of four consecutive months or six months in the aggregate in any 12-month period.

         Each of Messrs. Kuznetsov and Suroff have agreed, among other things, not to disclose our trade secrets or confidential information about us or to compete against us for a period of two years after termination of his employment agreement, if his employment is terminated by us for cause. Each has also agreed not to influence our employees or customers in an attempt to divert their services or business from us for a period of two years after the later of termination of employment of receipt of any compensation from us. There can be no assurance that we will be able to maintain an action in Russia to enforce these convenants.

STOCK OPTIONS

         We have adopted a stock option plan to reward and provide incentives to our present and future employees, officers, non-employees, directors and consultants. Under the plan, we may grant options to purchase up to 3,000,000 shares of our common stock. The maximum number of shares that can be subject to an option granted to any person in any calendar year can not exceed 500,000 shares. Options may be either "incentive stock options" intended to qualify or favorable tax treatment under Section 422A of the Internal Revenue Code of 1986 for "non-qualified stock options." Options granted to non-employee directors and consultants can only be non-qualified stock options. The plan is administered by our Board of Directors or a committee of the board. Our board or its committee has the authority, subject to the express provisions of the plan, to determine the terms and conditions of each option, including to whom to grant options, the term, conditions to the exercise of options, vesting schedules and whether to accelerate the date of exercise of any option installment. Option exercise prices are to be determined by our board or its committee but must be at least 100% of the market value of our common stock on the date of grant or, in the case of an incentive stock option granted to an optionee who possesses more than 10% of the combined voting power of all classes of our stock, 110% of the market value of our common stock on the date of grant. Options can be granted for a term, established by the board or its committee, not exceeding ten years from the date of grant or, in the case of an incentive stock option granted to an optionee who possesses more than 10% of the combined voting power of all classes of our stock, five years from the date of grant. We have granted no stock options to date.

DIRECTORS' COMPENSATION

         Our directors receive no compensation for their services as directors. Messrs. Kuznetsov and Suroff will, however, receive compensation for their services as employees pursuant to their employment agreements (see "--Employment Agreements", above). Mr. Bernstein does not receive compensation for any services for us. Members of the advisory board will receive $1,000 for each meeting they attend and travel and other expenses incurred in connection with attendance at each meeting.

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth certain information regarding the beneficial ownership of our common stock, as of March 21, 2005, by (i) each person, including any "group", as that term is used in Section 13(d)(3) of the Securities Act of 1934, who is known by us to own beneficially 5% or more of our common stock, (ii) each of our directors, and (iii) all of our directors and executive officers as a group. Unless otherwise indicated, all persons listed below have sole voting power and investment power with respect to the shares owned by them.

                                                 AMOUNT AND NATURE OF BENEFICIAL        PERCENTAGE OF SHARES
   STOCKHOLDER                                              OWNERSHIP                    BENEFICIALLY OWNED
   ----------------------------------------- ---------------------------------------- ---------------------------
   Vladimir F. Kuznetsov                                   1,500,000                             10.3%
      19/2 Bratislavskaya  Street
      Moscow, 109451
      Russian Federation

   Leonard W. Suroff
      12 Tompkins Avenue
      Jericho, NY 11753                                    2,450,000(1)                          16.9%

   Richard Bernstein
      4 Dogwood Hill
      Brookville, NY 11545                                 3,100,000(2)                          21.3%

   All three executive officers and
   directors as a group                                    7,050,000(1)(2)                       48.5%
--------------------------

(1) Includes 1,225,000 shares owned by Mr. Suroff's wife, who has sole voting and dispositive power with respect to the shares owned by her and as to which Mr. Suroff disclaims beneficial ownership.

(2) Includes 1,575,000 shares owned by Mr. Bernstein's wife, who has sole voting and dispositive power with respect to the shares owned by her and as to which Mr. Bernstein disclaims beneficial ownership.

         The following table sets forth certain information, as at December 31, 2004, with respect to the Company's equity compensation plans:

                                  NUMBER OF SECURITIES TO BE                                      NUMBER OF SECURITIES
                                   ISSUED UPON EXERCISE OF       WEIGHTED-AVERAGE EXERCISE      REMAINING AVAILABLE FOR
                                     OUTSTANDING OPTIONS,          PRICE OF OUTSTANDING          FUTURE ISSUANCE UNDER
PLAN CATEGORY                        WARRANTS AND RIGHTS       OPTIONS, WARRANTS AND RIGHTS    EQUITY COMPENSATION PLANS
-------------                        -------------------       ----------------------------    -------------------------
Equity compensation plans
approved by security holders                    0                           $--                      3,000,000(a)
Equity compensation plans not
approved by security holders                    0                            --                              0
Total                                           0                            --                      3,000,000


(a) Consists of 3,000,000 shares available for future grant under the Company's 2002 Stock Option Plan, which permits the grant of options to employees and directors of, and consultants to, the Company.

ITEM 12.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

         None.

ITEM 13.  EXHIBITS

Exhibit
Number      Description
------      -----------

3.1 Certificate of Incorporation of IPORUSSIA, INC., as filed with the Secretary of State of the State of Delaware on April 1, 2002. Incorporated by reference to Exhibit 3.1 to the Company's Registration Statement on Form SB-2 (File No. 333-98247).

3.2 Certificate of Amendment of Certificate of Incorporation before payment of capital, as filed with the Secretary of State of the State of Delaware on April 1, 2002. Incorporated by reference to
            Exhibit 3.2 to the Company's Registration Statement on Form SB-2 (File No. 333-98247).

3.3 Bylaws of IPORUSSIA, INC. Incorporated by reference to Exhibit 3.3 to the Company's Registration Statement on Form SB-2 (File No. 333-98247).

4.1 Amended and Restated Promissory Note dated December 21, 2003 issued by IPORUSSIA, INC. to Ellenville National Bank. Incorporated by reference to Exhibit 4.1 to the Company's Registration Statement on Form SB-2 (File No. 333-98247).

4.1(a) Form of Guaranty, Assignment of Certificate of Deposit, Hypothecation Agreement and Security Agreement, each dated June 27, 2003 from Leonard W. Suroff, Richard Bernstein, Cleveland Johnson, Jr., Gus Poulos and Jerome L. Rubin in favor of Ellenville National Bank, together with a schedule setting forth the details in which each such document entered into by each such person differed. Incorporated by reference to Exhibit 4.1(a) to the Company's Registration Statement on Form SB-2 (File No. 333-98247).

4.2         Form of Underwriter's Warrant. Incorporated by reference to Exhibit
            4.2 to the Company's Registration Statement on Form SB-2 (File No. 333-98247).

10.1(a)+ 2002 Stock Option Plan of IPORUSSIA, INC. Incorporated by reference to Exhibit 10.1 to the Company's Registration Statement on Form SB-2 (File No. 333-98247).

10.1(b)* Forms of stock option contracts for the grant of stock options under the 2002 Stock Option Plan of IPORUSSIA, INC.

10.2(a)+ Employment Agreement, dated as of April 1, 2002, by and between IPORUSSIA, INC. and Vladimir F. Kuznetzov. Incorporated by reference to Exhibit 10.2(a) to the Company's Registration Statement on Form SB-2 (File No. 333-98247).

10.2(b)+ Amendment No. 1 dated as of November 29, 2002, to the Employment Agreement by and between IPORUSSIA, INC. and Vladimir F. Kuznetsov. Incorporated by reference to Exhibit 10.2(b) to the Company's Registration Statement on Form SB-2 (File No. 333-98247).

10.2(c)+ Amendment No. 2 dated as of April 1, 2003, to the Employment Agreement by and between IPORUSSIA, INC. and Vladimir F. Kuznetsov. Incorporated by reference to

            Exhibit 10.2(c) to the Company's Registration Statement on Form SB-2 (File No. 333-98247).

10.2(d)+ Amendment No. 3 dated as of July 1, 2003, to the Employment Agreement by and between IPORUSSIA, INC. and Vladimir F. Kuznetsov. Incorporated by reference to Exhibit 10.2(d) to the Company's Registration Statement on Form SB-2 (File No. 333-98247).

10.2(e)+ Amendment No. 4 dated as of November 1, 2003, to the Employment Agreement by and between IPORUSSIA, INC. and Vladimir F. Kuznetsov. Incorporated by reference to Exhibit 10.2(e) to the Company's Registration Statement on Form SB-2 (File No. 333-98247).

10.3(a)+ Employment Agreement, dated as of April 1, 2002, by and between IPORUSSIA, INC. and Leonard W. Suroff. Incorporated by reference to
            Exhibit 10.3(a) to the Company's Registration Statement on Form SB-2 (File No. 333-98247).

10.3(b)+ Amendment No. 1, dated as of November 29, 2002, to the Employment Agreement, by and between IPORUSSIA, INC. and Leonard W. Suroff. Incorporated by reference to Exhibit 10.3(b) to the Company's Registration Statement on Form SB-2 (File No. 333-98247).

10.3(c)+ Amendment No. 2, dated as of April 1, 2003, to the Employment Agreement, by and between IPORUSSIA, INC. and Leonard W. Suroff. Incorporated by reference to Exhibit 10.3(c) to the Company's Registration Statement on Form SB-2 (File No. 333-98247).

10.3(d)+ Amendment No. 3, dated as of July 1, 2003, to the Employment Agreement, by and between IPORUSSIA, INC. and Leonard W. Suroff. Incorporated by reference to Exhibit 10.3(d) to the Company's Registration Statement on Form SB-2 (File No. 333-98247).

10.3(e)+ Amendment No. 4, dated as of November 1, 2003, to the Employment Agreement, by and between IPORUSSIA, INC. and Leonard W. Suroff. Incorporated by reference to Exhibit 10.3(e) to the Company's Registration Statement on Form SB-2 (File No. 333-98247).

10.4(a) Agreement, dated April 30, 2002, by and between IPORUSSIA, INC. and Joint Stock Bank Elektronica (English version). Incorporated by reference to Exhibit 10.4(a) to the Company's Registration Statement on Form SB-2 (File No. 333-98247).

10.4(a)(1)  Extension Agreement dated April 30, 2004, by and between IPORUSSIA,
            INC. and Joint Stock Bank Elektronica (English version). Incorporated by reference to Exhibit 10.4(a)(1) to the Company's Registration Statement on Form SB-2 (File No. 333-98247).

10.4(b) Memorandum of Understanding, dated as of October 31, 2004, by and between IPORUSSIA, INC. and Russian Deposit Bank (English Version). Incorporated by reference to Exhibit 10.4(b) to the Company's Registration Statement on Form SB-2 (File No. 333-98247).

10.4(c) Memorandum of Understanding, dated as of November 11, 2002, by and between IPORUSSIA, INC. and AVANGARD Joint Stock Bank - Open Joint stock Company (English Version). Incorporated by reference to
            Exhibit 10.4(c) to the Company's Registration Statement on Form SB-2 (File No. 333-98247).

10.4(d) Memorandum of Understanding, dated as of January 22, 2003, by and between IPORUSSIA, INC. and Commercial Bank Sotsialny Gorodskoy Bank Open Joint Stock Company (English Version). Incorporated by reference to Exhibit 10.4(d) to the Company's Registration Statement on Form SB-2 (File No. 333-98247).

10.5 Memorandum of Understanding, dated as of August 8, 2002, by and between IPORUSSIA, INC. and Finance-Analyst Joint Stock Company (English Version). Incorporated by reference to Exhibit 10.5 to the Company's Registration Statement on Form SB-2 (File No. 333-98247).

10.6(a) Protocol of Mutual Understanding and Support, dated October 31, 2002, by and between IPORUSSIA, INC. and The Chamber of Commerce and Industry of Moscow Region (English Version). Incorporated by reference to Exhibit 10.6(a) to the Company's Registration Statement on Form SB-2 (File No. 333-98247).

10.6(b) Protocol of Mutual Understanding and Support, dated October 31, 2002, by and between IPORUSSIA, INC. and the Moscow Region Center of Innovative technologies (English Version). Incorporated by reference to Exhibit 10.6(b) to the Company's Registration Statement on Form SB-2 (File No. 333-98247).

10.6(c) Protocol of Mutual Understanding and Support, dated December 25, 2002, by and between IPORUSSIA, INC. and the Institute of Independent Social and Economic Studies LLP (English Version). Incorporated by reference to Exhibit 10.6(c) to the Company's Registration Statement on Form SB-2 (File No. 333-98247).

10.7* Agreement on Rental of Property, dated January 12, 2005, by and between IPORUSSIA, INC. and Limited Liability Company "Deylis-M" (English Translation).

10.8* Agreement on Provision of Services, dated January 12, 2005, by and between IPORUSSIA, INC. and Limited Liability Company "Deylis-M" (English Translation).

21*         Subsidiary of the Company

31.1* Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanse-Oxley Act of 2002

31.2* Certification of Financial Officer pursuant to Section 302 of the Sarbanse-Oxley Act of 2002

32.1* Certification of Executive Officer pursuant to Section 302 of the Sarbanse-Oxley Act of 2002

32.2* Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanse-Oxley Act of 2002

-----------------------
* Filed herewith.
+ Management contract or compensatory plan or arrangement.

ITEM 14.  PRINCIPAL ACCOUNTANT FEES AND SERVICES

         Audit Fees. The aggregate audit fees billed by Aaron Stein, CPA for professional services rendered for the audit of our annual consolidated financial statements; for the reviews of the consolidated financial statements included in our quarterly reports on Form 10-QSB in 2004 and in 2003 and 2004 the registration statement for our public offering of common stock that initially closed in 2004; and for a comfort letter issued in connection with the closing of our public offering aggregated $25,000 for 2004 and $4,000 for 2003.

         Tax Fees. The aggregate fees billed by Aaron Stein, CPA for professional services rendered for tax compliance, tax advice and tax planning were $1,300 for 2003.

         No audit-related or other services were provided by Aaron Stein, CPA in either 2004 or 2003.

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                              IPORUSSIA, INC.

March 30, 2005                                By: /s/ Vladimir F. Kuznetsov
                                                  ------------------------------
                                                  Vladimir F. Kuznetsov
                                                  President
                                                  (Principal Executive Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.


Signature                                          Capacity                               Date
---------                                          --------                               ----
/s/ Vladimir F. Kuznetsov
-------------------------
Vladimir F. Kuznetsov                    President, Executive Officer                 March 30, 2005
                                           (principal executive officer)
                                            and Director

/s/ Leonard W. Suroff
-------------------------
Leonard W. Suroff                        Treasurer (principal financial officer)      March 30, 2005
                                            and Director

/s/ Richard Bernstein
-------------------------
Richard Bernstein                        Director                                     March 30, 2005

                                  EXHIBIT INDEX

Exhibit
Number      Description
------      -----------

3.1 Certificate of Incorporation of IPORUSSIA, INC., as filed with the Secretary of State of the State of Delaware on April 1, 2002. Incorporated by reference to Exhibit 3.1 to the Company's Registration Statement on Form SB-2 (File No. 333-98247).

3.2 Certificate of Amendment of Certificate of Incorporation before payment of capital, as filed with the Secretary of State of the State of Delaware on April 1, 2002. Incorporated by reference to
            Exhibit 3.2 to the Company's Registration Statement on Form SB-2 (File No. 333-98247).

3.3 Bylaws of IPORUSSIA, INC. Incorporated by reference to Exhibit 3.3 to the Company's Registration Statement on Form SB-2 (File No. 333-98247).

4.1 Amended and Restated Promissory Note dated December 21, 2003 issued by IPORUSSIA, INC. to Ellenville National Bank. Incorporated by reference to Exhibit 4.1 to the Company's Registration Statement on Form SB-2 (File No. 333-98247).

4.1(a) Form of Guaranty, Assignment of Certificate of Deposit, Hypothecation Agreement and Security Agreement, each dated June 27, 2003 from Leonard W. Suroff, Richard Bernstein, Cleveland Johnson, Jr., Gus Poulos and Jerome L. Rubin in favor of Ellenville National Bank, together with a schedule setting forth the details in which each such document entered into by each such person differed. Incorporated by reference to Exhibit 4.1(a) to the Company's Registration Statement on Form SB-2 (File No. 333-98247).

4.2         Form of Underwriter's Warrant. Incorporated by reference to Exhibit
            4.2 to the Company's Registration Statement on Form SB-2 (File No. 333-98247).

10.1(a)+ 2002 Stock Option Plan of IPORUSSIA, INC. Incorporated by reference to Exhibit 10.1 to the Company's Registration Statement on Form SB-2 (File No. 333-98247).

10.1(b)* Forms of stock option contracts for the grant of stock options under the 2002 Stock Option Plan of IPORUSSIA, INC.

10.2(a)+ Employment Agreement, dated as of April 1, 2002, by and between IPORUSSIA, INC. and Vladimir F. Kuznetzov. Incorporated by reference to Exhibit 10.2(a) to the Company's Registration Statement on Form SB-2 (File No. 333-98247).

10.2(b)+ Amendment No. 1 dated as of November 29, 2002, to the Employment Agreement by and between IPORUSSIA, INC. and Vladimir F. Kuznetsov. Incorporated by reference to Exhibit 10.2(b) to the Company's Registration Statement on Form SB-2 (File No. 333-98247).

10.2(c)+ Amendment No. 2 dated as of April 1, 2003, to the Employment Agreement by and between IPORUSSIA, INC. and Vladimir F. Kuznetsov. Incorporated by reference to Exhibit 10.2(c) to the Company's Registration Statement on Form SB-2 (File No. 333-98247).

10.2(d)+ Amendment No. 3 dated as of July 1, 2003, to the Employment Agreement by and between IPORUSSIA, INC. and Vladimir F. Kuznetsov. Incorporated by reference to Exhibit 10.2(d) to the Company's Registration Statement on Form SB-2 (File No. 333-98247).

10.2(e)+ Amendment No. 4 dated as of November 1, 2003, to the Employment Agreement by and between IPORUSSIA, INC. and Vladimir F. Kuznetsov. Incorporated by reference to Exhibit 10.2(e) to the Company's Registration Statement on Form SB-2 (File No. 333-98247).

10.3(a)+ Employment Agreement, dated as of April 1, 2002, by and between IPORUSSIA, INC. and Leonard W. Suroff. Incorporated by reference to
            Exhibit 10.3(a) to the Company's Registration Statement on Form SB-2 (File No. 333-98247).

10.3(b)+ Amendment No. 1, dated as of November 29, 2002, to the Employment Agreement, by and between IPORUSSIA, INC. and Leonard W. Suroff. Incorporated by reference to Exhibit 10.3(b) to the Company's Registration Statement on Form SB-2 (File No. 333-98247).

10.3(c)+ Amendment No. 2, dated as of April 1, 2003, to the Employment Agreement, by and between IPORUSSIA, INC. and Leonard W. Suroff. Incorporated by reference to Exhibit 10.3(c) to the Company's Registration Statement on Form SB-2 (File No. 333-98247).

10.3(d)+ Amendment No. 3, dated as of July 1, 2003, to the Employment Agreement, by and between IPORUSSIA, INC. and Leonard W. Suroff. Incorporated by reference to Exhibit 10.3(d) to the Company's Registration Statement on Form SB-2 (File No. 333-98247).

10.3(e)+ Amendment No. 4, dated as of November 1, 2003, to the Employment Agreement, by and between IPORUSSIA, INC. and Leonard W. Suroff. Incorporated by reference to Exhibit 10.3(e) to the Company's Registration Statement on Form SB-2 (File No. 333-98247).

10.4(a) Agreement, dated April 30, 2002, by and between IPORUSSIA, INC. and Joint Stock Bank Elektronica (English version). Incorporated by reference to Exhibit 10.4(a) to the Company's Registration Statement on Form SB-2 (File No. 333-98247).

10.4(a)(1)  Extension Agreement dated April 30, 2004, by and between IPORUSSIA,
            INC. and Joint Stock Bank Elektronica (English version). Incorporated by reference to Exhibit 10.4(a)(1) to the Company's Registration Statement on Form SB-2 (File No. 333-98247).

10.4(b) Memorandum of Understanding, dated as of October 31, 2004, by and between IPORUSSIA, INC. and Russian Deposit Bank (English Version). Incorporated by reference to Exhibit 10.4(b) to the Company's Registration Statement on Form SB-2 (File No. 333-98247).

10.4(c) Memorandum of Understanding, dated as of November 11, 2002, by and between IPORUSSIA, INC. and AVANGARD Joint Stock Bank - Open Joint stock Company (English Version). Incorporated by reference to
            Exhibit 10.4(c) to the Company's Registration Statement on Form SB-2 (File No. 333-98247).

10.4(d) Memorandum of Understanding, dated as of January 22, 2003, by and between IPORUSSIA, INC. and Commercial Bank Sotsialny Gorodskoy Bank Open Joint Stock Company (English Version). Incorporated by reference to Exhibit 10.4(d) to the Company's Registration Statement on Form SB-2 (File No. 333-98247).

10.5 Memorandum of Understanding, dated as of August 8, 2002, by and between IPORUSSIA, INC. and Finance-Analyst Joint Stock Company (English Version). Incorporated by reference to Exhibit 10.5 to the Company's Registration Statement on Form SB-2 (File No. 333-98247).

10.6(a) Protocol of Mutual Understanding and Support, dated October 31, 2002, by and between IPORUSSIA, INC. and The Chamber of Commerce and Industry of Moscow Region (English Version). Incorporated by reference to Exhibit 10.6(a) to the Company's Registration Statement on Form SB-2 (File No. 333-98247).

10.6(b) Protocol of Mutual Understanding and Support, dated October 31, 2002, by and between IPORUSSIA, INC. and the Moscow Region Center of Innovative technologies (English Version). Incorporated by reference to Exhibit 10.6(b) to the Company's Registration Statement on Form SB-2 (File No. 333-98247).

10.6(c) Protocol of Mutual Understanding and Support, dated December 25, 2002, by and between IPORUSSIA, INC. and the Institute of Independent Social and Economic Studies LLP (English Version). Incorporated by reference to Exhibit 10.6(c) to the Company's Registration Statement on Form SB-2 (File No. 333-98247).

10.7* Agreement on Rental of Property, dated January 12, 2005, by and between IPORUSSIA, INC. and Limited Liability Company "Deylis-M" (English Translation).

10.8* Agreement on Provision of Services, dated January 12, 2005, by and between IPORUSSIA, INC. and Limited Liability Company "Deylis-M" (English Translation).

21*         Subsidiary of the Company

31.1* Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanse-Oxley Act of 2002

31.2* Certification of Financial Officer pursuant to Section 302 of the Sarbanse-Oxley Act of 2002

32.1* Certification of Executive Officer pursuant to Section 302 of the Sarbanse-Oxley Act of 2002

32.2* Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanse-Oxley Act of 2002

-----------------------
* Filed herewith.
+ Management contract or compensatory plan or arrangement.