Form 10QSB
period 2005-03-31
IPORUSSIA INC
filed 2005-05-16
CIK 1179090

SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                   FORM 10-QSB

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
         For the quarterly period ended March 31, 2005

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

                   12 Tompkins Avenue, Jericho, New York 11753
                   -------------------------------------------
                    (Address of Principal Executive Offices)

                                 (516) 937-6600
                (Issuer's Telephone Number, Including Area Code)

                                 Not Applicable
                                 --------------
              (Former Name, Former Address and Former Fiscal Year,
                          if Changed Since Last Report)

Check whether the issuer: (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been
subject to such filing requirements for the past 90 days. Yes       No   X
                                                             ----      -----

State the number of shares outstanding of each of the issuer's classes of common equity as of the latest practicable date: Common Stock, $.0001 par value per share - 14,690,000 shares outstanding as of May 10, 2005.

Transitional Small Business Disclosure Format:       Yes               No  X
                                                         --------         ------

IPORUSSIA, INC. AND SUBSIDIARY
(A Development Stage Company)



INDEX TO FINANCIAL STATEMENTS



  Consolidated Balance Sheets as of March 31, 2005 (Unaudited)
       and December 31, 2004.............................................   3
  Consolidated Statements of Operations for the three months ended
       March 31, 2005 and 2004 (Unaudited) and for the period from
       April 1, 2002 (Inception) to March 31, 2005 (Unaudited)...........   4
  Consolidated Statements of Stockholders' Equity for the three months ended March 31, 2005 and for the period from
       April 1, 2002 (Inception) to March 31, 2005 (Unaudited)...........   5
  Consolidated Statements of Cash Flows for the three months ended March 31, 2005 and 2004 (Unaudited) and for the
       period from April 1, 2002 (Inception) to March 31, 2005
       (Unaudited)........................................................  6
  Notes to Consolidated Financial Statements..............................  7-11

IPORUSSIA, INC. AND SUBSIDIARY
(A Development Stage Company)
CONSOLIDATED BALANCE SHEETS

                                                                                     March 31,          December 31,
                                                                                       2005                2004
                                                                               ------------------  ------------------
                                                                                   (Unaudited)
 ASSETS

 CURRENT ASSETS
       Cash (including restricted cash of $ -0- and $11,000)                   $         253,830   $         415,624
                                                                               ------------------  ------------------
             Total current assets                                                        253,830             415,624
                                                                               ------------------  ------------------

 FURNITURE, FIXTURES and EQUIPMENT,
       net of accumulated depreciation of $621 and $-0-                                    8,536               6,464
                                                                               ------------------  ------------------
 OTHER ASSETS
       Prepaid expenses                                                                  140,358              25,000
       Deposit                                                                             3,450                   -
       Organization costs, net of accumulated amortization of
           $272 and $-0-                                                                   5,086                   -
                                                                               ------------------  ------------------
             Total other assets                                                          148,894              25,000
                                                                               ------------------  ------------------
                                                                               $         411,260   $         447,088
                                                                               ==================  ==================
 LIABILITIES AND STOCKHOLDERS' EQUITY

 CURRENT LIABILITIES
       Accounts payable                                                        $          27,902   $          27,905
       Payment for shares to be issued                                                         -              11,000
       Bank note payable                                                                 107,500             107,500
                                                                               ------------------  ------------------
             Total current and total liabilities                                         135,402             146,405
                                                                               ------------------  ------------------
 COMMITMENTS AND CONTINGENCIES

 STOCKHOLDERS' EQUITY
       Preferred stock, $.0001 par value,
           1,000,000 shares authorized,
           no shares issued                                                                    -                   -
       Common stock,  $0.0001 par value,
           100,000,000 shares authorized,
           14,440,000 and 14,279,000 shares issued and outstanding                         1,444               1,428
       Additional paid-in-capital                                                        728,249             571,638
       Accumulated deficit                                                              (453,835)           (272,383)
                                                                               ------------------  ------------------
             Total stockholders' equity                                                  275,858             300,683
                                                                               ------------------  ------------------
                                                                               $         411,260   $         447,088
                                                                               ==================  ==================

                        See notes to financial statements

IPORUSSIA, INC. AND SUBSIDIARY
(A Development Stage Company)
CONSOLIDATED STATEMENTS OF OPERATIONS

                                                                                                       April 1, 2002
                                                                          Three months Ended          (Inception) to
                                                                               March 31,                 March 31,
                                                                        2005              2004             2005
                                                                   ---------------  ---------------   ---------------
                                                                     (Unaudited)      (Unaudited)       (Unaudited)

REVENUE                                                            $            -   $            -    $            -
                                                                   ---------------  ---------------   ---------------

GENERAL AND ADMINISTRATIVE
    Organization costs                                             $            -   $            -    $        2,351
    Accounting fees                                                        15,000                -            29,000
    Client development expenses                                            24,207            5,966           104,945
    Officers' salaries                                                     43,202           17,500           120,894
    Other expenses                                                         97,718            5,711           187,540
    Interest expense                                                        1,325            1,323             9,408
                                                                   ---------------  ---------------   ---------------

LOSS BEFORE OTHER INCOME                                                  181,452           30,500           454,138
                                                                   ---------------  ---------------   ---------------

OTHER INCOME
    Interest                                                                    -                -               303

NET LOSS                                                           $     (181,452)  $      (30,500)   $     (453,835)
                                                                   ===============  ===============   ===============

EARNINGS PER SHARE

    Basic and diluted loss per share                               $       (0.013)  $       (0.002)   $       (0.032)
                                                                   ===============  ===============   ===============

WEIGHTED AVERAGE NUMBER OF
  COMMON SHARES OUTSTANDING

    Basic and diluted                                                  14,302,333       13,372,993        14,302,333
                                                                   ===============  ===============   ===============



                        See notes to financial statements

IPORUSSIA, INC. AND SUBSIDIARY
(A Development Stage Company)
CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY

                                                                                          Accumulated
                                                                                            Deficit
                                                                          Additional       During the
                                                                           Paid-In        Development
                                             Shares         Amount         Capital           Stage            Total
                                            ----------   -------------  --------------  ----------------  -------------

Issuance of common stock-
    at par                                  13,000,000   $       1,300  $           -   $             -   $      1,300

Issuance of common stock-
    at $0.25 per share                         600,000              60        149,940                 -        150,000

Net loss-April 1, 2002 (Inception)
    Through December 31, 2002                        -               -              -           (54,917)       (54,917)
                                            ----------   -------------  --------------  ----------------  -------------

Balance December 31, 2002                   13,600,000           1,360        149,940           (54,917)        96,383

Net loss - Year ended
    December 31, 2003                                -               -              -           (36,372)       (36,372)
                                            ----------   -------------  --------------  ----------------  -------------

Balance - December 31, 2003                 13,600,000           1,360        149,940           (91,289)        60,011

Issuance of common stock-
    at $1.00 per share                         679,000              68        678,932                 -        679,000

Underwriter's warrants                               -               -             68                 -             68

Offering costs                                       -               -       (257,302)                -       (257,302)

Net loss - Year ended
    December 31, 2004                                -               -              -          (181,094)      (181,094)
                                            ----------   -------------  --------------  ----------------  -------------

Balance - December 31, 2004                 14,279,000           1,428        571,638          (272,383)       300,683

Issuance of common stock-
    at $1.00 per share                          21,000               2         20,998                 -         21,000

Offering Costs                                       -               -         (4,375)                -         (4,375)

Underwriter's warrants                               -               -              2                 -              2

Issuance of common stock-
    at $1.00 per share                         140,000              14        139,986                 -        140,000

Net loss - Three Months ended
    March 31, 2005 (Unaudited)                       -               -              -          (181,452)      (181,452)
                                            ----------   -------------  --------------  ----------------  -------------

Balance - March 31, 2005(Unaudited)         14,440,000   $       1,444  $     728,249   $      (453,835)  $    275,858
                                            ==========   =============  ==============  ================  =============



                        See notes to financial statements

IPORUSSIA, INC. AND SUBSIDIARY
CONSOLDIATED STATEMENTS OF CASH FLOWS

                                                                                                            April 1, 2002
                                                                           Three Months Ended               (Inception) to
                                                                                March 31,                     March, 31
                                                                          2005               2004               2005
                                                                       (Unaudited)       (Unaudited)         (Unaudited)
                                                                     ----------------   --------------     ----------------

CASH FLOWS FROM OPERATING ACTIVITIES
  Net loss                                                           $      (181,452)   $     (30,500)     $      (453,835)
  Adjustments to reconcile net loss to net
    cash used by operating activities:
      Issuance of common stock for services                                  140,000                -              140,000
      Depreciation                                                               621                -                  621
      Amortization                                                               272                -                  272
      Changes in assets and liabilities:
        Increase in prepaid expenses                                        (115,358)           1,633             (140,358)
        Increase in deposit                                                   (3,450)               -               (3,450)
        Decrease in accounts payable                                              (3)          16,871               27,902
        Decrease in payment for shares not issued                            (11,000)               -                    -
                                                                     ----------------   --------------     ----------------
           Net cash used for operating activities                           (170,370)         (11,996)            (428,848)
                                                                     ----------------   --------------     ----------------
CASH FLOWS FROM INVESTING ACTIVITIES
  Purchase of furniture, fixtures and equipment                               (2,693)               -               (9,157)
  Increase in organization costs of subsidiary                                (5,358)               -               (5,358)
                                                                     ----------------   --------------     ----------------
           Net cash used for  investing activities                            (8,051)               -              (14,515)
                                                                     ----------------   --------------     ----------------

CASH FLOWS FROM FINANCING ACTIVITIES
  Gross proceeds from issuance of common stock                                21,000                -              851,300
  Proceeds from borrowings                                                         -                -              107,500
  Proceeds from underwriters' warrants                                             2                -                   70
  Offering costs                                                              (4,375)         (12,615)            (261,677)
                                                                     ----------------   --------------     ----------------
           Net cash provided by financing activities                          16,627          (12,615)             697,193
                                                                     ----------------   --------------     ----------------
           NET (DECREASE) INCREASE IN CASH                                  (161,794)         (24,611)             253,830

CASH AND CASH EQUIVALENTS, Beginning                                         415,624           59,662                    -
                                                                     ----------------   --------------     ----------------
CASH AND CASH EQUIVALENTS, End                                       $       253,830    $      35,051      $       253,830
                                                                     ================   ==============     ================
SUPPLEMENTAL DISCLOSURES OF CASH PAYMENTS
  Interest                                                           $         1,325    $       1,323      $         6,698
                                                                     ================   ==============     ================
  Taxes                                                              $             -    $           -      $             -
                                                                     ================   ==============     ================


                        See notes to financial statements

IPORUSSIA, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 -- GENERAL, ORGANIZATION, BUSINESS AND SIGNIFICANT ACCOUNTING POLICIES
          -------------------------------------------------------------------

         GENERAL

         The accompanying unaudited financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial statements and the instructions to Form 10-QSB related to interim period financial statements. Accordingly, these financial statements do not include certain information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. However, the accompanying unaudited financial statements contain all adjustments (consisting only of normal recurring accruals) which, in the opinion of management, are necessary in order to make the financial statements not misleading. The results of operations for interim periods are not necessarily indicative of the results to be expected for the full year. For further information, refer to our financial statements and the footnotes thereto contained in our Annual Report on Form 10-KSB for the year ended December 31, 2004. The March 31, 2005 balance sheet contained herein was derived from the audited financial statements for the year ended December 31, 2004 included in our Annual Report on Form 10-KSB for the year ended December 31, 2004.

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

         SIGNIFICANT ACCOUNTING POLICIES

         USE OF ESTIMATES IN FINANCIAL STATEMENTS -- Management uses estimates and assumptions in preparing financial statements in accordance with generally accepted accounting principles. Those estimates and assumptions affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities, and the reported revenues and expenses. Actual results could vary from the estimates used.

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

         EQUIPMENT -- Equipment is stated at cost. Depreciation is computed on the straight - line method over the estimated useful lives of the respective assets. Repairs and maintenance are expenses as incurred.

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

NOTE 2 -- STOCKHOLDERS' EQUITY
          --------------------

         PUBLIC OFFERING

         On December 14, 2004, the first of two closings took place of our public offering, at which time we sold 679,000 shares for an aggregate of $679,000. The second closing took place on January 12, 2005, at which time we sold 21,000 shares for an aggregate of $21,000. For its services, the underwriter (a) received a commission and expense allowance of 10% and 3%, respectively, of the public offering price of the shares, and (b) purchased from us, for a purchase price of $.0001 per share subject thereto, warrants to purchase one share of our common stock for each ten shares sold in the public offering, or an aggregate of 70,000 shares of our common stock. The warrants are exercisable at a price of $1.32 per share for a period of four years commencing December 14, 2005.

         COMMON STOCK ISSUED FOR SERVICES

         In January 2005, we privately issued 100,000 shares of our common stock, valued, for financial reporting purposes, at $100,000, to a company for consulting services in connection with the formation of our broker-dealer subsidiary, for it to provide the financial operations principal and for it to provide regulatory compliance services for the first 12 months following the registration of this subsidiary.

         In January 2005, we privately issued 40,000 shares of our common stock, valued, for financial reporting purposes, at $40,000, to a firm that provided a market research report on us and is providing updates thereof.

NOTE 3-- COMMITMENTS AND CONTINGENCIES
         -----------------------------

         We have entered into a five-year employment agreement with our president, which provides for him to receive compensation of $70,000 per annum commencing January 1, 2004, increasing each January 1 by no less than 15% over the prior year's compensation. Accordingly, on January 1, 2005, his compensation increased to $80,500.

         We have also entered into a five-year employment agreement with our executive vice president and treasurer who is receiving compensation of $100,000 per annum since the completion of our initial public offering on December 14, 2004. His compensation will increase each December 14, commencing December 14, 2005, by no less than 15% over the prior year's compensation.

         We are a party to a month-to-month lease for our furnished Moscow office at a monthly rental of approximately $2,637 (varying in relation to the value of the Ruble against the dollar) and the payment of certain landlord costs.

NOTE 4 -- STOCK OPTIONS
          -------------

         We have adopted a stock option plan to reward and provide incentives to our present and future employees, officers, directors and consultants. Under the plan, we may grant options to purchase up to 3,000,000 shares of our common stock. Options may be either "incentive stock options" intended to qualify for favorable tax treatment under Section 422A of the Internal Revenue Code of 1986 or "nonqualified stock options." Options granted to non-employee directors and consultants can only be non-qualified stock options. The option exercise prices are to be determined by our board or a committee of the board but must be at least 100% (110% in certain cases) of the market value of our common stock on the date of grant. Options can be granted for a term, established by the board or the committee, not exceeding 10 years (5 years in certain cases) from the date of grant.

NOTE 5 -- BANK NOTE PAYABLE
          -----------------

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

NOTE 6 -- SUBSEQUENT EVENTS
          -----------------

         In April 2005, we entered into two agreements with individuals to provide consulting services for our wholly owned subsidiary, IPOR Capital, LLC, for a term of one year and two years, respectively, commencing on April 15, 2005. As compensation, we issued a total of 200,000 shares of our common stock valued, for financial reporting purposes, at $200,000, with 100,000 shares of our common stock being issued to each individual.

         In May 2005, we privately sold 50,000 shares of our common stock for $50,000 in cash.

ITEM 2:       MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATIONS

GENERAL

We remain in the development stage. Our Annual Report on Form 10-KSB for the year ended December 31, 2004 discusses our business plan for 2005. We cannot predict to what extent our liquidity and capital resources will be diminished prior to the implementation of our business plan or whether our capital will be further depleted by operating losses (if any) in carrying out our business plan.

LIQUIDITY AND CAPITAL RESOURCES

Since our inception, we have been capitalized through private placements of an aggregate of 13,650,000 shares of our common stock to our officers, directors, advisors and their respective families and friends for an aggregate of $201,300, and through the public offering described below.

On December 14, 2004, the first of two closings took place of our public offering at which time we sold 679,000 shares for an aggregate of $679,000. The second closing took place on January 12, 2005 at which time we sold 21,000 shares for an aggregate of $21,000. For its services, the underwriter (a) received a commission and expense allowance of 10% and 3%, respectively, of the public offering price of the shares, and (b) purchased from us, for a purchase price of $.0001 per share subject thereto, warrants to purchase one share of our common stock for each ten shares sold in the public offering, or an aggregate of 70,000 shares of our common stock. The warrants are exercisable at a price of $1.32 per share for a period of four years commencing December 14, 2005.

COMMITMENTS AND FINANCIAL RESOURCES

We have no present commitments for capital expenditures.

We have formed a subsidiary which has applied to become a member of the National Association of Securities Dealers and register as a broker-dealer with the SEC. We also intend, to the extent required, to register our subsidiary in any states in which it will be conducting a securities business and for it to apply to become a member of the Securities Investor Protection Corporation. We expect that the cost of formation of this subsidiary, filing fees and the cost of obtaining a broker's blanket bond will be approximately $20,000. We issued 100,000 shares of our common stock in January 2005 to a company for consulting services in connection with the formation of our broker-dealer subsidiary, for it to provide the financial operations principal and for it to provide regulatory compliance services for the first 12 months following the registration of this subsidiary. In April 2005, we issued 100,000 shares of our common stock to each of two individuals to serve as the general securities principals of this broker-dealer subsidiary. Our new broker-dealer subsidiary will be required to maintain a minimum net capital, as defined in SEC regulations, of $5,000.

On June 27, 2003, we borrowed $107,500 from a bank under a promissory note which bears interest at the rate of 5% per annum and is repayable on December 27, 2005. We expect to repay the loan from future operating cash flows. Repayment of the loan is supported by collateral pledged by five of our stockholders, including Leonard W. Suroff, our executive vice president, treasurer, chief financial officers and a director, and Richard Bernstein, a director.

OFF-BALANCE SHEET ARRANGEMENTS

We have no off-balance sheet arrangements.

RESULTS OF OPERATIONS

Three Months Ended March 31, 2005 Compared
         With Three Months Ended March 31, 2004

During the three months ended March 31, 2005, we incurred a loss of $181,452 compared to a loss of $30,500 for the same period in 2004. The primary reasons for our increased loss were a $32,217 increase in wages, salaries, taxes and benefits as our executive vice president, secretary and treasurer commenced receiving compensation pursuant to his employment agreement on December 14, 2004 and the salary of our president and chief executive officer increased on January 1, 2005 pursuant to the terms of his employment agreement with us; the expenditure of $27,378 for marketing, advertising and related activities (we had no expenditures for these expenses for the three months ended March 31, 2004); an increase in travel and entertainment expense of $21,643 as we expanded our business solicitation activities with the completion of our public offering; an increase in office and administrative expense of $7,567, primarily due to the inception of operations in Moscow, Russia and to reimburse officers and directors for expenses incurred; an increase of $36,274 for legal, accounting expenses; the incurrence of rent expense of $7,002 for the leasing of office space in Moscow, Russia; and the expenditure of $13,411 to amortize the expense related to the issuance of shares we issued to a firm for consulting services related to the formation and regulatory compliance of our subsidiary which has applied to become a registered broker-dealer and to a firm that provided a market research report on us and is providing updates thereof (we had no consulting expenditures for the three months ended March 31, 2004).

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

Other factors that could affect forward-looking statements are discussed in our Annual Report on Form 10-KSB for the year ended December 31, 2004 and may be discussed from time to time in our reports filed with the Securities and Exchange Commission. We do not assume an obligation to update the factors discussed in this Report or such other reports.

ITEM 3.       CONTROLS AND PROCEDURES

As of the end of the period covered by this report, our management, with the participation of our principal executive officer and of our principal financial officer, evaluated the effectiveness of our "disclosure controls and procedures," as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934. Based on that evaluation, these officers concluded that, as of the date of their evaluation, our disclosure controls and procedures were effective to provide reasonable assurance that information required to be disclosed in our periodic filings under the Securities Exchange Act of 1934 is accumulated and communicated to our management, including those officers, to allow timely decisions regarding required disclosure. It should be noted that a control system, no matter how well designed and operated, can provide only reasonable, not absolute, assurance that it will detect or uncover failures within our company to disclose material information otherwise required to be set forth in our periodic reports.

During the period covered by this Report, there were no changes in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

                           PART II. OTHER INFORMATION

ITEM 2.       UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

         (a)  Unregistered Sales of Equity Securities

         On January 21, 2005, we issued (a) 100,000 shares of our common stock, valued, for financial reporting purposes, at $100,000, to a company for consulting services in connection with the formation of our broker-dealer subsidiary, for it to provide the financial operations principal and for it to provide regulatory compliance services for the first 12 months following the registration of this subsidiary and (b) 40,000 shares of our common stock, valued, for financial reporting purposes, at $40,000, to a firm that provided a market research report on us and is providing updates thereof.

         Each acquirer of the shares represented, among other things, that it was acquiring the shares for its own account, for investment only, and not with a view toward their resale or distribution, and acknowledged, in writing, prior to sale, that the shares purchased are not registered under the Securities Act of 1933, as amended (the "Securities Act"), and may not be resold unless subsequently registered or unless an exemption from registration is available. The certificate evidencing the shares contains a legend to the effect that the shares were acquired for investment, have not been registered under the Securities Act and may not be sold in the absence of an effective registration statement or an opinion of counsel that registration is not required under the Securities Act. We believe that the issuance of the shares was exempt from the registration provisions of the Securities Act by virtue of the exemption afforded under Section 4(2) of the Securities Act.

         (b) Use of Proceeds

         On July 9, 2004, our registration statement on Form SB-2 (number 333-98247) became effective. On December 14, 2004, the first of two closings took place of our public offering, at which time we sold 679,000 shares for an aggregate of $679,000. The second closing took place on January 12, 2005, at which time we sold 21,000 shares for an aggregate of $21,000. The sole underwriter of the offering was Windham Securities, Inc. All of the shares sold were for our account. For its services, the underwriter (a) received a commission and expense allowance of 10% and 3%, respectively, of the public offering price of the shares, and (b) purchased from us, for a purchase price of $.0001 per share subject thereto, warrants to purchase one share of our common stock for each ten shares sold in the public offering, or an aggregate of 70,000 shares of our common stock. The warrants are exercisable at a price of $1.32 per share for a period of four years commencing December 14, 2005.

         The following sets forth the amount of cash expenses incurred for our account in connection with the issuance and distribution of the shares sold in the offering:

         Underwriting Commissions (1)                            $      70,000
         Expenses Paid to the Underwriter                               21,000
         SEC registration fee                                              305
         Blue Sky fees and expenses                                     32,730
         NASD filing fee                                                   800
         Legal fees and expenses                                        83,415
         Accounting fees and expenses                                    4,000
         Escrow agent fees and expense                                   3,000
         Printing and engraving expenses                                 7,119
         Miscellaneous                                                   1,472
                                                                     ---------
                                             Total               $     223,841
                                                                      ========

(1) Excludes warrants to purchase 70,000 shares of our common stock issued to the underwriter of the offering.

None of the payments were made directly or indirectly, to any of our directors, officers or persons owning 10% or more of any class of our equity securities or to any of our affiliates.

         The net proceeds to us of the offering, after deducting the foregoing expenses, of $223,841 has, through March 31, 2005, been used as follows.

         Officers' salaries (2)                                  $   102,894
         Establishment and operation of offices                       29,505
         Administrative salaries                                       7,580
         Marketing costs                                              44,920
         Legal and accounting                                         19,106
         SEC reporting and stockholder relations                      18,468
                                                                 -----------
              Total use of net proceeds used through
                March 31, 2005                                   $   222,473
                                                                 -----------

(2) Includes $52,000 paid to an officer for previously accrued salary in 2004.

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

Date:  May 16, 2005

                                 IPORUSSIA, INC.



                                 By: /s/ Leonard W. Suroff
                                    --------------------------------------------
                                     Leonard W. Suroff,
                                     Treasurer and Chief Financial Officer

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