Form 10QSB
period 2005-06-30
IPORUSSIA INC
filed 2005-08-15
CIK 1179090

SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                   FORM 10-QSB

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the quarterly period ended June 30, 2005

      OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the transition period from to

         Commission file number 000-51076

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

                                 (516) 937-6600
                                 --------------
                (Issuer's Telephone Number, Including Area Code)

                                 Not Applicable
                                 --------------
              (Former Name, Former Address and Former Fiscal Year,
                          if Changed Since Last Report)

Check whether the issuer: (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been
subject to such filing requirements for the past 90 days.   Yes     No X
                                                               ---    ---

State the number of shares outstanding of each of the issuer's classes of common equity as of the latest practicable date: Common Stock, $.0001 par value per share - 14,765,000 shares outstanding as of August 10, 2005.

Transitional Small Business Disclosure Format:       Yes        No  X
                                                         ---       ---

IPORUSSIA, INC. AND SUBSIDIARY
(A Development Stage Company)

INDEX TO FINANCIAL STATEMENTS
  Consolidated Balance Sheets as of June 30, 2005 (Unaudited) and December 31, 2004 ......................3

  Consolidated Statements of Operations for the three months ended June 30,
       2005 and 2004 (Unaudited) .........................................................................4

  Consolidated  Statements of Operations  for the six months ended June 30, 2005 and 2004 (Unaudited) and for the period from April 1, 2002 (Inception) to
       June 30, 2005 (Unaudited) .........................................................................5

  Consolidated Statements of Stockholders' Equity for the six months ended June 30, 2005 and for the period from April 1, 2002 (Inception) to June 30, 2005 (Unaudited) ............................6

  Consolidated  Statements  of Cash Flows for the six months ended June 30, 2005 and 2004 (Unaudited) and for the period from April 1, 2002 (Inception) to
       June 30, 2005 (Unaudited) .........................................................................7

  Notes to Financial Statements ..........................................................................8-11

IPORUSSIA, INC. AND SUBSIDIARY
(A Development Stage Company)
CONSOLIDATED BALANCE SHEETS

                                                                        June 30,      December 31,
                                                                          2005           2004
                                                                       ---------       ---------
                                                                      (Unaudited)

ASSETS

CURRENT ASSETS
      Cash (including restricted cash of $ -0- and $11,000)            $ 152,165       $ 415,624
                                                                       ---------       ---------

          Total current assets                                           152,165         415,624
                                                                       ---------       ---------
FURNITURE, FIXTURES and EQUIPMENT,
      net of accumulated depreciation of $1,404 and $621                   8,460           6,464
                                                                       ---------       ---------
OTHER ASSETS
      Prepaid expenses                                                     6,793          25,000
      Deposit                                                              3,450               -
                                                                       ---------       ---------
          Total other assets                                              10,243          25,000
                                                                       ---------       ---------
                                                                       $ 170,868       $ 447,088
                                                                       =========       =========

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
      Accounts payable                                                 $  30,609       $  27,905
      Payment for shares to be issued                                          -          11,000
      Bank note payable                                                  107,500         107,500
                                                                       ---------       ---------
          Total current and total liabilities                            138,109         146,405
                                                                       ---------       ---------
COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY
      Preferred stock, $.0001 par value,
          1,000,000 shares authorized,
          no shares issued                                                     -               -
      Common stock,  $0.0001 par value,
          100,000,000 shares authorized,
          14,690,000 and 14,279,000 shares issued and outstanding          1,469           1,428
      Additional paid-in-capital                                         978,224         571,638
      Unearned stock compensation                                       (264,305)              -
      Accumulated deficit                                               (682,629)       (272,383)
                                                                       ---------       ---------
          Total stockholders' equity                                      32,759         300,683
                                                                       ---------       ---------
                                                                       $ 170,868       $ 447,088
                                                                       ---------       ---------


                        See notes to financial statements

                                                  Three Months Ended
                                                       June 30,
                                            -------------------------------
                                                2005               2004
                                            ------------       ------------
                                             (Unaudited)        (Unaudited)

REVENUE                                     $          -       $          -
                                            ------------       ------------

GENERAL AND ADMINISTRATIVE
      Accounting fees                              5,000                  -
      Client development expenses                 21,824              6,145
      Officers' salaries                          43,202                  -
      Other expenses                             157,412             21,572
      Interest expense                             1,356              1,355
                                            ------------       ------------
                                                 228,794             29,072
                                            ------------       ------------

NET LOSS                                    $   (228,794)      $    (29,072)
                                            ============       ============

LOSS PER SHARE


      Basic and diluted loss per share      $     (0.016)      $     (0.002)
                                            ============       ============
WEIGHTED AVERAGE NUMBER OF
  COMMON SHARES OUTSTANDING:

      Basic and diluted                       14,491,667         13,600,000
                                            ============       ============


                        See notes to financial statements

IPORUSSIA, INC. AND SUBSIDIARY
(A Development Stage Company)
CONSOLIDATED STATEMENTS OF OPERATIONS


                                                Six Months Ended
                                                     June 30,                 April 1, 2002
                                         -------------------------------      (Inception) to
                                             2005               2004          June 30, 2005
                                         ------------       ------------       ------------
                                          (Unaudited)        (Unaudited)        (Unaudited)
REVENUE                                  $          -       $          -       $          -
                                         ------------       ------------       ------------

GENERAL AND ADMINISTRATIVE
   Organization costs                    $          -       $          -       $      2,351
   Accounting fees                             20,000                  -             34,000
   Client development expenses                 46,031             12,111            126,769
   Officers' salaries                          86,404                  -            164,096
   Other expenses                             255,130             44,783            344,952
   Interest expense                             2,681              2,678             10,764
                                         ------------       ------------       ------------
                                              410,246             59,572            682,932
                                         ------------       ------------       ------------

LOSS BEFORE OTHER INCOME                     (410,246)           (59,572)          (682,932)
                                         ------------       ------------       ------------

OTHER INCOME

   Interest                                         -                  -                303
                                         ------------       ------------       ------------

NET LOSS                                 $   (410,246)      $    (59,572)      $   (682,629)
                                         ============       ============       ============


LOSS PER SHARE


   Basic and diluted loss per share      $     (0.028)      $     (0.004)      $     (0.047)
                                         ============       ============       ============

WEIGHTED AVERAGE NUMBER OF
  COMMON SHARES OUTSTANDING:

   Basic and diluted                       14,491,667         13,600,000         14,491,667
                                         ============       ============       ============

                        See notes to financial statements

IPORUSSIA, INC. AND SUBSIDIARY
(A DEVELOPMENT STAGE COMPANY)
CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY

                                                                                                    ACCUMULATED
                                                                                                      DEFICIT
                                                                      ADDITIONAL      UNEARNED       DURING THE
                                                                       PAID-IN         STOCK        DEVELOPMENT
                                         SHARES         AMOUNT         CAPITAL      COMPENSATION        STAGE           TOTAL
                                       ----------     ----------     ----------      ----------      ----------      ----------
Issuance of common stock-
   at par                              13,000,000     $    1,300     $        -      $        -      $        -      $    1,300

Issuance of common stock-
   at $0.25 per share                     600,000             60        149,940               -               -         150,000

Net loss-April 1, 2002 (Inception)

   Through December 31, 2002                    -              -              -               -         (54,917)        (54,917)
                                       ----------     ----------     ----------      ----------      ----------      ----------

Balance December 31, 2002              13,600,000          1,360        149,940               -         (54,917)         96,383

Net loss - Year ended

   December 31, 2003                            -              -              -               -         (36,372)        (36,372)
                                       ----------     ----------     ----------      ----------      ----------      ----------

Balance - December 31, 2003            13,600,000          1,360        149,940               -         (91,289)         60,011

Issuance of common stock-
   at $1.00 per share                     679,000             68        678,932               -               -         679,000

Underwriter's warrants                          -              -             68               -               -              68

Offering costs                                  -              -       (257,302)              -               -        (257,302)

Net loss - Year ended

   December 31, 2004                            -              -              -               -        (181,094)       (181,094)
                                       ----------     ----------     ----------      ----------      ----------      ----------

Balance - December 31, 2004            14,279,000          1,428        571,638               -        (272,383)        300,683

Issuance of common stock-
   at $1.00 per share                      21,000              2         20,998               -               -          21,000

Offering costs                                  -              -         (4,375)              -               -          (4,375)

Underwriter's warrants                          -              -              2               -               -               2

Issuance of common stock-
   for services                           340,000             34        339,966        (340,000)              -               -

Issuance of common stock-
   at $1.00 per share                      50,000              5         49,995               -               -          50,000

Amortization of unearned
   stock compensation                      75,695         75,695

Net loss- six months ended
   June 30, 2005 (Unaudited)                    -              -              -               -        (410,246)       (410,246)
                                       ----------     ----------     ----------      ----------      ----------      ----------

Balance - March 31, 2005               14,690,000     $    1,469     $  978,224      $ (264,305)     $ (682,629)     $   32,759
                                       ----------     ----------     ----------      ----------      ----------      ----------



                        See notes to financial statements

IPORUSSIA, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF CASH FLOWS


                                                           Six Months Ended       April 1, 2002
                                                               June 30,           (Inception) to
                                                       ------------------------       June, 30
                                                          2005           2004           2005
                                                       ---------      ---------      ---------
                                                      (Unaudited)    (Unaudited)    (Unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES
   Net loss                                            $(410,246)     $ (59,572)     $(682,629)
   Adjustments to reconcile net loss to net
     cash used by operating activities:
      Depreciation and amortization                        1,404              -          1,404
      Amortization of unearned stock compensation         75,695              -         75,695
      Changes in assets and liabilities:
        Decrease (increase) in prepaid expenses           18,207          3,432         (6,793)
        Increase in deposit                               (3,450)             -         (3,450)
        Increase in accounts payable                       2,704         28,310         30,609
        Decrease in payment for shares not issued        (11,000)             -              -
                                                       ---------      ---------      ---------
         Net cash used for operating activites          (326,686)       (27,830)      (585,164)
                                                       ---------      ---------      ---------

CASH FLOWS FROM INVESTING ACTIVITIES
     Purchase of furniture, fixtures and equipment        (3,400)             -         (9,864)
                                                       ---------      ---------      ---------
         Net cash used for  investing activites           (3,400)             -         (9,864)
                                                       ---------      ---------      ---------

CASH FLOWS FROM FINANCING ACTIVITIES
     Gross proceeds from issuance of common stock         71,000              -        901,300
     Proceeds from long-term borrowings                        -              -        107,500
     Proceeds from underwriters' warrants                      2              -             70
     Offering costs                                       (4,375)       (18,359)      (261,677)
                                                       ---------      ---------      ---------
         Net cash provided by financing activities        66,627        (18,359)       747,193
                                                       ---------      ---------      ---------
         NET (DECREASE) INCREASE IN CASH                (263,459)       (46,189)       152,165

CASH AND CASH EQUIVALENTS, Beginning                     415,624         59,662              -
                                                       ---------      ---------      ---------
CASH AND CASH EQUIVALENTS, End                         $ 152,165      $  13,473      $ 152,165
                                                       =========      =========      =========

SUPPLEMENTAL DISCLOSURES OF CASH PAYMENTS

   Interest                                            $   2,681      $   2,678      $   8,054
                                                       =========      =========      =========
   Taxes                                                       -              -              -
                                                       =========      =========      =========

                       See notes to financial statements

IPORUSSIA, INC. AND SUBSIDIARY
NOTES TO FINANCIAL STATEMENTS

NOTE 1 -- GENERAL, ORGANIZATION, BUSINESS AND SIGNIFICANT ACCOUNTING POLICIES

         GENERAL

         The accompanying unaudited financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial statements and the instructions to Form 10-QSB related to interim period financial statements. Accordingly, these financial statements do not include certain information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. However, the accompanying unaudited financial statements contain all adjustments (consisting only of normal recurring accruals) which, in the opinion of management, are necessary in order to make the financial statements not misleading. The results of operations for interim periods are not necessarily indicative of the results to be expected for the full year. For further information, refer to our financial statements and the footnotes thereto contained in our Annual Report on Form 10-KSB for the year ended December 31, 2004. The June 30, 2005 balance sheet information contained herein was derived from the audited financial statements for the year ended December 31, 2004 included in our Annual Report on Form 10-KSB for the year ended December 31, 2004.

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

         GOING CONCERN CONSIDERATIONS

         The accompanying financial statements have been prepared assuming that we will continue as a going concern. We have no operating history nor any revenue or earnings from operations. Our continued existence is dependent upon our ability to resolve our liquidity problems, principally by obtaining additional debt financing and equity capital, until such time as we become profitable from operations. The lack of financial resources and liquidity raises substantial doubt about our ability to continue as a going concern. The financial statements do not include any adjustment that might result from the outcome of this uncertainty.

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

         COMMON STOCK SOLD FOR CASH

         In May 2005, we privately sold 50,000 shares of our common stock for $50,000 in cash.

         COMMON STOCK ISSUED FOR SERVICES

         In February 2005, we privately issued 100,000 shares of our common stock, valued, for financial reporting purposes, at $100,000, to a company for consulting services in connection with the formation of our broker-dealer subsidiary and, for the first 12 months following the registration of this subsidiary, for it to provide the financial operations principal and regulatory compliance services.

         In February 2005, we privately issued 40,000 shares of our common stock, valued, for financial reporting purposes, at $40,000, as partial consideration for services rendered to us by a company that provided market research on the Company.

         In April 2005, we privately issued 100,000 shares of our common stock to each of two individuals, valued, for financial reporting purposes, at an aggregate of $200,000 pursuant to separate agreements with each individual to provide consulting services for our wholly owned broker-dealer subsidiary for terms of one year and two years, respectively, commencing on April 15, 2005.

NOTE 3-- COMMITMENTS AND CONTINGENCIES

         We have entered into a five-year employment agreement, dated April 1, 2002, with our president, which provides for him to receive compensation of $70,000 per annum commencing January 1, 2004, increasing by no less than 15% over the prior year's compensation each January 1. Accordingly, on January 1, 2005, his compensation increased to $80,500.

         We have also entered into a five-year employment agreement, dated April 1, 2002, with our executive vice president and treasurer who is receiving, commencing with the completion of our initial public offering on December 14, 2004, compensation of $100,000 per annum. His compensation will increase by no less than 15% over the prior year's compensation each December 14, commencing December 14, 2005.

         We are a party to a month-to-month lease for our furnished Moscow, Russia office at a monthly rental of $3,070.

         We have also entered into a one year lease for our furnished office in St. Petersburg, Russia commencing May 2005 at a monthly rental of $1,080.

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

NOTE 6 -- SUBSEQUENT EVENTS

         In August 2005, we entered into an agreement with an investor relations firm that is reporting on us and providing updates for a term of one year, commencing on August 1, 2005 but is cancelable by either party at the end of any quarter. As compensation, we issued 75,000 shares of our common stock valued, for financial reporting purposes, at $52,500, as the first quarterly payment.

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

We have formed a subsidiary which has applied to become a member of the National Association of Securities Dealers and register as a broker-dealer with the SEC. We also intend, to the extent required, to register our subsidiary in any states in which it will be conducting a securities business and for it to apply to become a member of the Securities Investor Protection Corporation. We expect that the cash cost of formation of this subsidiary, filing fees and the cost of obtaining a broker's blanket bond will be approximately $20,000. We also issued 100,000 shares of our common stock in January 2005 to a company for consulting services in connection with the formation of our broker-dealer subsidiary and, for the first 12 months following the registration of this subsidiary, for it provide the financial operations principal and regulatory compliance services. In April 2005, we issued 100,000 shares of our common stock to each of two individuals to serve as the general securities principals of this broker-dealer subsidiary. Our new broker-dealer subsidiary will be required to maintain a minimum net capital, as defined in SEC regulations, of $5,000.

In May 2005, we sold 50,000 shares of our common stock for $50,000.

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

RESULTS OF OPERATIONS

Three Months Ended June 30, 2005 Compared
         With Three Months Ended June 30, 2004

During the three months ended June 30, 2005, we incurred a loss of $228,794 compared to a loss of $29,072 for the same period in 2004. The primary reasons for our increased loss were a $25,702 increase in wages and salaries, as our executive vice president, secretary and treasurer commenced receiving compensation pursuant to his employment agreement on December 14, 2004 and the salary of our president and chief executive officer increased on January 1, 2005 pursuant to the terms of his employment agreement with us; the expenditure of $26,046 for marketing, advertising and related activities (we had no expenditures for these expenses for the three months ended June 30, 2004); an increase in travel and entertainment expenses of $20,922 as we expanded our business solicitation activities with the completion of our public offering; an increase in office, administrative salaries, payroll taxes, and administrative expense of $35,541, primarily due to the inception of operations in Moscow and St. Petersburg, Russia and to reimburse officers and directors for expenses incurred; the incurrence of $11,453 for legal, accounting expenses (in 2004, legal and accounting costs related to our public offering and were capitalized); the incurrence of rent expense of $12,538 for the leasing of office space in Moscow and St. Petersburg, Russia; and the expenditure of $57,917 to amortize the expense related to the issuance of shares we issued to a firm for consulting services related to the formation and regulatory compliance of our subsidiary which has applied to become a registered broker-dealer, to a firm that provided a market research report on us and is providing updates thereof and to two individuals to provide consulting services for our wholly-owned broker-dealer subsidiary (we had no consulting expenditures for the three months ended June 30, 2004).

Six Months Ended June 30, 2005 Compared
         With Six Months Ended June 30, 2004

During the six months ended June 30, 2005, we incurred a loss of $410,246 compared to a loss of $59,572 for the same period in 2004. The primary reasons for our increased loss were a $51,404 increase in wages and salaries, as our executive vice president, secretary and treasurer commenced receiving compensation pursuant to his employment agreement on December 14, 2004 and the salary of our president and chief executive officer increased on January 1, 2005 pursuant to the terms of his employment agreement with us; the expenditure of $53,424 for marketing, advertising and related activities (we had no expenditures for these expenses for the six months ended June 30, 2004); an increase in travel and entertainment expenses of $42,565 as we expanded our business solicitation activities with the completion of our public offering; an increase in office, administrative salaries, payroll taxes, and administrative expense of $49,073, primarily due to the inception of operations in Moscow and St. Petersburg, Russia and to reimburse officers and directors for expenses incurred; the incurrence of $47,727 for legal, accounting expenses (in 2004, legal and accounting costs related to our public offering were capitalized); the incurrence of rent expense of $19,539 for the leasing of office space in Moscow and St. Petersburg, Russia; and the expenditure of $71,328 to amortize the expense related to the issuance of shares we issued to a firm for consulting services related to the formation and regulatory compliance of our subsidiary which has applied to become a registered broker-dealer, to a firm that provided a market research report on us and is providing updates thereof and to two individuals to provide consulting services for our wholly owned broker-dealer subsidiary (we had no consulting expenditures for the six months ended June 30, 2004).

CRITICAL ACCOUNTING POLICIES

In many cases, the accounting treatment of a particular transaction is specifically dictated by accounting principles generally accepted in the United States of America, with no need for management's judgment in their application. In other cases, preparation of our unaudited condensed consolidated financial statements for interim periods requires us to make estimates and assumptions that effect the reported amount of assets and liabilities, disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses during the reported period. There can be no assurance that the actual results will not differ from those estimates. Accounting policies whose application may have the most significant effect on our reported results of operations and financial position and that require judgments, estimates and assumptions by management that can affect their application and our results of operations and financial positions, are:

         GOING CONCERN

Our financial statements contained in this Report have been prepared assuming that we will continue as a going concern. Our continued existence is dependent upon our ability to resolve our liquidity problems, principally by obtaining additional debt financing and equity capital until such time as we become profitable from operations. The lack of financial resources and liquidity raises substantial doubt about our ability to continue as a going concern. The financial statements of the Company do not include any adjustments that might be necessary should we be unable to continue as a going concern.

         VALUATION OF SHARES

We have issued shares of our common stock in exchange for services being provided by third parties. In determining the number of shares to be issued we have estimated the value of the services to be provided and have, in light of the limited market that presently exists for our common stock, valued our stock issued in relation to the price at which we have otherwise sold stock. Therefore, the actual expense related to these services could vary if our estimates and assumptions were not correct.

FORWARD LOOKING STATEMENTS

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

o Our continued existence is dependent upon our ability to resolve our liquidity problems, principally by obtaining additional debt financing and equity capital until such time as we become profitable from operations.

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

                           PART II. OTHER INFORMATION

ITEM 2.       UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

         (a)      Unregistered Sales of Equity Securities

         On April 15, 2005, we entered into separate agreements with two individuals to provide consulting services for our wholly owned broker-dealer subsidiary, IPOR Capital, LLC, for a term of one year and two years, respectively, commencing on April 15, 2005. As compensation, we issued a total of 200,000 shares of our common stock valued, for financial reporting purposes, at $200,000, with 100,000 shares of our common stock being issued to each individual. In addition, on May 4, 2005, we privately sold 50,000 shares of our common stock for $50,000 in cash.

         Each acquirer of the shares represented, among other things, that he was acquiring the shares for his own account, for investment only, and not with a view toward their resale or distribution, and acknowledged, in writing, prior to sale, that the shares purchased are not registered under the Securities Act of 1933, as amended (the "Securities Act"), and may not be resold unless subsequently registered or unless an exemption from registration is available. The certificates evidencing the shares contain a legend to the effect that the shares were acquired for investment, have not been registered under the Securities Act and may not be sold in the absence of an effective registration statement or an opinion of counsel that registration is not required under the Securities Act. We believe that the issuance of the shares was exempt from the registration provisions of the Securities Act by virtue of the exemption afforded under Section 4(2) of the Securities Act.

         (b)      Use of Proceeds

         On July 9, 2004, our registration statement on Form SB-2 (number 333-98247) became effective. On December 14, 2004, the first of two closings took place of our public offering, at which time we sold 679,000 shares for an aggregate of $679,000. The second closing took place on January 12, 2005, at which time we sold 21,000 shares for an aggregate of $21,000. The net proceeds to us of our offering, after deducting the offering expenses of $223,841 has, through June 30, 2005, been used as follows.

         Officers' salaries (1)                                      $   146,096
         Establishment and operation of offices                          110,427
         Administrative salaries                                          26,134
         Marketing costs                                                  70,966
         Legal and accounting                                             24,106
         SEC reporting and stockholder relations                          25,546
                                                                      ----------
              Total use of net proceeds used through June 30, 2005   $   403,275
                                                                     -----------
---------------

(1) Includes $52,000 paid to an officer for previously accrued salary in 2004.

ITEM 6.       EXHIBITS

10.1* Agreement on Rental of Property (St. Petersburg, Russia), dated May 30, 2005, by and between IPORUSSIA, INC. and CJSC MDC-2000 (English Translation).

10.2* Additional Agreement on Rental of Property (St. Petersburg, Russia), dated June 2, 2005, by and between IPORUSSIA, INC. and CJSC MDC-2000 (English Translation).

31.01* Certification of principal executive officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 promulgated under the Securities Exchange Act of 1934.

31.02* Certification of principal financial officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 promulgated under the Securities Exchange Act of 1934.

32.01* Certification of Principal Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.02* Certification of Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

* Filed herewith

                                   SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date:  August 12, 2005

                                       IPORUSSIA, INC.



                                       By: /s/ Leonard W. Suroff
                                          --------------------------------------
                                           Leonard W. Suroff,
                                           Treasurer and Chief Financial Officer

                                  EXHIBIT INDEX

10.1* Agreement on Rental of Property (St. Petersburg, Russia), dated May 30, 2005, by and between IPORUSSIA, INC. and CJSC MDC-2000 (English Translation).

10.2* Additional Agreement on Rental of Property (St. Petersburg, Russia), dated June 2, 2005, by and between IPORUSSIA, INC. and CJSC MDC-2000 (English Translation).

31.01* Certification of principal executive officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 promulgated under the Securities Exchange Act of 1934.

31.02* Certification of principal financial officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 promulgated under the Securities Exchange Act of 1934.

32.01* Certification of Principal Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.02* Certification of Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

* Filed herewith