Form 10QSB
period 2005-09-30
IPORUSSIA INC
filed 2005-11-15
CIK 1179090

SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                   FORM 10-QSB

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
         For the quarterly period ended September 30, 2005

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

                                 Not Applicable
              (Former Name, Former Address and Former Fiscal Year,
                          if Changed Since Last Report)

Check whether the issuer: (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
  Yes              No    X
        --------      -------

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
             Yes           No   X
                 ------       ------

State the number of shares outstanding of each of the issuer's classes of common equity as of the latest practicable date: Common Stock, $.0001 par value per share - 14,836,428 shares outstanding as of November 10, 2005.

Transitional Small Business Disclosure Format:       Yes           No    X
                                                         -------      ------

IPORUSSIA, INC. AND SUBSIDIARY
(A Development Stage Company)



INDEX TO FINANCIAL STATEMENTS



  Consolidated Balance Sheets as of September 30, 2005 (Unaudited) and
        December 31, 2004...........................................          3

  Consolidated Statements of Operations for the three months ended
        September 30, 2005 and 2004 (Unaudited).....................          4

  Consolidated Statements of Operations for the nine months ended
       September 30, 2005 and 2004 (Unaudited) and for the period from April 1, 2002 (Inception) to September 30, 2005
       (Unaudited)..................................................          5

  Consolidated Statements of Stockholders' Equity for the nine months ended September 30, 2005 and for the period from April 1, 2002
       (Inception) to September 30, 2005 (Unaudited)................          6

  Consolidated Statements of Cash Flows for the nine months ended
       September 30, 2005 and 2004 (Unaudited) and for the period from April 1, 2002 (Inception) to September 30, 2005
       (Unaudited)..................................................          7

  Notes to Financial Statements.....................................       8-12

  IPORUSSIA, INC. AND SUBSIDIARY
  (A DEVELOPMENT STAGE COMPANY)
  CONSOLIDATED BALANCE SHEETS

                                                                                  September 30,       December 31,
                                                                                      2005                2004
                                                                                -----------------  -----------------
                                                                                   (Unaudited)
ASSETS
CURRENT ASSETS
      Cash ( including restricted cash of $ -0- and $11,000)                    $          72,718  $         415,624
                                                                                -----------------  -----------------
          Total current assets                                                             72,718            415,624
                                                                                -----------------  -----------------

FURNITURE, FIXTURES and EQUIPMENT,
      net of accumulated depreciation of $2,226 and $621                                    7,638              6,464

OTHER ASSETS
      Prepaid expenses                                                                     23,525             25,000
      Deposit                                                                               3,450                  -
                                                                                -----------------  -----------------
             Total other assets                                                            26,975             25,000
                                                                                -----------------  -----------------
                                                                                $         107,331  $         447,088
                                                                                =================  =================
LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES
      Accounts payable                                                          $          52,911  $          27,905
      Payment for shares to be issued                                                           -             11,000
      Bank note payable                                                                   107,500            107,500
                                                                                -----------------  -----------------
             Total current and total liabilities                                          160,411            146,405
                                                                                -----------------  -----------------

NOTES PAYABLE OFFICERS AND DIRECTORS                                                        9,000                  -
                                                                                -----------------  -----------------

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY
      Preferred stock, $.0001 par value,
          1,000,000 shares authorized,
          no shares issued                                                                      -                  -
      Common stock, $0.0001 par value,
          100,000,000 shares authorized,
          14,836,428 and 14,279,000
          shares issued and outstanding                                                     1,484              1,428
      Additional paid-in-capital                                                        1,055,710            571,638
      Unearned stock compensation                                                        (200,139)                 -
      Accumulated deficit                                                                (919,135)          (272,383)
                                                                                -----------------  -----------------
Total stockholders' equity                                                                (61,168)           300,683
                                                                                -----------------  -----------------
                                                                                $         107,331  $         447,088
                                                                                =================  =================

                        See notes to financial statements

  IPORUSSIA, INC. AND SUBSIDIARY
  (A DEVELOPMENT STAGE COMPANY)
  CONSOLIDATED STATEMENTS OF OPERATIONS

                                                                                     Three Months Ended
                                                                                       September 30,
                                                                       ---------------------------------------------
                                                                                2005                    2004
                                                                       ---------------------   ---------------------
                                                                            (Unaudited)             (Unaudited)

REVENUE                                                                $                   -   $                   -
                                                                       ---------------------   ---------------------

GENERAL AND ADMINISTRATIVE
      Accounting fees                                                                 $6,500                  $5,000
      Client development expenses                                                     14,016                   6,407
      Officers' salaries                                                              48,971                       -
      Other expenses                                                                 165,664                  19,784
      Interest expense                                                                 1,355                   1,355
                                                                       ---------------------   ---------------------
                                                                                     236,506                  32,546
                                                                       ---------------------   ---------------------

NET LOSS                                                               $            (236,506)  $             (32,546)
                                                                       ======================  ======================

LOSS PER SHARE
      Basic and diluted loss per share                                 $              (0.016)  $              (0.002)
                                                                       ======================  ======================

WEIGHTED AVERAGE NUMBER OF
  COMMON SHARES OUTSTANDING:

      Basic and diluted                                                           14,591,905              13,600,000
                                                                       ======================  ======================


                        See notes to financial statements

  IPORUSSIA, INC. AND SUBSIDIARY
  (A DEVELOPMENT STAGE COMPANY)
  CONSOLIDATED STATEMENTS OF OPERATIONS

                                                                        Nine Months Ended              April 1, 2002
                                                                          September 30,                (Inception) to
                                                                      2005             2004          September 30, 2005
                                                                  (Unaudited)       (Unaudited)         (Unaudited)

REVENUE                                                         $            -    $            -   $                    -
                                                                ---------------   ---------------  -----------------------
GENERAL AND ADMINISTRATIVE
      Organization costs                                        $            -    $            -   $                2,351
      Accounting fees                                                   26,500             5,000                   40,500
      Client development expenses                                       60,047            18,518                  140,785
      Officers' salaries                                               135,375                 -                  213,067
      Other expenses                                                   420,794            64,567                  509,704
      Interest expense                                                   4,036             4,033                   12,119
                                                                ---------------   ---------------  -----------------------
                                                                       646,752            92,118                  918,526
                                                                ---------------   ---------------  -----------------------
LOSS BEFORE OTHER INCOME                                              (646,752)          (92,118)                (918,526)
                                                                ---------------   ---------------  -----------------------

OTHER INCOME
      Interest                                                               -                 -                      303
                                                                ---------------   ---------------  -----------------------
NET LOSS                                                        $     (646,752)   $      (92,118)  $             (918,223)
                                                                ===============   ===============  =======================

LOSS PER SHARE

      Basic and diluted loss per share                          $       (0.044)   $       (0.007)  $               (0.063)
                                                                ===============   ===============  =======================
WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING:

      Basic and diluted                                             14,591,905        13,600,000               14,591,905
                                                                ===============   ===============  =======================


                        See notes to financial statements

  IPORUSSIA, INC. AND SUBSIDIARY
  (A DEVELOPMENT STAGE COMPANY)
  CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY

                                                                                                    ACCUMULATED
                                                                                                      DEFICIT
                                                                ADDITIONAL         UNEARNED          DURING THE
                                                                  PAID-IN           STOCK           DEVELOPMENT
                                      SHARES        AMOUNT        CAPITAL        COMPENSATION          STAGE            TOTAL
                                   ----------    ----------   ------------   ------------------  ---------------   -------------

Issuance of common stock-at par    13,000,000    $    1,300   $          -   $               -   $            -    $        1,300

Issuance of common stock-at
    $0.25 per share                   600,000            60        149,940                   -                -           150,000

Net loss-April 1, 2002
    (Inception)Through December
    31, 2002                                -             -              -                   -          (54,917)          (54,917)

Balance December 31, 2002          13,600,000         1,360        149,940                   -          (54,917)           96,383
                                   ----------    ----------   ------------   ------------------  ---------------   -------------

Net loss - Year ended December
    31, 2003                                -             -              -                   -          (36,372)          (36,372)
                                   ----------    ----------   ------------   ------------------  ---------------   -------------

Balance - December 31, 2003        13,600,000         1,360        149,940                   -          (91,289)           60,011

Issuance of common stock-at
    $1.00 per share                   679,000            68        678,932                   -                -           679,000

Underwriter's warrants                      -             -             68                   -                -                68

Offering costs                              -             -       (257,302)                  -                -          (257,302)

Net loss - Year ended December
    31, 2004                                -             -              -                   -         (181,094)         (181,094)
                                   ----------    ----------   ------------   ------------------  ---------------   -------------

Balance - December 31, 2004        14,279,000         1,428        571,638                   -         (272,383)          300,683

Issuance of common stock-at
    $1.00 per share                    21,000             2         20,998                   -                -            21,000

Offering costs                              -             -         (4,375)                  -                -            (4,375)

Underwriter's warrants                      -             -              2                   -                -                 2

Issuance of common stock-for
    services                          340,000            34        339,966            (340,000)               -                 -

Issuance of common stock-at
    $1.00 per share                    50,000             5         49,995                   -                -            50,000

Amortization of unearned stock
    compensation                      139,861       139,861

Issuance of common stock-for
    services                           75,000             8         52,493                   -                -            52,501

Issuance of common stock-at
    $0.35 per share                    71,428             7         24,993                   -                -            25,000

Net loss- nine months ended
    September 30, 2005
    (Unaudited)                             -             -              -                   -         (646,752)         (646,752)
                                   ----------    ----------   ------------   ------------------  ---------------   -------------

Balance - September 30, 2005       14,836,428    $    1,484   $  1,055,710   $        (200,139)  $     (919,135)   $    (62,080)
                                   ==========    ==========   ============   ==================  ===============   =============

                        See notes to financial statements

IPORUSSIA, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                                                            April 1, 2002
                                                                             Nine Months Ended             (Inception) to
                                                                               September 30,                September, 30
                                                                    ----------------------------------    --------------------
                                                                          2005               2004               2005
                                                                    ---------------    ---------------    --------------------
                                                                       (Unaudited)        (Unaudited)        (Unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES
   Net loss                                                         $     (646,752)    $      (92,118)    $          (919,135)
   Adjustments to reconcile net loss to net
      cash used by operating activities:
      Issuance of common stock for services                                 52,501                  -                  52,501
      Depreciation and amortization                                          2,226                  -                   2,226
      Amortization of unearned stock compensation                          139,861                  -                 139,861
      Changes in assets and liabilities:
        Decrease (increase) in prepaid expenses                              1,475              3,432                 (23,525)
        Increase in deposit                                                 (3,450)                 -                  (3,450)
        Increase in accounts payable                                        25,006             71,333                  52,911
        Decrease in payment for shares not issued                          (11,000)                 -                       -
                                                                    ---------------    ---------------    --------------------
            Net cash used for operating activities                        (440,133)           (17,353)               (698,611)
                                                                    ---------------    ---------------    --------------------
CASH FLOWS FROM INVESTING ACTIVITIES
   Purchase of furniture, fixtures and equipment                            (3,400)                 -                  (9,864)
                                                                    ---------------    ---------------    --------------------
            Net cash used for  investing activities                         (3,400)                 -                  (9,864)
                                                                    ---------------    ---------------    --------------------

CASH FLOWS FROM FINANCING ACTIVITIES
   Gross proceeds from issuance of common stock                             96,000                  -                 926,300
   Proceeds from long-term borrowings                                            -                  -                 107,500
   Proceeds from underwriters' warrants                                          2                  -                      70
   Advance from officer                                                          -                913                       -
   Notes payable from officers and directors                                 9,000                  -                   9,000
   Offering costs                                                           (4,375)           (42,699)               (261,677)
                                                                    ---------------    ---------------    --------------------
            Net cash provided by financing activities                      100,627            (41,786)                781,193
                                                                    ---------------    ---------------    --------------------
NET (DECREASE) INCREASE IN CASH                                           (342,906)           (59,139)                 72,718
CASH AND CASH EQUIVALENTS, Beginning                                       415,624             59,662                       -
                                                                    ---------------    ---------------    --------------------
CASH AND CASH EQUIVALENTS, End                                      $       72,718     $          523     $            72,718
                                                                    ===============    ===============    ====================
SUPPLEMENTAL DISCLOSURES OF CASH PAYMENTS
   Interest                                                         $        4,036     $        4,033     $             9,409
                                                                    ===============    ===============    ====================
   Taxes                                                                         -                  -                       -
                                                                    ===============    ===============    ====================

                        See notes to financial statements

IPORUSSIA, INC. AND SUBSIDIARY
NOTES TO FINANCIAL STATEMENTS

NOTE 1 -- GENERAL, ORGANIZATION, BUSINESS AND SIGNIFICANT ACCOUNTING POLICIES
          -------------------------------------------------------------------

         GENERAL

         The accompanying unaudited financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial statements and the instructions to Form 10-QSB related to interim period financial statements. Accordingly, these financial statements do not include certain information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. However, the accompanying unaudited financial statements contain all adjustments (consisting only of normal recurring accruals) which, in the opinion of management, are necessary in order to make the financial statements not misleading. The results of operations for interim periods are not necessarily indicative of the results to be expected for the full year. For further information, refer to our financial statements and the footnotes thereto contained in our Annual Report on Form 10-KSB for the year ended December 31, 2004. The September 30, 2005 balance sheet information contained herein was derived from the audited financial statements for the year ended December 31, 2004 included in our Annual Report on Form 10-KSB for the year ended December 31, 2004.

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

         On February 8, 2005, we formed IPOR Capital, LLC as a wholly owned subsidiary under the laws of the State of Delaware. On September 2, 2005, IPOR Capital, LLC was admitted as a member of the NASD. IPOR Capital's NASD broker-dealer membership agreement permits it to solicit other broker dealers to manage or co-manage IPOs for Russian and other foreign companies, as a finder and/or consultant. In addition, IPOR
         Capital may participate in private placements of securities to institutional and accredited investors.

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

         DEFERRED OFFERING COSTS -- In December 2004 and January 2005, we completed a public offering of our common stock, in which we sold 679,000 and 21,000 (subscriptions for 11,000 of which were received prior to the end of 2004) shares, respectively. The charging of costs of $257,302 incurred prior to the initial closing in December 2004 was deferred pending completion of the offering, at which time these costs were charged against the proceeds included in additional paid-in capital.

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

         In August 2005, we privately sold 71,428 shares of our common stock for $25,000 in cash.

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

         In August 2005, we entered into an agreement with an investor relations firm that is reporting on us and providing updates for a term of one year, commencing on August 1, 2005 but was cancelable by either party at the end of any quarter. As compensation, we issued 75,000 shares of our common stock valued, for financial reporting purposes, at $52,501, as the first quarterly payment. We cancelled this agreement as of October 31, 2005, the end of the first quarter of the agreement.

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

         We terminated our existing office space lease, and entered into a short term eleven-month lease for other office space, in St. Petersburg, Russia commencing September 2005 at a monthly rental of $793.

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

NOTE 5 --  NOTES PAYABLE
           -------------

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

         We are obligated under notes payable to an officer and director and another director of the Company to pay $9,000 borrowed in September 2005, which bear interest at the rate of 5% per annum, payable eighteen months from the date of the loan.

NOTE 6 -- SUBSEQUENT EVENTS
          -----------------

         In October and November 2005, we borrowed an additional $21,500 from an officer and director and another director of the Company under promissory notes which bear interest at the rate of 5% per annum and are repayable in eighteen months from the date of the loan.

ITEM 2:  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATIONS

GENERAL

We remain in the development stage. Our Annual Report on Form 10-KSB for the year ended December 31, 2004 discusses our business plan for 2005. On February 8, 2005, we formed IPOR Capital, LLC as a wholly owned subsidiary under the laws of the State of Delaware. On September 2, 2005, IPOR Capital, LLC was admitted as a member of the NASD. IPOR Capital's NASD broker-dealer membership agreement permits it to solicit other broker dealers to manage or co-manage IPOs for Russian and other foreign companies, as a finder and/or consultant. In addition, IPOR Capital may participate in private placements of securities to institutional and accredited investors.

LIQUIDITY AND CAPITAL RESOURCES

Prior to our public offering, we were capitalized through private placements of an aggregate of 13,600,000 shares of our common stock to our officers, directors, advisors and their respective families and friends for an aggregate of $151,300. In addition, on June 27, 2003, we borrowed $107,500 from a bank under a promissory note which bears interest at the rate of 5% per annum and is repayable on December 27, 2005. We expect to extend this loan. Repayment of the loan is supported by collateral pledged by five of our stockholders, including Leonard W. Suroff, our executive vice president, treasurer, chief financial officers and a director, and Richard Bernstein, a director.

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

In May and August 2005, we privately sold 50,000 shares and 71,428 shares, respectively, of our common stock for $50,000 and $25,000, respectively, in cash.

We have also issued an aggregate of 315,000 shares of our common stock in exchange for services that have been rendered to us since the completion of our public offering.

On September 29, 2005, we borrowed $9,000 from Messrs. Suroff and Bernstein under promissory notes which bear interest at the rate of 5% per annum and are repayable in eighteen months.

At September 30, 2005, we had $72,718 in cash, having utilized $342,906 during the nine months ended September 30, 2005, primarily as a result of our net loss.

In October and November 2005, we borrowed an additional $21,500 from Messrs. Suroff and Bernstein under promissory notes which bear interest at the rate of 5% per annum and are repayable in eighteen months from the date of the loan.

COMMITMENTS AND FINANCIAL RESOURCES

We have no present commitments for capital expenditures.

OFF-BALANCE SHEET ARRANGEMENTS

We have no off-balance sheet arrangements.

RESULTS OF OPERATIONS

Three Months Ended September 30, 2005 Compared
    With Three Months Ended September 30, 2004

During the three months ended September 30, 2005, we incurred a loss of $236,506 compared to a loss of $32,546 for the same period in 2004. The primary reasons for our increased loss were a $31,471 increase in wages and salaries, as our executive vice president, secretary and treasurer commenced receiving compensation pursuant to his employment agreement on December 14, 2004 and the salary of our president and chief executive officer increased on January 1, 2005 pursuant to the terms of his employment agreement with us; the expenditure of $45,478 for marketing, advertising and related activities (we had no expenditures for these expenses for the three months ended September 30, 2004); an increase in travel and entertainment expenses of $12,859 as we expanded our business solicitation activities with the completion of our public offering; an increase in office, administrative salaries, payroll taxes, and administrative expense of $41,115, primarily due to the inception of operations in Moscow and St. Petersburg, Russia, and to reimburse officers and directors for expenses incurred; an increase of $4,139 for legal, accounting expenses (in 2004, legal and accounting costs related to our public offering and were capitalized); the incurrence of rent expense of $9,398 for the leasing of office space in Moscow and St. Petersburg, Russia; and $54,167 to amortize the expense related to the issuance of shares we issued to a firm for consulting services related to the formation and regulatory compliance of our subsidiary which has become a registered broker-dealer, to a firm that provided a market research report on us and to two individuals to provide consulting services for our wholly-owned broker-dealer subsidiary (we had no consulting expenditures for the three months ended September 30, 2004).

Nine Months Ended September 30, 2005 Compared
    With Nine Months Ended September 30, 2004

During the nine months ended September 30, 2005, we incurred a loss of $646,752 compared to a loss of $92,188 for the same period in 2004. The primary reasons for our increased loss were a $135,375 increase in wages and salaries, as our executive vice president, secretary and treasurer commenced receiving compensation pursuant to his employment agreement on December 14, 2004 and the salary of our president and chief executive officer increased on January 1, 2005 pursuant to the terms of his employment agreement with us; the expenditure of $98,902 for marketing, advertising and related activities (we had no expenditures for these expenses for the nine months ended September 30, 2004); an increase in travel and entertainment expenses of $55,424 as we expanded our business solicitation activities with the completion of our public offering; an increase in office, administrative salaries, payroll taxes, and administrative expense of $90,187, primarily due to the inception of operations in Moscow and St. Petersburg, Russia, and to reimburse officers and directors for expenses incurred; the incurrence of $51,866 for legal, accounting expenses (in 2004, legal and accounting costs related to our public offering and were capitalized); the incurrence of rent expense of $28,938 for the leasing of office space in Moscow and St. Petersburg, Russia; and $125,494 to amortize the expense related to the issuance of shares we issued to a firm for consulting services related to the formation and regulatory compliance of our subsidiary which has become a registered broker-dealer, to a firm that provided a market research report on us and to two individuals to provide consulting services for our wholly owned broker-dealer subsidiary (we had no consulting expenditures for the nine months ended September 30, 2004).

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

o The ability of our subsidiary, IPOR Capital, LLC, to comply with certain government and NASD rules regarding its registration as a broker-dealer, a failure to comply with which could render us unable to introduce clients to broker-dealers, thereby affecting our ability to generate revenues.

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

                           PART II. OTHER INFORMATION

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

         (a)    Unregistered Sales of Equity Securities

         On August 16, 2005, we privately sold 71,428 shares of our common stock for $25,000 in cash to two individuals. Each acquirer of the shares represented, among other things, that he was acquiring the shares for his own account, for investment only, and not with a view toward their resale or distribution, and acknowledged, in writing, prior to sale, that the shares purchased are not registered under the Securities Act of 1933, as amended (the "Securities Act"), and may not be resold unless subsequently registered or unless an exemption from registration is available. The certificates evidencing the shares contain a legend to the effect that the shares were acquired for investment, have not been registered under the Securities Act and may not be sold in the absence of an effective registration statement or an opinion of counsel that registration is not required under the Securities Act. We believe that the issuance of the shares was exempt from the registration provisions of the Securities Act by virtue of the exemption afforded under Section 4(2) of the Securities Act.

         (b)     Use of Proceeds

         On July 9, 2004, our registration statement on Form SB-2 (number 333-98247) became effective. On December 14, 2004, the first of two closings took place of our public offering, at which time we sold 679,000 shares for an aggregate of $679,000. The second closing took place on January 12, 2005, at which time we sold 21,000 shares for an aggregate of $21,000. The net proceeds to us of our offering in the amount of $476,159, after deducting the offering expenses of $223,841, has been fully used as follows.

          Officers' salaries (1)                                $      177,759
          Establishment and operation of offices                       118,752
          Administrative salaries                                       33,420
          Marketing costs                                               86,444
          Legal and accounting                                          30,606
          SEC reporting and stockholder relations                       29,178
                                                                --------------
               Total use of net proceeds                        $      476,159
                                                                ==============
_______________

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

______________
* Filed herewith

                                   SIGNATURES



In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date:  November 11, 2005

                                       IPORUSSIA, INC.



                                       By: /s/ Leonard W. Suroff
                                           ---------------------------
                                           Leonard W. Suroff,
                                           Treasurer and Chief Financial Officer

                                  EXHIBIT INDEX

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

_____________

* Filed herewith