Form 10KSB
period 2005-12-31
IPORUSSIA INC
filed 2006-04-17
CIK 1179090

SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                   FORM 10-KSB

                  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                   FOR THE FISCAL YEAR ENDED DECEMBER 31, 2005

                        COMMISSION FILE NUMBER 000-51076

                                 IPORUSSIA, INC.
                 (Name of small business issuer in its charter)

                   Delaware                          38-3649127
                   --------                          ----------
          (State or jurisdiction of                (I.R.S. Employer
       incorporation or organization)            Identification No.)


                      12 Tompkins Avenue, Jericho, NY 11753
                      -------------------------------------
               (Address of principal executive offices) (Zip Code)


                                  516-937-6600
                                  ------------
                 Issuer's telephone number, including area code


         Securities registered under Section 12(b) of the Exchange Act: None

         Securities registered under Section 12(g) of the Exchange Act: Common Stock, $.0001 par value

         Check whether the issuer is not required to file reports pursuant to
Section 13 or 15(d) of the Exchange Act. [_]

         Check whether the issuer (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registration was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [_]

         Check if there is no disclosure of delinquent filers in response to
Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [X]

         Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [_] No [X]

         The Company had no revenues for its fiscal year ended December 31, 2005.

         The aggregate market value, as at March 31, 2006, of the Common Stock of the issuer, its only class of voting stock, held by non-affiliates was approximately $1,545,800 based on the closing bid and asked prices of the Company's Common Stock on the Over-the-Counter Bulletin Board on that date. Such market value excludes shares owned by all executive officers and directors (and their spouses). This should not be construed as indicating that all such persons are affiliates.

         The number of shares outstanding of the issuer's Common Stock, as at April 14, 2006, was 15,186,428.

                       DOCUMENTS INCORPORATED BY REFERENCE

                                      None.

         Transitional Small Business Disclosure Format Yes [_] No [X]

FORWARD LOOKING STATEMENTS

         Certain statements in this Report are "forward-looking statements" about us or our industry that are based on our current expectations, assumptions, estimates and projections. We have used the words "anticipate," "estimate," "intend," "may," "plan", "predict", "project," and similar terms and phrases in this Form 10-KSB to identify forward-looking statements . These forward-looking statements are made based on our management's expectations and beliefs concerning future events affecting us and are subject to uncertainties and factors relating to our operations and business environment, all of which are difficult to predict and many of which are beyond our control. These forward-looking statements involve risk and uncertainties. All of our forward-looking statements should be considered in light of these factors. Accordingly, our actual results could differ materially from those described or implied in the forward-looking statements as a result of several factors, including, but not limited to, those factors discussed under the caption "Risk Factors" in Item 6, "Management's Discussion and Analysis or Plan of Operation." We undertake no obligation to update publicly any forward-looking statements for any reason, even if new information becomes available or other events occur in the future.

                                     PART I

ITEM 1.  DESCRIPTION OF BUSINESS

GENERAL

         Unless the context otherwise requires, references to "we", "us", "IPORUSSIA" or "our company" include IPORUSSIA and our subsidiary IPOR CAPITAL, LLC that has been formed and registered as a broker-dealer.

         IPORUSSIA offers business advisory services to private companies located in the Russian Federation that are interested in raising capital, usually by taking their companies public, as a means of obtaining access to capital for their companies and liquidity for their principals and other stockholders. We offer a range of business advisory services to our clients, including providing information regarding the requirements and procedures of going public, assisting them in assembling a team of professionals knowledgeable and experienced in the process, and providing other services to facilitate their capital raising. In appropriate situations we may, alternatively, help our clients to determine whether strategic alliances, including business combinations, are more appropriate for their needs than public or private offerings. While we do not intend to raise capital for our clients or seek strategic partners for our clients, we have, on occasion introduced our clients to broker-dealers who may assist our clients in raising capital from public and in private offerings and may find strategic partners for our clients. We conduct these operations through our subsidiary that has been registered as a broker-dealer in the United States.

         We focus our business within the Russian Federation. Although we have no intent to do so at present, later, to the extent we are successful and grow, and their economies and foreign confidence in them grow, we may seek to assist companies in other countries which form the remainder of the Commonwealth of Independent States. We have no time frame for expanding beyond the Russian Federation.

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

         According to the State Statistical Committee of the Russian Federation, from the start of Russia's privatization campaign in 1992 through September 12, 2003, the number of privatized companies reached 141,496 which, based on information from the Russian Ministry of Property Management, is more than 72% of the total number of the State-owned enterprises at the beginning of privatization process. During the first half of 2003, according to the State Statistical Committee, there were 1,177 companies privatized. The Company has been unable to obtain any updated statistics on the number of companies privatized.

         According to the Russian Federation Economic Development and Trade Ministry, the gross domestic product of Russia expanded by 4.7% in 2002, 7.3% in 2003, 6.8% in 2004 and approximately 6.0% in 2005, primarily as a result of exports of oil, natural gas and metals.

         We believe that, with the expansion of the Russian economy since Russia's financial crisis and currency devaluation in 1998, confidence in the Russian economy has been growing, resulting in an expansion of foreign investment in Russian companies due to Russia's market potential, low cost work force and availability of natural resources, particularly oil and gas. We also believe that, as confidence grows in the political and economic stability of Russia, as the Russian legal and taxation system improves, as Russia's historical reticence to accept foreign investment subsides and with the need for capital that is not readily available within the Russian markets, Russian companies are likely to seek more capital outside the Russian Federation. We believe that the successful combined international and United States offerings and listings on the New York Stock Exchange of Mobile Telesystems OJSC, a provider of mobile cellular communications services in Moscow, in June 2000, Wimm-Bill-Dann Foods, OJSC, a Russian manufacturer of dairy and juice products, in February 2002, and Mechel Steel Group OAO, a Russian manufacturer of steel products, in October 2004, will further spur Russian companies to seek capital in the United States in order to expand their operations. The offerings of these three companies - $322.7 million in the case of Mobile Telesystems, $207.1 million in the case of Wimm-Bill-Dann Foods, and $291.3 million in the case of Mechel Steel - are likely to be larger than offerings we expect our target clients to be making. In 2005, Russian companies participated in offerings on both the main market and Alternative Investment Market ("AIM") of the London Stock Exchange. In all, nine Russian companies performed offerings on the London Stock Exchange (six IPOs on the main market and three IPOs on AIM). We believe the growth of the Russian economy and the need for capital will result in other Russian companies that are desirous of growth seeking capital in foreign markets, including the United States.

SERVICES OFFERED

         We offer our clients the following services in planning to raise capital:

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

         We do not provide any legal or accounting advice to clients, which advice will be provided by attorneys, accountants, investment bankers or others who we either introduce or recommend to our clients. We believe fees for our services will include cash fees, shares, and warrants in client companies' common stock or a combination of those forms of consideration. The amount of cash, stock and warrants will vary depending on the type and scope of services required by the client and through negotiation with each client.

MARKETING STRATEGY

         We attract potential clients from various sources, through contacts that our chief executive officer and certain members of our advisory board have in Russia, contacts with various accounting and law firms located in Russia and through our Internet website located at www.iporussia.com to which prospective clients have access. We also intend to conduct selective advertising in business and trade newspapers and periodicals, and conduct and sponsor educational conferences. We also plan to register our website in Internet search engines, including Yahoo, Excite, AOL and other major search engines, so that clients and potential clients can find our website. Depending on the responses to our planned newspaper advertising and our website on the Internet, we may pursue other advertising media to increase our visibility to our prospective clients. We have not yet developed a plan for advertising on any other medium at this time.

         In light of our limited staff and resources and to properly develop our reputation, we are selective in accepting clients. We evaluate each potential client by analyzing its business and prospects for a public offering, or private placement or business combination. In our evaluations, we analyze, among other things, the potential client's financial position, the experience of its management, its products, services and concepts, its competitors, its stockholder base, its organization and its capitalization to determine whether a public offering or private placement or business combination is feasible or advisable for the potential client.

ADVISORY CONTRACTS

         We are party to approximately ten agreements to advise Russian clients, including banks, to assist in their efforts to raise additional capital. Each agreement generally provides for us to endeavor to introduce the client to one or more underwriting companies, stock brokerage companies or investors who may be interested in engaging in a financing arrangement or in a business combination with the client. Our clients have agreed to pay us a cash fee, upon closing of the transaction, of 3% to 10% of the consideration, as defined, paid in any of those type transactions that are consummated. The agreements provide for a 24-month term and we are entitled to receive our full fee even if a covered transaction is entered into up to two years after the expiration of the agreement with an investor we introduced to the client during the term of the agreement. We are in the process of obtaining, and updating, the business information about the clients in the English language for distribution to various third parties that may be interested in underwriting securities of the client. We have agreed to pay 1/10 to 2/7 of our fee to a stockholder who owns less than 5% of our common stock.

         Neither we nor any of our affiliates are affiliated with the companies with which we are parties to advisory contracts nor with any of their affiliates.

COMPETITION

         Our principal competitors are:

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

         Also, Russian and foreign investment bankers offer similar services for Russian companies interested in raising capital in Russia, including listing on Russia's two stock exchanges.

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

GOVERNMENT REGULATIONS

         The services being provided by us to clients in Russia, including introducing them to underwriters, investment bankers and other financing sources do not require us to obtain Russian governmental approvals or licenses, although we have registered as a company doing business in that country.

         We have formed IPOR Capital, LLC as a wholly-owned subsidiary that, in September 2005, became a registered broker-dealer with SEC and a member of the National Association of Securities Dealers ("NASD") and Securities Investor Protection Corporation ("SIPC"). We intend that our subsidiary, which is registered in New York, will also register in additional states in which we will be conducting a securities business. The NASD broker-dealer membership agreement permits us to solicit other broker dealers to manage or co-manage IPOs for Russian and other foreign companies, as a finder and/or consultant, and permits us to participate in private placements of securities to institutional and accredited investors for our clients in the United States. If our clients seek financing or a business combination in a market other than the United States, we may be required, depending upon the laws of that jurisdiction, to register with an appropriate governmental agency or self-regulatory agency.

EMPLOYEES

         On March 31, 2006, the Company had five employees, two of whom, including Vladimir F. Kuznetsov, our president and chief executive officer, are employed at the Company's Moscow office, and three of whom, including Leonard W. Suroff our executive vice president, secretary and treasurer, are employed at our Long Island, New York office. The Company has not experienced any work stoppage as a result of labor difficulties and believes it has satisfactory employee relations. The Company is not party to any collective bargaining agreements. See "Executive Compensation - Employment Agreements".

ITEM 2.  DESCRIPTION OF PROPERTIES

         We presently maintain our principal executive offices on Long Island, New York, at the residence of our executive vice president, secretary and treasurer, Leonard W. Suroff, from which we conduct operations, and for which we pay no rent and do not anticipate paying rent in the future. We may, in the future, depending upon our success, lease premises in the New York metropolitan area. We have an office in Moscow, Russia of approximately 753 square feet under a month-to-month lease, at a rental of $1,900 per month, and an office in St. Petersburg, Russia of approximately 344 square feet under a lease expiring in July, 2006, at a rental of $793 per month.

ITEM 3.  LEGAL PROCEEDINGS

         There is no pending or, to our knowledge, threatened litigation or administrative action against us or our officers and directors.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         Not Applicable.

                                     PART II

ITEM 5. MARKET FOR THE COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND SMALL BUSINESS ISSUER PURCHASES OF EQUITY SECURITIES

         The Company's common stock is quoted on the NASDAQ Over The Counter Bulletin Board under the symbol IPOR.OB. The following table reflects the high and low closing prices for the Company's common stock for the period from January 6, 2005, when trading commenced in the Company's common stock, through the end of our year ended December 31, 2005. These quotations are based on information supplied by market makers of the Company's common stock. These quotations reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not represent actual transactions:

                                                                                          LOW          HIGH

FISCAL YEAR ENDED DECEMBER 31, 2005:
    Quarter ended December 31, 2005                                                   $   0.17       $   0.40
    Quarter ended September 30, 2005                                                      0.35           0.90
    Quarter ended June 30, 2005                                                           0.60           1.02
    Quarter ended March 31, 2005 (commencing January 6, 2005)                             1.02           1.15

         As of March 31, 2006, there are approximately 105 holders of record of our common stock.

         To date, the Company has paid no cash dividends. For the foreseeable future, the Company intends to retain all earnings generated from operations for use in the Company's business.

         The Company did not issue any securities or repurchase any of its common stock during the fourth quarter of fiscal 2005.

ITEM 6.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

LIQUIDITY AND CAPITAL RESOURCES

         We remain in the development stage. Since our inception, we have been financed through private placements of an aggregate of 13,676,428 shares of our common stock to our officers, directors, advisors and their respective families and friends for an aggregate of $226,300 and a public offering of 700,000 shares of our common stock for approximately $440,000, net of underwriting commissions and expenses.

         In addition, on June 27, 2003, we borrowed $107,500 from a bank under a promissory note which bears interest at the rate of 5% per annum, which, as extended, is repayable on December 27, 2007. Repayment of the loan is supported by collateral pledged by five of our stockholders, including Messrs. Suroff and Bernstein.

         We cannot predict to what extent our liquidity and capital resources will be diminished prior to the implementation of our business plan or whether our capital will be further depleted by operating losses in carrying out our business plan.

         Prior to our receipt of sufficient operating revenues to self-sustain our operations, funding of our expenses will need to come from funds we may borrow or raise in sales of our equity securities and loans. There can be no assurance that we will be able to borrow monies or sell securities to raise funds or, if we are able to, the terms thereof or the amount of dilution that existing stockholders may sustain.

         See "Plan for 2006," below, for information concerning our presently contemplated expenditures during 2006.

OFF-BALANCE SHEET ARRANGEMENTS

         We have no off-balance sheet arrangements.

RESULTS OF OPERATIONS

         Year Ended December 31, 2005 Compared With Year Ended December 31,
2004.

         During the year ended December 31, 2005, we incurred a loss of $864,099 compared to $181,094 for the year ended December 31, 2004.

         To date, we have received no revenues, although we are a party to approximately ten financial advisory agreements with Russian clients. Each agreement provides that we will only receive compensation for our services upon our client's successful completion of a covered transaction.

         The primary reasons for our increased loss were a $103,548 increase in wages and salaries, as compensation to our executive vice president, secretary and treasurer commenced on December 14, 2004 pursuant to his employment agreement resulting in an increase of $93,040 over 2004 (although his salary of $100,732 was fully accrued for 2005, he received only $57,692 of that amount) and the salary of our president and chief executive officer increased on January 1, 2005 pursuant to the terms of his employment agreement resulting in an increase of $10,500 over 2004; the expenditure of $92,594 for marketing, advertising and related activities (we had no expenditures for these expenses in 2004); an increase in travel and entertainment expenses of $60,571 as we expanded our business solicitation activities with the completion of our public offering; an increase in office, administrative salaries, payroll taxes, and administrative expense of $140,279, primarily due to the inception of operations in Moscow and St. Petersburg, Russia, including the hiring of personnel in 2005 who received $70,652, and to reimburse officers and directors for expenses incurred; the incurrence of $63,737 for legal, accounting expenses (in 2004, legal and accounting costs related to our public offering and were capitalized); the incurrence of rent expense of $42,615 for the leasing of office space in Moscow and St. Petersburg, Russia; and $179,661 to amortize the expense related to our issuance of shares to a firm for consulting services related to the formation and regulatory compliance of our subsidiary which has become a registered broker-dealer, to a firm that provided a market research report on us and to two individuals to provide consulting services for our wholly owned broker-dealer subsidiary (we had no consulting expenditures in 2004).

         Year Ended December 31, 2004 Compared With Year Ended December 31, 2003

         During the year ended December 31, 2004, we incurred a loss of $181,094 compared to $36,372 for the year ended December 31, 2003.

         We received no revenues in 2004. The primary reasons for our increased loss were the salaries of our president and chief executive officer and of our executive vice president, secretary and treasurer, which commenced, pursuant to the terms of their employment agreements, on January 1, 2004 and December 14, 2004, respectively, as a result of which we incurred compensation expense of $77,692 during 2004; an increase of $5,512 over 2003 expenditures for travel and entertainment in soliciting clients; $10,000 in accounting fees incurred in reviewing our quarterly reports filed with SEC; and an increase of $2,663 in interest expense incurred on the $107,500 we borrowed in June 2003.

PLAN FOR 2006

         While we expect to generate some revenues during 2006, we do not expect our existing cash to be sufficient to execute our 2006 business plan. Prior to our receipt of sufficient operating revenues to self-sustain our operations, funding of our expenses will need to come from funds we may borrow or raise in sales of our equity securities and loans. There can be no assurance that we will be able to borrow monies or sell securities to raise funds or, if we are able to, the terms thereof or the amount of dilution that existing stockholders may sustain. The following discusses our anticipated uses of cash and plan of operations for 2006 assuming we can generate sufficient funds therefor.

         We have one office in Moscow at a monthly rental of $1,900 under a month-to-month lease, and one office in St. Petersburg, Russia at a monthly rental of $793, which lease terminates in July 2006. Our office in Moscow houses our president and chief executive officer, who is primarily responsible for soliciting clients in Russia. Our present office in New York, for which we pay no rent, houses our executive vice president, secretary and treasurer who is in charge of our administrative functions, as well as facilitating relationships with investment banking firms, law firms, accounting firms and other organizations needed to facilitate the raising of capital by our clients in the United States. We do not anticipate opening additional offices during 2006.

         In addition to our president and chief executive officer, we have hired one consultant to staff our St. Petersburg office. In addition, our Moscow office retains one independent contractor to perform bookkeeping services. Our cost for these two individuals for 2006 is estimated to be $40,000. Our officers are entitled to receive, pursuant to their employment agreements, annual salaries aggregating $208,425 in 2006.

         We presently have allocated $67,000 to our marketing budget during 2006 as follows:

              Travel related expenses to solicit                    $60,000
                 and perform services
               Participation at seminars and trade
                 conferences                                          5,000
              Website maintenance                                     2,000
                                                                  ---------
                                                                    $67,000

         Travel related expenses to solicit, and perform services for clients includes travel to and from, and internally within, Russia, lodgings and meals, including entertaining clients and prospective clients and broker-dealers who may be interested in underwriting our clients.

         We have determined to shift more of our marketing budget previously allocated to newspaper and periodical advertising to the participation at seminars and trade conferences since our recent experience indicates that conference participation may provide more immediate results. In that regard, we attended a conference held in March in the New York City metropolitan area which was designed for companies seeking financing.

         Our website maintenance cost will be approximately $2,000 and will support our Russian and United States offices.

            We have formed a subsidiary that became a member of the National Association of Securities Dealers, the Securities Investor Protection Corporation and registered as a broker-dealer with the SEC in September 2005. We also intend, to the extent required, to register our subsidiary in states in which it will be conducting a securities business. We expect that the cost of maintaining this subsidiary, preparation of filings, filing fees and the cost of obtaining a broker's blanket bond will be approximately $20,000 in 2006. The cost of broker-dealer regulatory compliance through August 2006 and the employment of two required statutory personnel through April 14, 2006 and October 14, 2006, respectively, was paid by our issuance of 100,000 shares of our common stock to each in 2005. On April 10, 2006, we extended, for six months to October 14, 2006, our agreement with one of the individuals to continue to provide statutorily required services to our wholly owned broker-dealer subsidiary in exchange for which the consultant received 350,000 shares of our common stock in the second quarter of 2006.

         We have budgeted $15,000 in 2006 for day-to-day legal services, including for participation in transactions in which we participate for our clients and compliance with the laws of the jurisdictions in which we will operate, although most of our legal functions will be conducted through Leonard
W. Suroff, our executive vice president, secretary and treasurer, who is an attorney admitted to practice in the State of New York. We have also budgeted $35,000 for accounting services and $20,000 for legal services in connection with our SEC reporting.

         The occurrence of unforeseen events or changed business conditions also could make it necessary or advisable to reallocate some of our budget.

CRITICAL ACCOUNTING POLICIES

         Our consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles. The preparation of these financial statements requires management to make estimates and judgments. The Company believes that the valuation of share-based payment compensation will be the most critical area where management's judgments, assumptions and estimates will most affect our reported results.

         We granted our first options on March 29, 2006 covering an aggregate of 1,500,000 shares of our common stock to each of our three directors, two of whom are officers and employees. Statement of Financial Accounting Standards No. 123(R) requires us to record the fair value of share-based compensation awards as an expense. In order to determine the fair value of stock options on the date of grant, we will expect to apply the Black-Scholes option-pricing model. Inherent in this model are assumptions related to expected stock-price volatility, option life, risk-free interest rate and dividend yield. While the risk-free interest rate and dividend yield are less subjective assumptions, typically based on factual data derived from public sources, the expected stock-price volatility and expected term assumptions require a greater level of judgment. We will estimate expected stock-price volatility based primarily on a simple average historical volatility of the underlying stock over a period equal to the expected term of the option, but will also consider whether other factors are present that indicate that exclusive reliance on historical volatility may not be a reliable indicator of expected volatility. With regard to our estimate of expected term, as adequate information with respect to historical share option exercise experience is not available, we will primarily consider the vesting term and original contractual term of the options granted.

RISK FACTORS

         An investment in our common stock is highly speculative and involves substantial risks. You should carefully consider the risks and uncertainties described below. If any of the following risks actually occur, our business, financial condition and results of operations could be materially and adversely affected, the value of our common stock could decline and you could lose all or part of your investment. The risks, uncertainties and other factors described in this Report are not the only ones we face. There may be additional risks, uncertainties and other factors that we do not currently consider material or that are not presently known to us.

         RISKS RELATING TO OUR BUSINESS

THE REPORT OF OUR REGISTERED PUBLIC ACCOUNTING FIRM INDICATES THAT THERE IS SUBSTANTIAL DOUBT ABOUT OUR ABILITY TO CONTINUE AS A GOING CONCERN.

         In connection with the audit report on our financial statements as at and for the year ended December 31, 2005, our registered public accountant firm expressed substantial doubt about our ability to continue as a going concern as a result of our recurring losses and need to obtain additional financing.

WE WILL REQUIRE ADDITIONAL FINANCING IN 2006 AND THERE IS NO ASSURANCE THAT WE WILL BE ABLE TO OBTAIN ADEQUATE FINANCING.

         While we expect to generate some revenues during 2006, we do not expect our existing cash to be sufficient to execute our 2006 business plan. Prior to our receipt of sufficient operating revenues to self-sustain our operations, funding of our expenses will need to come from funds we may borrow or raise in sales of our equity securities and loans. There can be no assurance that we will be able to borrow monies or sell securities to raise funds or, if we are able to, the terms thereof or the amount of dilution that existing stockholders may sustain.

WE HAVE A LIMITED OPERATING HISTORY AND, THEREFORE, THERE IS NO HISTORICAL BASIS TO JUDGE WHETHER OUR BUSINESS CAN BE SUCCESSFUL.

         Because we have only recently begun to market our services, it is difficult to predict when, if ever, we will generate revenues or produce an operating profit. Since our founding on April 1, 2002, we have been engaged in start up activities and meeting with prospective clients in Russia. Although we have entered into financial advisory agreements, we have not generated any revenues. Therefore, prospective investors do not have a historical basis from which to evaluate our performance.

WE DO NOT EXPECT TO GENERATE SIGNIFICANT REVENUES IN THE IMMEDIATE FUTURE AND, UNLESS WE DEVELOP CLIENTS WHO COMPLETE TRANSACTIONS, WE WILL NOT BE SUCCESSFUL.

         We do not believe that we will generate significant revenues in the immediate future and will not generate any meaningful revenues or profits unless we obtain contracts with a significant number of clients that result in their completing public or private offerings of their securities or strategic alliances. To do this, we will need to develop marketing and promotional channels to promote our services on a regular basis. Unless we generate a significant number of clients who complete public or private offerings or strategic alliances, we will not be successful.

UNLESS A SIGNIFICANT MARKET IN THE UNITED STATES, AND TO A LESSER EXTENT, ABROAD FOR SECURITIES OF COMPANIES WHOSE OPERATIONS ARE SOLELY OR PRIMARILY BASED IN RUSSIA DEVELOPS AND GROWS, WE WILL NOT BE SUCCESSFUL.

         We primarily target our services to companies whose operations are solely or primarily based in Russia. Our success will be dependent on a number of factors, including:

         o obtaining widespread acceptance and confidence in the United States and other western countries in investing in securities offered by companies based, or operating principally, in or from Russia;

         o        general economic conditions in Russia;

         o        economic stability and political developments in Russia;

         o changes in laws, currency controls and taxation, both in Russia and in the countries in which investors may reside that can affect the feasibility and relative benefits of our prospective clients' selling their securities and foreigners investing in securities of our clients; and

         o potential difficulties in our collecting our accounts receivable because of geographic distance and different legal rules.

IF UNITED STATES AND GLOBAL ECONOMICS AND THE PUBLIC OFFERING MARKET DO NOT IMPROVE, IT WILL BE DIFFICULT FOR OUR CLIENTS AND PROSPECTIVE CLIENTS TO RAISE FINANCING, WHICH, IN TURN, WILL ADVERSELY IMPACT OUR ABILITY TO GENERATE REVENUES.

         Because our prospective clients will operate in Russia and because substantially all of our revenues are expected to come from private placements and initial public offerings in the United States and potentially other countries, including England and Germany, we are vulnerable to weaknesses in the economies throughout the world. Additionally, weaknesses in the private placement or public offering markets, such as is being experienced at present, may make it difficult for companies to obtain public and private financing. These factors may impact our ability to generate revenues.

THE SARBANES-OXLEY ACT OF 2002 COULD MAKE OUR CLIENTS AND PROSPECTIVE CLIENTS UNWILLING TO ENTER THE UNITED STATES SECURITIES MARKETS AS A REPORTING COMPANY, WHICH WOULD ADVERSELY IMPACT OUR ABILITY TO GENERATE REVENUES.

         The Sarbanes-Oxley Act of 2002 was enacted on July 29, 2002 and the Securities and Exchange Commission has adopted the required implementation rules, many of which are effective and some of which will phase in. Most of the provisions in that act are applicable to foreign private issuers, which are our primary potential clients, as well as United States domestic issuers. That statute requires various certifications by principal executive and financial officers of public companies, companies to have and monitor financial and disclosure controls and companies to strengthen their governance provisions. Many of the requirements of the statute and rules are not customary for many foreign private issuers and some may be in conflict with the requirements of foreign laws. While we are aware of none that are in conflict with the laws of Russia, many of our potential clients may be unwilling to render the certifications required, implement the disclosure controls procedures required, or implement the governance procedures required by the Sarbanes-Oxley Act of 2002 and SEC rules.

COMPETITION THAT WE EXPECT TO FACE FROM INVESTMENT BANKING FIRMS AND OTHER PROFESSIONALS THAT PROVIDE SIMILAR SERVICES TO THE SERVICES WE PROVIDE AND WHO have more resources and experience than we do could adversely affect our ability to attract clients.

         A large number of investment banking, consulting, law and accounting firms offer similar services to those that we offer. Most of these firms, with which we will be competing, have greater resources in terms of people, money and experience than we do. If we cannot successfully compete with these firms, we will generate little or no revenue and profitability.

CERTAIN GOVERNMENT AND NASD RULES REQUIRE US TO REGISTER AND MAINTAIN A BROKER-DEALER, AND A FAILURE TO CONTINUE TO DO SO COULD RENDER US UNABLE TO INTRODUCE CLIENTS TO BROKER-DEALERS, THEREBY AFFECTING OUR ABILITY TO GENERATE REVENUES.

         We have formed a subsidiary that is registered as a broker-dealer in the United States. Our subsidiary may also be required to register in other jurisdictions. There is no assurance that we will be able to continue to maintain our subsidiary as a broker-dealer or remain in compliance with applicable regulations and this failure could have adverse consequences, including rendering contracts made as an unregistered broker-dealer subject to rescission, damages and enforcement action by the SEC. Also, we will remain liable under Section 15(a) of the Securities Exchange Act of 1934 if we engage in any broker-dealer activities notwithstanding the registration of our subsidiary as a broker-dealer.

IF OUR FEES ARE DEEMED UNDERWRITING COMPENSATION UNDER NASD RULES, OUR FEES WILL COUNT AGAINST THE MAXIMUM COMPENSATION UNDERWRITERS MAY CHARGE OUR CLIENTS AND, THEREFORE, UNDERWRITERS MAY BE RETICENT TO UNDERWRITE THE SECURITIES OF OUR CLIENTS.

         NASD rules limit the amount of compensation which companies may pay to the underwriters of a public offering. For purposes of determining the amount of underwriting compensation, amounts received by the underwriter and related persons for, among other things, financial consulting and advisory services and as finders' fees, are included. Financial consulting and advisory fees may be excluded from underwriting compensation upon a finding by the NASD that an ongoing relationship between the issuer and the underwriter and related persons has been established at least 12 months prior to the filing of the registration statement for the underwritten offering. NASD rules consider financial consultants and advisors and finders to be related persons. We plan to provide our clients with an array of services to help them plan to raise capital. One of the services we intend to provide is introducing our clients to broker-dealers who may act as underwriters to assist them in raising capital. Therefore, we may be considered a financial consultant and advisor and a finder, and the fees we receive from our clients may be counted against the maximum compensation which the underwriters of the offering may charge. This could impact the desire of NASD member firms to underwrite offerings by our clients or require us to voluntarily reduce the compensation we would otherwise be entitled to under our agreement with our client.

THE LOSS OF OUR CHIEF EXECUTIVE OFFICER COULD NEGATIVELY IMPACT OUR ABILITY TO DEVELOP AND RETAIN CLIENT RELATIONSHIPS.

         We are dependent on the services of Vladimir F. Kuznetsov, our president, chief executive officer and a director. Mr. Kuznetsov is one of our three officers and directors, is directing our activities in Russia and is presently the only person soliciting prospective clients on our behalf in Russia, in some instances based on referrals from a consultant. Mr. Kuznetsov is a full-time employee pursuant to an employment agreement with us. Our employment agreement with Mr. Kuznetsov contains covenants by Mr. Kuznetsov not to disclose our trade secrets or confidential information and not to compete against us for a period of two years after termination of his employment if his employment is terminated for cause. There can be no assurance that we will be able to maintain an action in Russia to enforce these covenants. If we have to replace Mr. Kuznetsov, we may not be able to replace him with an individual that has as many contacts in Russia as Mr. Kuznetsov has. Therefore, losing Mr. Kuznetsov's services would seriously harm our business. We do not maintain "key man" insurance on the life of Mr. Kuznetsov.

BECAUSE OUR PRESENT OFFICERS AND DIRECTORS HAVE ONLY LIMITED EXPERIENCE IN THE GOING PUBLIC PROCESS, WE MAY NEED TO ATTRACT, COMPENSATE AND RETAIN PERSONNEL WITH INVESTMENT BANKING EXPERIENCE IN ORDER TO BE COMPETITIVE.

         None of our officers or directors presently has any investment banking experience. Only Leonard W. Suroff, our executive vice president, secretary, treasurer and a director, as a result of serving as in-house counsel to publicly-held companies, has had experience in coordinating the hiring and functioning of counsel, accountants, underwriters and others to conduct public offerings. However, Mr. Suroff has had no experience in the capital raising function of foreign private issuers, such as our clients and prospective clients, and has had only limited business acquisition experience. Neither Vladimir F. Kuznetsov, our president, chief executive officer and a director, nor Richard Bernstein, a director, has had experience in arranging, or coordinating the efforts of companies in arranging for, professionals to conduct public offerings. Unless we can attract and retain financially sophisticated personnel with business analysis experience we will be at a competitive disadvantage in advising prospective clients. In order to hire this type of personnel, we will need to compensate them with cash salaries and perhaps bonuses and arrangements in which they obtain equity in us. To date we have not been able to afford to hire an individual with business analysis experience. Accordingly, there can be no assurance that we will be able to hire any business analysts.

ACCOUNTING RULES FOR STOCK-BASED COMPENSATION MAY ADVERSELY AFFECT OUR OPERATING RESULTS.

         In March 2006 we granted stock options to purchase an aggregate of 1,500,000 shares of our common stock to three directors, two of whom are officers and employees. In December 2004, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 123R, "Shared-based Payment," which requires us to measure compensation costs for all stock-based compensation, including stock options, at fair value and to recognize these costs as expenses in our statements of operations. The recognition of these expenses in our statements of operations, commencing with our first quarter of fiscal 2006, ended March 31, 2006, will have a negative effect on our earnings and earnings per share, which could negatively impact our future stock price.

WE WILL INCUR SIGNIFICANT COSTS IN IMPLEMENTING, AND THERE IS NO ASSURANCE THAT WE WILL BE ABLE TO IMPLEMENT IN A TIMELY MANNER, THE INTERNAL CONTROL PROCEDURES NECESSARY TO ALLOW OUR MANAGEMENT TO REPORT ON THE EFFECTIVENESS OF OUR INTERNAL CONTROLS AS REQUIRED BY THE SARBANES-OXLEY ACT OF 2002.

         Under Section 404 of the Sarbanes-Oxley Act of 2002, we may be required to furnish an internal control report of management's assessment of the effectiveness of our internal control over financial reporting, as part of our Annual Reports on Form 10-KSB. Our independent registered public accounting firm will then be required to attest to, and report on, our management's assessment. In order to issue our report, our management must document both the design of our internal controls and the testing processes that support management's evaluation and conclusion. Compliance with Section 404 by non-accelerated filers, such as us, has been pushed back by the Securities and Exchange Commission to years ending after July 15, 2007 and, therefore, as a non-accelerated filer, we do not have to comply with Section 404 until our year ended December 31, 2007. Other proposals have been made to exempt smaller companies, such as us, from Section 404 compliance. In addition, the Committee of Sponsoring Organizations of the Treadway Commission, known as COSO, on October 28, 2005, issued an exposure draft designed to assist small public companies in establishing a framework for assessing and reporting on the effectiveness of their internal control over financial reporting. It includes illustrative ways to design and implement effective internal controls in a cost saving manner. As a result, we have not begun the necessary processes and procedures to comply with Section 404. If we are required to comply with Section 404, there can be no assurance that we will be able to complete the work necessary for our management to issue its management report in a timely manner, that management will be able to report that our internal control over financial reporting is effective or that our independent registered public accounting firm will concur in our management's assessment. In addition, we will incur significant expenses to implement such procedures and controls, which will directly impact our results of operations.

         RISKS RELATED TO OUR STOCK

OUR COMMON STOCK IS CONSIDERED A "PENNY STOCK" WHICH MAY MAKE IT DIFFICULT FOR US TO MAINTAIN MARKET MAKERS FOR OUR SHARES, WHICH WOULD RESTRICT YOUR ABILITY TO SELL YOUR SHARES.

         The SEC has adopted a number of rules to regulate "penny stocks." A penny stock is generally defined to be any equity security not listed on Nasdaq or a national securities exchange that has a market price of less than $5.00 per share, subject to certain exceptions which, at least for a significant period of time, will not be applicable to our common stock. Our common stock is currently quoted on Nasdaq's Over-the-Counter Bulletin Board (the "OTCBB"). The OTCBB and the "pink sheets" do not constitute listings that would exclude issuers thereon from being considered penny stocks. Thus, our shares constitute a "penny stock," within the meaning of these rules. The rules impose special sales practice requirements upon broker-dealers that sell penny stocks to parties other than established customers or accredited investors. For transactions covered by these rules, the broker-dealer must make a special suitability determination for certain purchasers, make special lengthy disclosures in a form designated by the SEC, provide detailed written disclosure to buyers of current price quotations for our shares and of any sales commissions or other compensation payable to any broker or dealer or any other related person involved in the transaction, and receive the purchaser's written agreement to the transaction prior to the sale. These rules may limit the ability or willingness of broker-dealers to make a market in our shares and may limit the ability of our stockholders to sell in the secondary market through broker-dealers or otherwise. We also understand that many brokerage firms discourage their customers from trading in shares falling within the "penny stock" definition due to the added regulatory and disclosure burdens imposed by these rules. The rules may, therefore, affect the ability of owners of our shares to sell their shares in any market for our common stock.

PROVISIONS IN OUR CERTIFICATE OF INCORPORATION AND DELAWARE LAW MAY DETER TAKEOVER EFFORTS THAT YOU MAY FEEL WOULD BE BENEFICIAL TO STOCKHOLDER VALUE.

         Our certificate of incorporation allows us to issue preferred stock without any vote or action by our stockholders. The issuance of those shares could be used to dilute a potential hostile acquiror. While we have no present intention of issuing any preferred stock, this provision may have the effect of making it more difficult for a third party to acquire, or discourage a third party from attempting to acquire, control of us. Our ability to issue preferred stock also could limit the price that investors might be willing to pay in the future for shares of our common stock.

         Delaware law also imposes restrictions on mergers and other business combinations between us and any person who does not obtain the approval of our board of directors prior to becoming the owner of 15% or more of our outstanding common stock. While we believe these provisions provide for an opportunity to receive a higher bid by requiring potential acquirers to negotiate with our board of directors, these provisions apply even if the offer may be considered beneficial by some stockholders, and a takeover bid otherwise favored by a majority of our stockholders might be rejected by our board of directors.

A SMALL NUMBER OF STOCKHOLDERS OWN A LARGE PERCENTAGE OF OUR COMMON STOCK ENABLING THEM TO CONTROL OUR DECISIONS, AND THEY MAY VOTE THEIR SHARES IN A MANNER THAT MAY NOT ALWAYS BE IN THE INTEREST OF OUR PUBLIC STOCKHOLDERS.

         Our three executive officers and directors and two of their wives are our largest stockholders, owning approximately 32.0% of our presently outstanding common stock. The interests of our principal stockholders could conflict with the interests of our other stockholders. For example, they can control director elections and may not wish to elect independent directors. Also, they might not wish to accept an offer to purchase us that other stockholders might find attractive or, for what might then be personal reasons, they might wish to accept an offer that other stockholders might not find attractive. Until the time, if ever, that there is a significant decrease in the percentage of outstanding shares held by our principal stockholders and two of their wives, these stockholders will be able to determine, through their ability to vote as stockholders, the election of directors and the approval of significant transactions.

WE DO NOT INTEND TO PAY DIVIDENDS WHICH YOU MIGHT RECEIVE BY INVESTING IN OTHER SECURITIES AND OUR NOT PAYING DIVIDENDS COULD REDUCE THE ATTRACTIVENESS OF OUR SHARES TO INVESTORS THEREBY ADVERSELY AFFECTING THE PRICE OF OUR STOCK IN THE MARKET COMPARED TO DIVIDEND AND INTEREST BEARING SECURITIES.

         We intend to retain all of our earnings, if any, for use in our business and do not anticipate paying any cash dividends in the foreseeable future. If we do not pay dividends, it may adversely affect the market value for our shares. The payment of any future dividends will be at the discretion of our board of directors and will depend upon a number of factors, including our future earnings, if any, the success of our business activities, any regulatory capital requirements to which we or our broker-dealer subsidiary may become subject, our general financial condition and future prospects, general business conditions and such other factors as our board of directors may deem relevant. Legislation that reduced the tax rate on dividends has resulted in investors placing an increased value on dividend paying securities. Therefore, an investment in our shares may be inappropriate for you if you need dividend or interest income and may make our common stock less attractive to investors looking for dividends or interest as a return on their investment.

ITEM 7.  FINANCIAL STATEMENTS

                          INDEX TO FINANCIAL STATEMENTS

                                                                                                           Page

REPORT OF REGISTERED PUBLIC ACCOUNTING FIRM                                                                 18

FINANCIAL STATEMENTS

         Consolidated Balance Sheets as of December 31, 2005 and December 31, 2004                          19

         Consolidated Statements of Operations for the years ended December 31, 2005                        20
              and 2004 and for the  period April 1, 2002 (Inception) to December 31,
              2005

         Consolidated Statements of Stockholders' Equity for the years ended December                       21
              31, 2005 and 2004 and for the  period April 1, 2002 (Inception) to
              December 31, 2005

         Consolidated Statements of Cash Flows for the years ended December 31, 2005                        22
              and 2004 and for the  period April 1, 2002 (Inception) to December 31,
              2005

         Notes to Financial Statements                                                                   23-26

Aaron Stein
CERTIFIED PUBLIC ACCOUNT
                                                              981 ALLEN LANE
                                                               P.O. BOX 406
                                                            WOODMERE, NY 11598
                                                               516-569-0520

REPORT OF REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders'
IPORUSSIA, INC. and Subsidiary

         I have audited the accompanying consolidated balance sheets of IPORUSSIA, INC. and Subsidiary (a development stage company) as of December 31, 2005 and 2004 and the related consolidated statements of operations, changes in stockholders' equity and cash flows for the years then ended and for the period from April 1, 2002 (inception) to December 31, 2005. These financial statements are the responsibility of the Company's management. My responsibility is to express an opinion on these financial statements based on my audit.

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

         In my opinion, the financial statements referred to above present fairly, in all material respects, the financial position of IPORUSSIA, INC. and Subsidiary (a development stage company) as of December 31, 2005 and 2004 and the results of its operations and its cash flows for the years then ended and for the period from April 1, 2002 (inception) to December 31, 2005 in conformity with U.S. generally accepted accounting principles.

         The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the financial statements, the Company has suffered recurring losses from operations and needs to obtain additional financing, which raise substantial doubt about its ability to continue as a going concern at December 31, 2005. Management's plans in regard to these matters are also described in Note 1. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Aaron Stein CPA
Woodmere, New York
April 14, 2006

IPORUSSIA, INC. AND SUBSIDIARY
(A DEVELOPMENT STAGE COMPANY)
CONSOLIDATED BALANCE SHEETS

                                                                     December 31,      December 31,
                                                                          2005              2004
                                                                      -----------       -----------
ASSETS
CURRENT ASSETS
     Cash (including restricted cash of $ -0- and $11,000)            $    47,238       $   415,624
                                                                      -----------       -----------
         Total current assets                                              47,238           415,624
                                                                      -----------       -----------

FURNITURE, FIXTURES and EQUIPMENT,
     net of accumulated depreciation of $3,048 and $-0-                     6,816             6,464
                                                                      -----------       -----------

OTHER ASSETS
     Prepaid expenses                                                       5,557            25,000
     Deposit                                                                3,450                 -
                                                                                        -----------

         Total other assets                                                 9,007            25,000
                                                                      -----------       -----------
                                                                      $    63,061       $   447,088
                                                                      ===========       ===========

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
     Accounts payable                                                 $   108,321       $    27,905
     Payment for shares to be issued                                            -            11,000
     Bank note payable                                                          -           107,500
                                                                      -----------       -----------
         Total current liabilities                                        108,321           146,405

LONG-TERM DEBT
     Bank note payable                                                    107,500                 -
     Notes payable to officer and directors                                62,500                 -
                                                                      -----------       -----------
         Total liabilities                                                278,321           146,405

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY
     Preferred stock, $.0001 par value,
         1,000,000 shares authorized,
         no shares issued                                                       -                 -
     Common stock,  $0.0001 par value,
         100,000,000 shares authorized,
         14,836,428 and 14,279,000 shares issued and outstanding            1,484             1,428
     Additional paid-in-capital                                         1,055,710           571,638
     Unearned stock compensation                                         (135,972)                -
     Accumulated deficit                                               (1,136,482)         (272,383)
                                                                      -----------       -----------

         Total stockholders' equity                                      (215,260)          300,683
                                                                      -----------       -----------

                                                                      $    63,061       $   447,088
                                                                      ===========       ===========


                       SEE NOTES TO FINANCIAL STATEMENTS.

NEWYORK01 1105708v8 361963-000001

IPORUSSIA, INC. AND SUBSIDIARY

(A DEVELOPMENT STAGE COMPANY)

CONSOLIDATED STATEMENTS OF OPERATIONS


                                                    Year Ended
                                                    December 31,                April 1, 2002
                                          -------------------------------      (Inception) to
                                             2005                 2004        December 31, 2005
                                          ------------       ------------       ------------
REVENUE                                   $          -       $          -       $          -
                                          ------------       ------------       ------------

GENERAL AND ADMINISTRATIVE
    Organization costs                    $          -       $          -       $      2,351
    Accounting fees                             34,000             10,000             48,000
    Client development expenses                 66,306             24,559            147,044
    Officers' salaries                         181,240             77,692            258,932
    Other expenses                             576,868             63,773            666,690
    Interest expense                             5,685              5,373             13,768
                                          ------------       ------------       ------------

                                               864,099            181,397          1,136,785
                                          ------------       ------------       ------------

LOSS BEFORE OTHER INCOME                      (864,099)          (181,397)        (1,136,785)
                                          ============       ============       ============

OTHER INCOME

    Interest                                         -                303                303

NET LOSS                                  $   (864,099)      $   (181,094)      $ (1,136,482)
                                          ============       ============       ============

LOSS PER SHARE

    Basic and diluted loss per share      $     (0.059)      $     (0.013)      $     (0.078)
                                          ============       ============       ============

WEIGHTED AVERAGE NUMBER OF
  COMMON SHARES OUTSTANDING:

    Basic and diluted                       14,653,034         13,628,292         14,653,034
                                          ============       ============       ============


                       SEE NOTES TO FINANCIAL STATEMENTS.

IPORUSSIA, INC. AND SUBSIDIARY
(A DEVELOPMENT STAGE COMPANY)
CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY

                                                                                                    ACCUMULATED
                                                                                                      DEFICIT
                                                                      ADDITIONAL     UNEARNED       DURING THE
                                                                       PAID-IN         STOCK        DEVELOPMENT
                                         SHARES         AMOUNT         CAPITAL      COMPENSATION       STAGE            TOTAL
                                       ----------    -----------    -----------     -----------     -----------     -----------
Issuance of common stock-
     at par                             3,000,000    $     1,300   $          - $             -   $           -     $     1,300

Issuance of common stock-
     at $0.25 per share                   600,000             60        149,940               -               -         150,000

Net loss-April 1, 2002 (Inception)
     Through December 31, 2002                  -              -              -               -         (54,917)        (54,917)
                                       ----------    -----------    -----------     -----------     -----------     -----------
Balance December 31, 2002              13,600,000          1,360        149,940               -         (54,917)         96,383

Net loss - Year ended
     December 31, 2003                          -              -              -               -         (36,372)        (36,372)
                                       ----------    -----------    -----------     -----------     -----------     -----------
Balance - December 31, 2003            13,600,000          1,360        149,940               -         (91,289)         60,011

Issuance of common stock-
     at $1.00 per share                   679,000             68        678,932               -               -         679,000

Underwriter's warrants                          -              -             68               -               -              68

Offering costs                                  -              -       (257,302)              -               -        (257,302)

Net loss - Year ended
     December 31, 2004                          -              -              -               -        (181,094)       (181,094)
                                       ----------    -----------    -----------     -----------     -----------     -----------

Balance - December 31, 2004            14,279,000          1,428        571,638               -        (272,383)        300,683

Issuance of common stock-
     at $1.00 per share                    21,000              2         20,998               -               -          21,000

Offering costs                                  -              -         (4,375)              -               -          (4,375)

Underwriter's warrants                          -              -              2               -               -               2

Issuance of common stock-
     for services                         340,000             34        339,966        (340,000)              -               -

Issuance of common stock-
     at $1.00 per share                    50,000              5         49,995               -               -          50,000

Amortization of unearned

     stock compensation                         -              -              -         204,028               -         204,028

Issuance of common stock-
     for services                          75,000              8         52,493               -               -          52,501

Issuance of common stock-
     at $0.35 per share                    71,428              7         24,993               -               -          25,000

Net loss- Year ended

     December 31, 2005                          -              -              -               -        (864,099)       (864,099)
                                       ----------    -----------    -----------     -----------     -----------     -----------
Balance - December 31, 2005            14,836,428    $     1,484    $ 1,055,710     $  (135,972)    $(1,136,482)    $  (215,260)
                                       ==========    ===========    ===========     ===========     ===========     ===========


                       SEE NOTES TO FINANCIAL STATEMENTS.

IPORUSSIA, INC. AND SUBSIDIARY
(A DEVELOPMENT STAGE COMPANY)
CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                                      April 1, 2002
                                                              Year Ended              (Inception) to
                                                              December 31,             December 31,
                                                      -----------     -----------     -----------
                                                          2005            2004            2005
                                                      -----------     -----------     -----------
CASH FLOWS FROM OPERATING ACTIVITIES
   Net loss                                           $  (864,099)    $  (181,094)    $(1,136,482)
   Adjustments to reconcile net loss to net
    cash used by operating activities:
       Issuance of common stock for services               52,501               -          52,501
       Depreciation and amortization                        3,048               -           3,048
       Amortization of unearned stock compensation        204,028               -         204,028
       Changes in assets and liabilities:
         Decrease (increase) in prepaid expenses           19,443         (21,568)         (5,557)
         Increase in deposit                               (3,450)              -          (3,450)
         Increase in accounts payable                      80,416           5,238         108,321
         Decrease in payment for shares not issued        (11,000)         11,000               -
                                                      -----------     -----------     -----------
Net cash used for operating activities                   (519,113)       (186,424)       (777,591)
                                                      -----------     -----------     -----------
CASH FLOWS FROM INVESTING ACTIVITIES
     Purchase of furniture, fixtures and equipment         (3,400)         (6,464)         (9,864)
                                                      -----------     -----------     -----------
         Net cash used for investing activities            (3,400)         (6,464)         (9,864)
                                                      -----------     -----------     -----------
CASH FLOWS FROM FINANCING ACTIVITIES
     Gross proceeds from issuance of common stock          96,000         679,000         926,300
     Proceeds from long-term borrowings                         -               -         107,500
     Proceeds from underwriters' warrants                       2               -              70
     Notes payable from officer and directors              62,500               -          62,500
     Offering costs                                        (4,375)       (130,218)       (261,677)
                                                      -----------     -----------     -----------
         Net cash provided by financing activities        154,127         548,782         834,693
                                                      -----------     -----------     -----------
         NET (DECREASE) INCREASE IN CASH                 (368,386)        355,894          47,238
                                                      -----------     -----------     -----------

CASH AND CASH EQUIVALENTS, Beginning                      415,624          59,662               -

CASH AND CASH EQUIVALENTS, End                        $    47,238     $   415,556     $    47,238
                                                      ===========     ===========     ===========

     Interest                                         $     5,685     $     5,373     $    11,058
                                                      ===========     ===========     ===========

     Taxes                                                      -               -               -
                                                      ===========     ===========     ===========

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

GOING CONCERN CONSIDERATIONS

         The accompanying financial statements have been prepared assuming that we will continue as a going concern. We have no operating history nor any revenue or earnings from operations. Our continued existence is dependent upon our ability to obtain additional debt financing and equity capital until such time as we become profitable from operations. Our lack of financial resources and liquidity raises substantial doubt about our ability to continue as a going concern. The financial statements do not include any adjustment that might result from the outcome of this uncertainty.

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

         EQUIPMENT -- Equipment is stated at cost. Depreciation is computed on the straight line method over the estimated useful lives of the respective assets. Repairs and maintenance are expenses as incurred.

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

RECENT ACCOUNTING PRONOUNCEMENTS

         In December 2004, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 123 (Revised 2004), "Share-based payment" (SFAS 123(R)). SFAS 123(R) will require compensation costs related to share-based payment transactions to be recognized in our financial statements. With limited exceptions, the amount of compensation cost will be measured based on the grant-date fair value of the equity or liability instruments issued. In addition, liability awards will be re-measured each reporting period. Compensation cost will be recognized over the period that an employee provides service in exchange for the award. SFAS 123(R) replaces FASB 123, Accounting for Stock-Based Compensation and supersedes APB Opinion No. 25, Accounting for Stock Issued to Employees. This guidance is effective as of the first interim or annual reporting period beginning after December 15, 2005 for Small Business filers such as us. SFAS 123(R) will effect us beginning with our first quarter of 2006, ended March 31, 2006, since we granted options to purchase an aggregate of 1,500,000 shares of our common stock to three directors, two of whom are officers and employees.

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

         In August 2005, we entered into an agreement with an investor relations firm that was to report on us and provide updates for a term of one year, commencing on August 1, 2005 but was cancelable by either party at the end of any quarter. As compensation, we issued 75,000 shares of our common stock valued, for financial reporting purposes, at $52,501, as the first quarterly payment. We cancelled this agreement as of October 31, 2005, the end of the first quarter of the agreement.

NOTE 3 -- COMMITMENTS AND CONTINGENCIES

         We have entered into a five-year employment agreement, dated April 1, 2002, with our president, which provides for him to receive compensation of $70,000 per annum commencing January 1, 2004, increasing by no less than 15% over the prior year's compensation each January 1. Accordingly, on January 1, 2005, his compensation increased to $80,500 per annum and on January 1, 2006, his compensation increased to $92,575 per annum.

         We also entered into a five-year employment agreement, dated April 1, 2002, with our executive vice president and treasurer, which provides for him to receive, compensation of $100,000 per annum, commencing with the completion of our initial public offering on December 14, 2004, increasing by no less than 15% over the prior year's compensation each December 14. Accordingly, on December 14, 2005, his compensation increased to $115,000 per annum.

         We are a party to a month-to-month lease for our Moscow, Russia office at a monthly rental of $1,900.

         We terminated our existing office space lease, and entered into a short term eleven-month lease, for other office space in St. Petersburg, Russia commencing September 2005 at a monthly rental of $793.

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

NOTE 5 --  NOTES PAYABLE

         We are obligated under a note payable to a bank, which bears interest payable monthly at the rate of 5% per annum. This loan matured on December 27, 2005 but was extended to December 27, 2007. Repayment of the loan is supported by collateral pledged by five of our stockholders, including Leonard W. Suroff, our executive vice president and treasurer and a director, and Richard Bernstein, a director.

         We are also obligated under notes payable to Messrs. Suroff and Bernstein to pay an aggregate of $62,500 borrowed at various times from September through December 2005, which bear interest at the rate of 5% per annum, and which are payable eighteen months from the respective dates of the loans.

NOTE 6 -- SUBSEQUENT EVENTS

         In the first quarter of 2006, we borrowed $17,000 from Messrs. Suroff and Bernstein under a series of promissory notes which bear interest at the rate of 5% per annum and are repayable in eighteen months from the respective dates of issue.

         On March 29, 2006, we extended our employment agreement with our president and our executive vice president and treasurer for an additional three years from March 31, 2007 to March 31, 2010.

         On March 29, 2006, we granted options to purchase an aggregate of 1,500,000 shares of our common stock to Messrs. Kuznetsov, Suroff and Bernstein which are exercisable at $.20 per share until March 28, 2011. These options vest at the rate of 25% quarterly.

         On April 10, 2006, we extended, for six months to October 14, 2006, our agreement with an individual to continue to provide statutorily required services to our wholly owned broker-dealer subsidiary. The consultant will receive as compensation 350,000 shares of our common stock.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

         None.

ITEM 8A. CONTROLS AND PROCEDURES

         As of the end of the period covered by this Report, management of the Company, with the participation of the Company's president and principal executive officer and the Company's executive vice president and principal financial officer, evaluated the effectiveness of the Company's "disclosure controls and procedures," as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934. Based on that evaluation, these officers concluded that, as of December 31, 2005, the Company's disclosure controls and procedures were effective to provide reasonable assurance that information required to be disclosed in the Company's periodic filings under the Securities Exchange Act of 1934 is accumulated and communicated to the Company's management, including those officers, to allow timely decisions regarding required disclosure. It should be noted that a control system, no matter how well designed and operated, can provide only reasonable, not absolute, assurance that it will detect or uncover failures within our company to disclose material information otherwise required to be set forth in our periodic reports.

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

            Leonard W. Suroff             Executive Vice President, Treasurer,
                                          Secretary and Director

            Richard Bernstein             Director

         The following describes the employment background during the past five years of our executive officers and directors and the members of our advisory board:

         VLADIMIR F. KUZNETSOV - President & Chief Executive Officer and
Director

         Vladimir F. Kuznetsov, has been our president, chief executive officer and a director since our inception in April 2002. Mr. Kuznetsov did not devote a significant amount of time to our affairs until he became a full-time employee on January 1, 2004. See "Executive Compensation - Employment Agreements" for information concerning Mr. Kuznetsov's employment agreement with us. From February 1999 until December 31, 2003, Mr. Kuznetsov was managing director of the Moscow Office of Rascom Telecommunication Company, a company that provides telecommunications services. From November 1997 to February 1999, Mr. Kuznetsov was employed as Director for Marketing and Sales and Director for Business Development of Macomnet, a Russian-American joint venture that is a fiber-optic telecommunications carrier. Mr. Kuznetsov was engaged in restructuring Macomnet's marketing and sales force. From January 1997 to November 1997, Mr. Kuznetsov was employed as Technical Director of Telecommunications Systems for Altro GmbH. (Austria), a telecommunications and security systems distributor. From May 1996 to January 1997, Mr. Kuznetsov was a marketing and sales representative in Russia for Securacom, Inc., a United States based security systems distribution company. From September 1973 to 1994, Mr. Kuznetsov was an officer of the Armed Forces of the former USSR and the Russian Federation, rising to the rank of colonel attached to the General Staff of the Armed Forces. Mr. Kuznetsov graduated from LVOV Polytechnic Institute as an Electronics Systems Engineer and from Military Telecommunications Academy receiving a degree in Management of Telecommunications Systems. Vladimir F. Kuznetsov is 56 years of age.

         LEONARD W. SUROFF - Executive Vice President, Secretary, Treasurer and Director

         Leonard W. Suroff, has been our executive vice president, secretary, treasurer and a director since our inception in April 2002 and executive vice president since February 2003. Mr. Suroff devotes such business time as is necessary to our business to fulfill his duties as our executive vice president, secretary, treasurer and a director. See "Executive Compensation - Employment Agreements" for information concerning Mr. Suroff's employment agreement with us. Mr. Suroff has been corporate counsel to TII Network Technologies, Inc., a publicly traded company engaged in the manufacture of electronic products, for more than the past five years. From May 1990 until September 2002, Mr. Suroff also was Corporate Counsel to American Biogenetic Sciences, Inc., a publicly traded biotechnology company engaged in researching and developing diagnostic tests for cardiopulmonary conditions as well as treatments for neurological disorders. Mr. Suroff graduated from Polytechnic University in New York with a Bachelor of Science degree in Mechanical Engineering and from

         Brooklyn Law School. Mr. Suroff is admitted to practice before the United States Patent and Trademark Office as a registered Patent Attorney. Leonard W. Suroff is 69 years of age.

         RICHARD BERNSTEIN - Director

         Richard Bernstein has been a director since our inception in April 2002. Mr. Bernstein has managed his personal investments since January 1999. From April 1994 to December 1998, he was President and Chief Executive Officer and a director of NovoComm, Inc., a multimedia telecommunications firm, spending approximately fifty percent of his business time in Russia focusing on the emerging Russian and Ukranian telecommunications markets. Mr. Bernstein will devote only so much of his time to our affairs as is necessary to discharge his duties as a director. Richard Bernstein is 63 years of age.

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

         The advisory board as it is presently composed exists as follows:

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

         Gus Poulos has banking and investment finance experience. Mr. Poulos has managed his personal investments since July 2001. Prior thereto, from June 1993 to July 2001, Mr. Poulos was a partner in Omega Partners, Inc., a company providing financial advisory services. From June 1985 to December 1988, Mr. Poulos was president, and from July 1980 to June 1985, executive vice president and chief operating officer of Riverhead Savings Bank. For twenty years prior thereto, Mr. Poulos was senior vice president of Union Saving Bank. Mr. Poulos has a Bachelor of Arts degree in Accounting from Hofstra University.

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

SECTION 16(A) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

         Section 16(a) of the Securities Exchange Act requires our executive officers and directors, and persons who beneficially own more than 10% of the our common stock, to file initial reports of ownership, and reports of changes of ownership, of the our equity securities with the SEC and furnish copies of those reports to us. Based solely on a review of the copies of the reports furnished to us to date and written representations that no reports were required, we believe that all reports required to be filed by such persons with respect to our year ended December 31, 2005 were timely filed.

ITEM 10.  EXECUTIVE COMPENSATION

SUMMARY COMPENSATION TABLE

         The following table sets forth information concerning the compensation of Vladimir F. Kuznetsov, our chief executive officer, and of Leonard W. Suroff, our executive vice president, treasurer and secretary, for services in all capacities to us during 2004 and 2005, the only years in which they were compensated by us.

                                                        ANNUAL COMPENSATION (A)
                                                        -----------------------
NAME AND PRINCIPAL POSITION                             YEAR          SALARY
---------------------------                             ----          ------

Vladimir F. Kuznetsov,                                  2005         $80,500
President and Chief Executive Officer                   2004          70,000
                                                        2003               -
Leonard W. Suroff,                                      2005         100,732
Executive Vice President, Treasurer                     2004           7,692
  and Secretary                                         2003               -

         -----------------
         (a) Perquisites and other personal benefits in any year did not exceed 10% of the total annual salary of either executive officer in that year.


OPTIONS AND STOCK APPRECIATION RIGHTS

         No stock options or stock appreciation rights were granted to, and none are held by, any of our executive officers as of December 31, 2005. However, on March 29, 2006, we granted options to purchase an aggregate of 500,000 shares of our common stock to each of Messrs. Kuznetsov and Suroff, which are exercisable at $.20 per share until March 28, 2011. These options vest at the rate of 25% quarterly.

EMPLOYMENT AGREEMENTS

         We are a party to employment agreements with Vladimir F. Kuznetsov to serve as our president and chief executive officer and Leonard W. Suroff to serve as our executive vice president, secretary and treasurer. Mr. Kuznetsov's employment agreement became effective January 1, 2004, while Mr. Suroff's employment agreement became effective December 14, 2004, with the initial closing of our public offering. On March 29, 2006, we extended the term of these employment agreements so that each now expires on March 31, 2010 subject to earlier termination as discussed below.

         Mr. Kuznetsov's agreement provides for him to be our full-time employee at the offices in Moscow. Mr. Suroff's agreement provides for him to devote such business time as is necessary to our business. Mr. Suroff devotes, on average, approximately three business days per week to our affairs. The salaries of each of Messrs. Kuznetsov and Suroff are to increase at the end of each 12-month period after its effective date by an amount to be determined by our board of directors, but by not less than 15% over the previous year. Mr. Kuznetsov's salary, therefore, increased from $80,500 to $92,575 commencing January 1, 2006, and Mr. Suroff's salary, therefore, increased from $100,000 to $115,000 commencing December 14, 2005.

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

         Each agreement permits us to terminate the employment agreement and discharge the employee for cause, as defined in the agreement, or if the employee is disabled and unable to perform his normal duties for a period of four consecutive months or six months in the aggregate in any 12-month period.

         Each of Messrs. Kuznetsov and Suroff have agreed, among other things, not to disclose our trade secrets or confidential information about us or to compete against us for a period of two years after termination of his employment agreement, if his employment is terminated by us for cause. Each has also agreed not to influence our employees or customers in an attempt to divert their services or business from us for a period of two years after the later of termination of employment or the receipt of any compensation from us. There can be no assurance that we will be able to maintain an action in Russia to enforce these covenants against Mr. Kuznetsov, a Russian citizen residing in Moscow.

STOCK OPTIONS

         We have adopted a stock option plan to reward and provide incentives to our present and future employees, officers, non-employees, directors and consultants. Under the plan, we may grant options to purchase up to 3,000,000 shares of our common stock. The maximum number of shares that can be subject to an option granted to any person in any calendar year can not exceed 500,000 shares. Options may be either "incentive stock options" intended to qualify or favorable tax treatment under Section 422A of the Internal Revenue Code of 1986 for "non-qualified stock options." Options granted to non-employee directors and consultants can only be non-qualified stock options. The plan is administered by our board of directors or a committee of the board. Our board or its committee has the authority, subject to the express provisions of the plan, to determine the terms and conditions of each option, including to whom to grant options, the term, conditions to the exercise of options, vesting schedules and whether to accelerate the date of exercise of any option installment. Option exercise prices are to be determined by our board or its committee but must be at least 100% of the market value of our common stock on the date of grant or, in the case of an incentive stock option granted to an optionee who possesses more than 10% of the combined voting power of all classes of our stock, 110% of the market value of our common stock on the date of grant. Options can be granted for a term, established by the board or its committee, not exceeding ten years from the date of grant or, in the case of an incentive stock option granted to an optionee who possesses more than 10% of the combined voting power of all classes of our stock, five years from the date of grant. We granted no stock options through December 31, 2005. On March 29, 2006, we granted non-qualified stock options to purchase 500,000 shares of our common stock to each of Messrs. Kuznetsov, Suroff and Bernstein, which are exercisable at $.20 per share until March 28, 2011. These options vest at the rate of 25% quarterly.

DIRECTORS' COMPENSATION

         Our directors receive no cash compensation for their services as directors. Messrs. Kuznetsov and Suroff will, however, receive compensation for their services as employees pursuant to their employment agreements (see "--Employment Agreements", above). Mr. Bernstein does not receive cash compensation for any services for us. See "-- Stock Options" for information with respect to Options to purchase shares of our common stock granted to Messrs. Kuznetsov, Suroff and Bernstein on March 29, 2006. Members of the advisory board will receive $1,000 for each meeting they attend and travel and other expenses incurred in connection with attendance at each meeting.

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

         The following table sets forth certain information regarding the beneficial ownership of our common stock, as of March 31, 2006, by (i) each person, including any "group," as that term is used in Section 13(d)(3) of the Securities Act of 1934, who is known by us to own beneficially 5% or more of our common stock, (ii) each of our directors and (iii) all of our directors and executive officers as a group. Unless otherwise indicated, all persons listed below have sole voting power and investment power with respect to the shares owned by them.

                                                      AMOUNT AND NATURE OF                PERCENTAGE OF SHARES
   STOCKHOLDER                                      BENEFICIAL OWNERSHIP (1)               BENEFICIALLY OWNED
   ----------------------------------------- ---------------------------------------- -----------------------------
   Vladimir F. Kuznetsov                                 1,375,000(2)                                9.2%
      19/2 Bratislavskaya  Street
      Moscow, 109451
      Russian Federation

   Leonard W. Suroff
      12 Tompkins Avenue

      Jericho, NY 11753                                  1,575,000(2)(3)                            10.5%
   Richard Bernstein
      4 Dogwood Hill

      Brookville, NY 11545                               2,225,000(2)(4)                            14.9%
   All three executive officers and
      directors as a group                               5,175,000(3)(4)(5)                         34.6%
--------------------------

(1) Includes shares subject to stock options only to the extent exercisable on or within 60 days after March 31, 2006.

(2) Includes 125,000 shares subject to options held under the Company's stock option plan.

(3) Includes 725,000 shares owned by Mr. Suroff's wife, who has sole voting and dispositive power with respect to the shares owned by her and as to which Mr. Suroff disclaims beneficial ownership.

(4) Includes 1,075,000 shares owned by Mr. Bernstein's wife, who has sole voting and dispositive power with respect to the shares owned by her and as to which Mr. Bernstein disclaims beneficial ownership.

(5) Includes 375,000 shares subject to options held by executive officers and directors under the Company's stock option plan.

         The following table sets forth certain information, as at December 31, 2005, with respect to the Company's equity compensation plans:

                                     NUMBER OF SECURITIES
                                  TO BE ISSUED UPON EXERCISE                                      NUMBER OF SECURITIES
                                              OF                 WEIGHTED-AVERAGE EXERCISE        REMAINING AVAILABLE
                                     OUTSTANDING OPTIONS,          PRICE OF OUTSTANDING        FOR FUTURE ISSUANCE UNDER
PLAN CATEGORY                        WARRANTS AND RIGHTS       OPTIONS, WARRANTS AND RIGHTS    EQUITY COMPENSATION PLANS
-------------                        -------------------       ----------------------------    -------------------------
Equity compensation plans
approved by security holders                      0                          $--                          3,000,000(a)

Equity compensation plans not
approved by security holders                      0                           --                                  0
                                                  -                                                 ---------------
Total                                             0                           --                          3,000,000(a)


----------
         (a) Consists of 3,000,000 shares available for future grant under the Company's 2002 Stock Option Plan, which permits the grant of options to employees and directors of, and consultants to, the Company, which was approved by our stockholders prior to our initial public offering. On March 29, 2006, we granted options to purchase an aggregate of 1,500,000 shares of our common stock to Messrs. Kuznetsov, Suroff and Bernstein which are exercisable at $.20 per share until March 28, 2011 under our 2002 Stock Option Plan. These options vest at the rate of 25% quarterly.

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

3.3 Bylaws of IPORUSSIA, INC. Incorporated by reference to Exhibit 3.3 to the Company's Registration Statement on Form SB-2 (File No. 333-98247).

4.1(a) Amended and Restated Promissory Note dated December 21, 2003 issued by IPORUSSIA, INC. to Ellenville National Bank. Incorporated by reference to Exhibit 4.1 to the Company's Registration Statement on Form SB-2 (File No. 333-98247).

4.1(b)++ Form of Guaranty, Assignment of Certificate of Deposit, Hypothecation Agreement and Security Agreement, each dated June 27, 2003 from Leonard W. Suroff, Richard Bernstein, Cleveland Johnson, Jr., Gus Poulos and Jerome L. Rubin in favor of Ellenville National Bank, together with a schedule setting forth the details in which each such document entered into by each such person differed. Incorporated by reference to Exhibit 4.1(a) to the Company's Registration Statement on Form SB-2 (File No. 333-98247).

4.1(c)*++   Extension Agreement dated December 27, 2005 of Guaranty, Assignment of Certificate of Deposit, Hypothecation Agreement and Security
            Agreement, each dated June 27, 2003 from Leonard W. Suroff, Richard
            Bernstein, Cleveland Johnson, Jr., Gus Poulos and Jerome L. Rubin in favor of Ellenville National Bank.

4.2*        Form of Promissory Notes issued by IPORUSSIA, INC. to Leonard W.
            Suroff and Richard Bernstein, together with a schedule setting forth the details in which each such promissory note differed.

4.3         Form of Underwriter's Warrant. Incorporated by reference to Exhibit
            4.2 to the Company's Registration Statement on Form SB-2 (File No. 333-98247).

10.1(a)+ 2002 Stock Option Plan of IPORUSSIA, INC. Incorporated by reference to Exhibit 10.1 to the Company's Registration Statement on Form SB-2 (File No. 333-98247).

10.1(b)+ Forms of stock option contracts for the grant of stock options under the 2002 Stock Option Plan of IPORUSSIA, INC. Incorporated by reference to Exhibit 10.1(b) to the Company's Annual Report on Form 10-KSB for the year ended December 31, 2004. (File No. 000-51076).

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

10.2(f)+ Amendment No. 5 dated as of March 29, 2006, to the Employment Agreement by and between IPORUSSIA, INC. and Vladimir F. Kuznetsov. Incorporated by reference to the Company's Current Report on Form 8-K dated (dated of earliest event reported) March 29, 2006 (File No. 000-51076).

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

10.3(f)+ Amendment No. 5, dated as of March 29, 2006 to the Employment Agreement, by and between IPORUSSIA, INC. and Leonard W. Suroff. Incorporated by reference to the Company's Current Report on Form 8-K dated (date of earliest event reported) March 29, 2006 (File No. 000-51076).

21 Subsidiary of the Company. Incorporated by reference to Exhibit 21 to the Company's Annual Report on Form 10-KSB for the fiscal year ended December 31, 2004 (File No. 000-51076).

23*         Consent of Aaron Stein CPA.

31.1* Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2* Certification of Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1* Certification of Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.2* Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

-----------------------
* Filed herewith.
+ Management contract or compensatory plan or arrangement.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

            Audit Fees. The aggregate audit fees billed by Aaron Stein, CPA, for professional services rendered for the audit of our annual consolidated financial statements; for the reviews of the consolidated financial statements included in our quarterly reports on Form 10-QSB in 2005 and in 2004 and the registration statement for our public offering of common stock that initially closed in 2004; and for a comfort letter issued in connection with the closing of our public offering aggregated $34,000 for 2005 and $25,000 for 2004.

            Tax Fees. The aggregate fees billed by Aaron Stein, CPA, for professional services rendered for tax compliance, tax advice and tax planning were $1,400 for 2004.

            No audit-related or other services were provided by Aaron Stein, CPA, in either 2005 or 2004.

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                    IPORUSSIA, INC.

April 14, 2006                      By:  /s/ Vladimir F. Kuznetsov
                                         ---------------------------------------
                                              Vladimir F. Kuznetsov
                                              President
                                              (Principal Executive Officer)

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

Signature                                   Capacity                                         Date
---------                                   --------                                         ----
/s/ Vladimir F. Kuznetsov                   President, Executive Officer                     April 14, 2006
-------------------------                   (principal executive officer)
Vladimir F. Kuznetsov                       and Director


/s/ Leonard W. Suroff                       Treasurer (principal financial officer)          April 14, 2006
---------------------                       and Director
Leonard W. Suroff

/s/ Richard Bernstein
---------------------
Richard Bernstein                           Director                                         April 14, 2006

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

3.3 Bylaws of IPORUSSIA, INC. Incorporated by reference to Exhibit 3.3 to the Company's Registration Statement on Form SB-2 (File No. 333-98247).

4.1(a) Amended and Restated Promissory Note dated December 21, 2003 issued by IPORUSSIA, INC. to Ellenville National Bank. Incorporated by reference to Exhibit 4.1 to the Company's Registration Statement on Form SB-2 (File No. 333-98247).

4.1(b) Form of Guaranty, Assignment of Certificate of Deposit, Hypothecation Agreement and Security Agreement, each dated June 27, 2003 from Leonard W. Suroff, Richard Bernstein, Cleveland Johnson, Jr., Gus Poulos and Jerome L. Rubin in favor of Ellenville National Bank, together with a schedule setting forth the details in which each such document entered into by each such person differed. Incorporated by reference to Exhibit 4.1(a) to the Company's Registration Statement on Form SB-2 (File No. 333-98247).

4.1(c)* Extension Agreement dated December 27, 2005 of Guaranty, Assignment of Certificate of Deposit, Hypothecation Agreement and Security Agreement, each dated June 27, 2003 from Leonard W. Suroff, Richard Bernstein, Cleveland Johnson, Jr., Gus Poulos and Jerome L. Rubin in favor of Ellenville National Bank.

4.2*        Form of Promissory Notes issued by IPORUSSIA, INC. to Leonard W.
            Suroff and Richard Bernstein, together with a schedule setting forth the details in which each such promissory note differed.

4.3         Form of Underwriter's Warrant. Incorporated by reference to Exhibit
            4.2 to the Company's Registration Statement on Form SB-2 (File No. 333-98247).

10.1(a)+ 2002 Stock Option Plan of IPORUSSIA, INC. Incorporated by reference to Exhibit 10.1 to the Company's Registration Statement on Form SB-2 (File No. 333-98247).

10.1(b)+ Forms of stock option contracts for the grant of stock options under the 2002 Stock Option Plan of IPORUSSIA, INC. Incorporated by reference to Exhibit 10.1(b) to the Company's Annual Report on Form 10-KSB for the year ended December 31, 2004. (File No. 000-51076).

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

10.2(f)+ Amendment No. 5 dated as of March 29, 2006, to the Employment Agreement by and between IPORUSSIA, INC. and Vladimir F. Kuznetsov. Incorporated by reference to the Company's Current Report on Form 8-K dated (dated of earliest event reported) March 29, 2006 (File No. 000-51076).

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

10.3(f)+ Amendment No. 5, dated as of March 29, 2006 to the Employment Agreement, by and between IPORUSSIA, INC. and Leonard W. Suroff. Incorporated by reference to the Company's Current Report on Form 8-K dated (date of earliest event reported) March 29, 2006 (File No. 000-51076).

21 Subsidiary of the Company. Incorporated by reference to Exhibit 21 to the Company's Annual Report on Form 10-KSB for the fiscal year ended December 31, 2004 (File No. 000-51076).

23*         Consent of Aaron Stein CPA.

31.1* Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2* Certification of Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1* Certification of Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.2* Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

-----------------------
* Filed herewith.
+ Management contract or compensatory plan or arrangement.