Form 10QSB
period 2006-03-31
IPORUSSIA INC
filed 2006-05-19
CIK 1179090

SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-QSB

QUARTERLY REPORT UNDER SECTION 13 OR 15(d)OF THE SECURITIES AND EXCHANGE ACT OF 1934 For the quarterly period ended March 31, 2006

TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the transition period from __________ to ____________

Commission File Number: 000-51076

IPORUSSIA, INC

(Exact Name of Small Business Issuer as Specified in Its Charter)

DELAWARE	38-3649127
(State or other jurisdiction of	(IRS Employer Identification No.)
incorporation or organization)

12 Tompkins Avenue, Jericho, New York 11753
(Address of Principal Executive Offices)

(516) 937-6600
 (Issuer’s Telephone Number, Including Area Code)

Not Applicable
(Former Name, Former Address and Former Fiscal Year,
if Changed Since Last Report)

        Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes    No

        Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act.):  Yes  No

        State the number of shares outstanding of each of the issuer's classes of common equity as of the latest practicable date: Common Stock, $.0001 par value per share – 15,960,621 shares outstanding as of May 15, 2006

        Transitional Small Business Disclosure Format:  Yes      No

IPORUSSIA, INC. AND SUBSIDIARY
(A Development Stage Company)

IPORUSSIA, INC. AND SUBSIDIARY
(A Development Stage Company)
CONSOLIDATED BALANCE SHEETS

	March 31, 2006	December 31, 2005
ASSETS	(Unaudited)
CURRENT ASSETS
Cash (including restricted cash of $-0- and $11,000)	$32,255	$47,238

Total current assets	32,255	47,238

FURNITURE, FIXTURES and EQUIPMENT,
net of accumulated depreciation of $3,048 and $-0-	7,677	6,816

OTHER ASSETS
Prepaid expenses	2,736	5,557
Deposit	3,450	3,450

Total other assets	6,186	9,007

	$46,118	$63,061

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES
Accounts payable	$201,220	$108,321

Total current liabilities	201,220	108,321
LONG-TERM DEBT
Bank note payable	107,500	107,500
Notes payable to officer and directors	79,500	62,500

Total liabilities	388,220	278,321
COMMITMENTS AND CONTINGENCIES
STOCKHOLDERS' EQUITY
Preferred stock, $.0001 par value,
1,000,000 shares authorized,
no shares issued	-	-
Common stock, $0.0001 par value,
100,000,000 shares authorized,
14,836,428 and 14,836,428 shares issued and outstanding	1,484	1,484
Additional paid-in-capital	1,056,622	1,055,710
Unearned stock compensation	(78,472)	(135,972)
Accumulated deficit	(1,321,736)	(1,136,482)

Total stockholders' equity	(342,102)	(215,260)

	$46,188	$63,061

See notes to financial statements

IPORUSSIA, INC. AND SUBSIDIARY
(A Development Stage Company)
CONSOLIDATED STATEMENTS OF OPERATIONS

	Three Months Ended March 31,		April 1, 2002 (Inception) to
	2006	2005	March 31, 2006
	(Unaudited)	(Unaudited)	(Unaudited)
REVENUE	-	-	$-

GENERAL AND ADMINISTRATIVE
Organization costs	-	-	$2,351
Accounting fees	5,250	15,000	53,250
Client development expenses	4,867	24,207	151,911
Officers' salaries	51,895	43,202	310,827
Other expenses	121,093	97,718	787,783
Interest expense	2,149	1,325	15,917

	185,254	181,452	1,322,039

LOSS BEFORE OTHER INCOME	(185,254)	(181,452)	(1,322,039)

OTHER INCOME
Interest	-	-	303

NET LOSS	$(185,254)	$(181,452)	$(1,321,736)

LOSS PER SHARE
Basic and diluted loss per share	$(0.012)	$(0.013)	$(0.089)

WEIGHTED AVERAGE NUMBER OF
COMMON SHARES OUTSTANDING:
Basic and diluted	14,836,428	14,302,333	14,836,428

See notes to financial statements

IPORUSSIA, INC. AND SUBSIDIARY
(A Development Stage Company)
CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY

	Shares	Amount	Additional Paid-In Capital	Unearned Stock Compensation	Accumulated Deficit During the Development Stage	Total
Issuance of common stock-
at par	3,000,000	$1,300	$-	$-	$-	$1,300
Issuance of common stock-
at $0.25 per share	600,000	60	149,940	-	-	150,000
Net loss-April 1, 2002 (Inception)
Through December 31, 2002	-	-	-	-	(54,917)	(54,917)

Balance December 31, 2002	13,600,000	1,360	149,940	-	(54,917)	96,383
Net loss - Year ended
December 31, 2003	-	-	-	-	(36,372)	(36,372)

Balance - December 31, 2003	13,600,000	1,360	149,940	-	(91,289)	60,011
Issuance of common stock-
at $1.00 per share	679,000	68	678,932	-	-	679,000
Underwriter's warrants	-	-	68	-	-	68
Offering costs	-	-	(257,302)	-	-	(257,302)
Net loss - Year ended
December 31, 2004	-	-	-	-	(181,094)	(181,094)

Balance - December 31, 2004	14,279,000	1,428	571,638	-	(272,383)	300,683
Issuance of common stock-
at $1.00 per share	21,000	2	20,998	-	-	21,000
Offering costs	-	-	(4,375)	-	-	(4,375)
Underwriter's warrants	-	-	2	-	-	2
Issuance of common stock-
for services	340,000	34	339,966	(340,000)	-	-
Issuance of common stock-
at $1.00 per share	50,000	5	49,995	-	-	50,000
Amortization of unearned
stock compensation	-	-	-	204,028	-	204,028
Issuance of common stock-
for services	75,000	8	52,493	-	-	52,501
Issuance of common stock-
at $0.35 per share	71,428	7	24,993	-	-	25,000
Net loss- Year ended
December 31, 2005	-	-	-	-	(864,099)	(864,099)

Balance - December 31, 2005	14,836,428	1,484	1,055,710	(135,972)	(1,136482)	(215,260)
Amortization of unearned stock
compensation	-	-	-	57,500	-	57,500
Stock-based compensation	-	-	912	-	-	912
Net loss - Three Months ended
March 31, 2006 (Unaudited)	-	-	-	-	(185,254)	(185,254)

Balance - March 31, 2006	14,836,428	$1,484	$1,056,622	$78,472	$(1,321,736)	$(342,102)

See notes to financial statements.

IPORUSSIA, INC. AND SUBSIDIARY
(A Development Stage Company)
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Three Months Ended March 31,		April 1, 2002 (Inception) to March 31,
	2006	2005	2006
	(Unaudited)	(Unaudited)	(Unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(185,254)	$(181,452)	$(1,321,736)
Adjustments to reconcile net loss to net
cash used by operating activities:
Issuance of common stock for services	-	140,000	52,501
Depreciation and amortization	883	621	3,931
Amortization of unearned stock compensation	57,500	272	261,528
Stock-based compensation expense	912	-	912
Changes in assets and liabilities:
Decrease (increase) in prepaid expenses	2,821	(115,358)	(2,736)
Increase in deposit	-	(3,450)	(3,450)
Increase (decrease) in accounts payable	92,899	(3)	201,220
Decrease in payment for shares not issued	-	(11,000)	-

Net cash used for operating activities	(30,239)	(170,370)	(807,830)

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of furniture, fixtures and equipment	(1,744)	(2,693)	(11,608)
Increase in organization costs of subsidiary	-	(5,358)	-

Net cash used for investing activities	(1,744)	(8,051)	(11,608)

CASH FLOWS FROM FINANCING ACTIVITIES
Gross proceeds from issuance of common stock	-	21,000	926,300
Proceeds from long-term borrowings	-	-	107,500
Proceeds from underwriters' warrants	-	2	70
Notes payable from officer and directors	17,000	-	79,500
Offering costs	-	(4,375)	(261,677)

Net cash provided by financing activities	17,000	16,627	851,693

NET (DECREASE) INCREASE IN CASH	(14,983)	(161,794)	32,255

CASH AND CASH EQUIVALENTS, Beginning	47,238	415,624	-

CASH AND CASH EQUIVALENTS, End	$32,255	$35,051	$32,255

Interest	$2,149	$1,323	$13,207

Taxes	-	-	-

See notes to financial statements

NOTE 1 – General, Organization, Business and Significant Accounting Policies

General

The accompanying unaudited financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial statements and the instructions to Form 10-QSB related to interim period financial statements. Accordingly, these financial statements do not include certain information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. However, the accompanying unaudited financial statements contain all adjustments (consisting only of normal recurring accruals) which, in the opinion of management, are necessary in order to make the financial statements not misleading. The results of operations for interim periods are not necessarily indicative of the results to be expected for the full year. For further information, refer to our financial statements and the footnotes thereto contained in our Annual Report on Form 10-KSB for the year ended December 31, 2005. The March 31, 2006 balance sheet contained herein was derived from the audited financial statements for the year ended December 31, 2005 included in our Annual Report on Form 10-KSB for the year ended December 31, 2005.

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

On February 8, 2005, we formed IPOR Capital, LLC as a wholly owned subsidiary under the laws of the State of Delaware. On September 2, 2005, IPOR Capital, LLC was admitted as a member of the NASD. IPOR Capital’s NASD broker-dealer membership agreement permits it to solicit other broker dealers to manage or co-manage IPOs for Russian and other foreign companies, as a finder and/or consultant. In addition, IPOR Capital may participate in private placements of securities to institutional and accredited investors.

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

Significant Accounting Policies

Use of Estimates in Financial Statements —Management uses estimates and assumptions in preparing financial statements in accordance with generally accepted accounting principles. Those estimates and assumptions affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities, and the reported revenues and expenses. Actual results could vary from the estimates that were used.

Revenue Recognitions —We will recognize revenue based upon the successful closing of a financing arrangement or other financial advisory services as enumerated in our financial advisory agreements with our clients.

Cash — For purposes of these statements, we consider all highly liquid investments with original maturities of three months or less and which are not subject to withdrawal restrictions or penalties, as cash and equivalents in the accompanying balance sheet.

Equipment —Equipment is stated at cost. Depreciation is computed on the straight line method over the estimated useful lives of the respective assets. Repairs and maintenance are expenses as incurred.

Deferred Offering Costs — In December 2004 and January 2005, we completed a public offering of our common stock, in which we sold 679,000 and 21,000 (subscriptions for 11,000 of which were received prior to the end of 2004) shares, respectively. The charging of costs of $257,302 incurred prior to the initial closing in December 2004 was deferred pending completion of the offering, at which time these costs were charged against the proceeds included in additional paid-in capital.

Recent Accounting Pronouncements

In December 2004, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 123 (Revised 2004), “Share-Based Payment” (“SFAS 123(R)”). SFAS 123(R) requires compensation costs related to share-based payment transactions to be recognized in our financial statements. With limited exceptions, the amount of compensation cost is measured based on the grant-date fair value of the equity or liability instruments issued. In addition, liability awards are re-measured each reporting period. Compensation cost is recognized over the period that an employee provides service in exchange for the award. SFAS 123(R) replaces FASB 123, “Accounting for Stock-Based Compensation,” and supersedes APB Opinion No. 25, “Accounting for Stock Issued to Employees.” This guidance is effective as of the first interim or annual reporting period beginning after December 15, 2005 for Small Business filers which, in our case, was the quarter ended March 31, 2006.

NOTE 2 – Stockholders’ Equity

Public Offering

On December 14, 2004, the first of two closings took place of our public offering, at which time we sold 679,000 shares for an aggregate of $679,000. The second closing took place on January 12, 2005, at which time we sold 21,000 shares of our common stock for an aggregate of $21,000. For its services, the underwriter (a) received a commission and expense allowance of 10% and 3%, respectively, of the public offering price of the shares, and (b) purchased from us, for a purchase price of $.0001 per share subject thereto, warrants to purchase one share of our common stock for each ten shares sold in the public offering, or an aggregate of 70,000 shares of our common stock. The warrants are exercisable at a price of $1.32 per share for a period of four years commencing December 14, 2005.

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

NOTE 3 – Commitments and Contingencies

We have entered into a five-year employment agreement, dated April 1, 2002, with our president, which provides for him to receive compensation of $70,000 per annum commencing January 1, 2004, increasing by no less than 15% over the prior year’s compensation each January 1. Accordingly, on January 1, 2005, his compensation increased to $80,500 per annum and on January 1, 2006, his compensation increased to $92,575 per annum.

We also entered into a five-year employment agreement, dated April 1, 2002, with our executive vice president and treasurer, which provides for him to receive, compensation of $100,000 per annum, commencing with the completion of our initial public offering on December 14, 2004, increasing by no less than 15% over the prior year’s compensation each December 14. Accordingly, on December 14, 2005, his compensation increased to $115,000 per annum.

On March 29, 2006, we extended our employment agreements with our president and our executive vice president and treasurer for an additional three years from March 31, 2007 to March 31, 2010.

We are a party to a month-to-month lease for our Moscow, Russia office at a monthly rental of $1,900.

We terminated our existing office space lease, and entered into a short term eleven-month lease, for other office space in St. Petersburg, Russia commencing September 2005 at a monthly rental of $793.

NOTE 4 – Stock Options

We have adopted a stock option plan to reward and provide incentives to our present and future employees, officers, directors and consultants. Under the plan, we may grant options to purchase up to 3,000,000 shares of our common stock. Options may be either “incentive stock options” intended to qualify for favorable tax treatment under Section 422A of the Internal Revenue Code of 1986 or “nonqualified stock options.” Options granted to non-employee directors and consultants can only be non-qualified stock options. The option exercise prices are to be determined by our board or a committee of our board but must be at least 100% (110% in certain cases) of the market value of our common stock on the date of grant. Options can be granted for a term, established by the board or the committee, not exceeding 10 years (5 years in certain cases) from the date of grant.

On March 29, 2006, we granted options to purchase an aggregate of 1,500,000 shares of our common stock to Messrs. Kuznetsov, Suroff and Bernstein which are exercisable at $.20 per share until March 28, 2011. These options vest at the rate of 25% quarterly.

On January 1, 2006, we adopted the fair value recognition provisions of Statement of Financial Accounting Standards (SFAS) No. 123(R), “Share-Based Payment,” using the modified prospective method. Consequently, for the three months ended March 31, 2006, our results of operations reflected compensation expense for new stock options granted and vested under our stock option plan during the first three months of fiscal year 2006. The amount recognized in the financial statements related to stock-based compensation was $912 for the three months ended March 31, 2006. As of March 31, 2006, the total unrecognized compensation cost related to non-vested awards was $125,382 and the period over which the unrecognized compensation cost is expected to be recognized is the next nine months.

The fair value of each option granted is estimated on the date of grant using the Black-Scholes option-pricing method. The Company uses historical data to estimate the expected price volatility, the expected option life and the expected forfeiture rate. The risk-free is based on the U.S. Treasury yield curve in effect at the time of grant for the estimated life of the option. The Company has not made any dividend payments nor does it have plans to pay dividends in the foreseeable future. The following assumptions were used to estimate the fair value of options granted during the three months ended March 31, 2006 using the Black-Scholes option-pricing model:

March 31, 2006
Risk free interest rate	4.81%
Expected term (years)	5.0
Expected volatility	91.022%
Expected dividend yield	---

A summary of the option activity for the three months ended March 31, 2006 is as follows:

	Number of Shares	Weighted Average Exercise Price
Options outstanding at January 1, 2006	--	$ --
Granted	1,500,000.20

Options outstanding at March 31, 2006	1,500,000.20

Options exercisable at March 31, 2006	375,000.20

NOTE 5 – Net Loss Per Share

Earnings per share (“EPS”) has been calculated in accordance with SFAS No. 128, which requires the presentation of both basic net income per share and net income per common share assuming dilution. Basic earnings per share is computed by dividing income available to common stockholders by the weighted average number of shares outstanding for the year. Diluted earnings per share reflects the potential dilution that could occur upon the exercise of common stock options resulting in the issuance of common stock to stockholders who would then share in the earnings of the Company. SFAS No. 128 precludes the inclusion of any potential common shares in the computation of any diluted per-share amounts when a loss from continuing operations exists.

NOTE 6 – Notes Payable

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

We are also obligated under notes payable to Messrs. Suroff and Bernstein to pay an aggregate of $17,000 borrowed at various times from January through March 2006, which bear interest at the rate of 5% per annum, and which are payable eighteen months from the respective dates of the loans.

NOTE 7 – Provision for Income Taxes

The Company provides for income taxes under Statement of Financial Accounting Standards No. 109, “Accounting for Income Taxes.” SFAS No. 109 requires the use of an asset and liability approach in accounting for income taxes. Deferred tax assets and liabilities are recorded based on the differences between the financial statement and tax bases of assets and liabilities and the tax rates in effect when these differences are expected to reverse.

SFAS No. 109 requires the reduction of deferred tax assets by a valuation allowance if, based on the weight of available evidence, it is more likely than not that some or all of the deferred tax assets will not be realized. In the Company’s opinion, it is uncertain whether they will generate sufficient taxable income in the future to fully utilize the net deferred tax asset. Accordingly, a valuation allowance equal to the deferred tax asset has been recorded. The total deferred tax asset is $319, which is calculated using a blended federal and state (New York) tax rate of 35%.

The Federal net operating loss carryforward (“NOL”) is due to expire 20 years from the date of its creation. The NOL for 2002, 2003, 2004 and 2005 are approximately $54,917, $36,371, $181,094 and $864,099, respectively, and the years of expiration are 2022, 2023, 2024 and 2025, respectively, if it is not utilized.

NOTE 8 – Subsequent Events

In the second quarter of 2006, we borrowed $19,950 from Messrs. Suroff and Bernstein under a series of promissory notes which bear interest at the rate of 5% per annum and are repayable in eighteen months from the respective dates of issue.

In April 2006, we entered into an agreement to extend a consulting agreement with an individual who is providing consulting services to our wholly owned subsidiary, IPOR Capital, LLC, for a term of six months, commencing on April 15, 2006. As compensation, we issued 350,000 shares of our common stock valued, for financial reporting purposes, at $70,000.

On May 1, 2006, we entered into an agreement with a technology transfer firm that is providing us with technology acquisition opportunities for a term of one year, commencing on May 1, 2006 but is cancelable by either party at the end of any month. As compensation, we issued 774,193 shares of our common stock valued, for financial reporting purposes, at $120,000. The shares vest at the rate of 64,516 shares per month and, if the agreement is terminated, any unvested shares are to be returned to the Company.

Item 2: Management’s Discussion and Analysis or Plan of Operations

General

We remain in the development stage. Our Annual Report on Form 10-KSB for the year ended December 31, 2005 discusses our business plan for 2006. On February 8, 2005, we formed IPOR Capital, LLC as a wholly owned subsidiary under the laws of the State of Delaware. On September 2, 2005, IPOR Capital, LLC was admitted as a member of the NASD. IPOR Capital’s NASD broker-dealer membership agreement permits it to solicit other broker dealers to manage or co-manage IPOs for Russian and other foreign companies, as a finder and/or consultant. In addition, IPOR Capital may participate in private placements of securities to institutional and accredited investors.

Liquidity and Capital Resources

Prior to our public offering, we were capitalized through private placements of an aggregate of 13,600,000 shares of our common stock to our officers, directors, advisors and their respective families and friends for an aggregate of $151,300. In addition, on June 27, 2003, we borrowed $107,500 from a bank under a promissory note which bears interest at the rate of 5% per annum and, as extended, is repayable on December 27, 2007. Repayment of the loan is supported by collateral pledged by five of our stockholders, including Leonard W. Suroff, our executive vice president, treasurer, chief financial officers and a director, and Richard Bernstein, a director.

On December 14, 2004, the first of two closings took place of our public offering at which time we sold 679,000 shares of our common stock for an aggregate of $679,000. The second closing took place on January 12, 2005 at which time we sold 21,000 shares for an aggregate of $21,000. For its services, the underwriter (a) received a commission and expense allowance of 10% and 3%, respectively, of the public offering price of the shares, and (b) purchased from us, for a purchase price of $.0001 per share subject thereto, warrants to purchase one share of our common stock for each ten shares sold in the public offering, or an aggregate of 70,000 shares of our common stock. The warrants are exercisable at a price of $1.32 per share for a period of four years commencing December 14, 2005.

In May and August 2005, we privately sold 50,000 shares and 71,428 shares, respectively, of our common stock for $50,000 and $25,000, respectively, in cash.

In 2005, we issued an aggregate of 340,000 shares of our common stock in exchange for services that have been rendered to us since the completion of our public offering.

At March 31, 2006, we had $32,255 in cash with a working capital deficit of $168,965.

Since the end of September 2005, we have been funding our operations primarily from loans from Messrs. Suroff and Bernstein, neither of whom is obligated or committed to make loans to us, and increases in our accounts payable. From September 25, 2005 through December 31, 2005 and during the three months ended March 31, 2006, we borrowed $62,500 and $17,000, respectively, from Messrs. Suroff and Bernstein under promissory notes which bear interest at the rate of 5% per annum and are repayable in eighteen months from issuance. In April and May 2006, we borrowed an additional $18,900 from Messrs. Suroff and Bernstein under similar promissory notes.

During the three months ended March 31, 2006, we sustained a loss of $185,254, of which $59,295 were non-cash expenses. The cash loss of $121,959 and purchase of furniture, fixtures and equipment of $1,744 were financed from the $32,255 of cash we had on hand at the beginning of the period, an increase of $92,899 of accounts payable and $17,000 of borrowings from Messrs. Suroff and Bernstein.

Commitments and Financial Resources

We have no present commitments for capital expenditures.

Off-Balance Sheet Arrangements

We have no off-balance sheet arrangements.

Results of Operations

During the three months ended March 31, 2006, we incurred a loss of $185,254 compared to a loss of $181,452 for the three months ended March 31, 2005.

To date, we have received no revenues, although we are a party to approximately ten financial advisory agreements with Russian clients. Each agreement provides that we will only receive compensation for our services upon our client’s successful completion of a covered transaction.

While our losses in the respective periods were similar, there were variations in the components of our expenses. The primary reasons differences in the causes of the losses were an increase of $40,756 in consulting fees, which in 2006 was to amortize the expenses related to our issuance of shares to a firm that provides consulting services for regulatory compliance, and to two individuals to provide other consulting services, for our wholly owned broker-dealer subsidiary, and an increase of $34,509 in wages and salaries, of which $19,023 related to additional personnel employed in our Russian offices, $8,693 was an increase in the compensation of our president and chief executive officer and of our executive vice president, secretary and treasurer pursuant to the terms of their employment agreements (although their salaries of $51,895 for the three months ended March 31, 2006 were expensed, only $3,095 of the salary of our president and chief executive officer was paid and the difference accrued) and $6,792 was an increase in payroll taxes related to our United States and Russian compensation. These increases were almost entirely offset, primarily by decreases of $20,378 for marketing, advertising and related activities and $17,270 in travel and entertainment expenses as we downsized our business solicitation activities due to lack of funds, and a decrease of $31,259 for legal, accounting expenses due to a reduced use of legal services and as a result of the audit of our 2005 financial statement having been completed in the second quarter of 2006 when the $15,000 audit fee will be recognized.

Critical Accounting Policies

In many cases, the accounting treatment of a particular transaction is specifically dictated by accounting principles generally accepted in the United States of America, with no need for management’s judgment in their application. In other cases, preparation of our unaudited condensed consolidated financial statements for interim periods requires us to make estimates and assumptions that affect the reported amount of assets and liabilities, disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses during the reported period. There can be no assurance that the actual results will not differ from those estimates. Accounting policies whose application may have the most significant effect on our reported results of operations and financial position and that require judgments, estimates and assumptions by management that can affect their application and our results of operations and financial positions, are:

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

Forward Looking Statements

Certain statements in this Report are “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. When used in this Report, words such as “may,” “should,” “seek,” “believe,” “expect,” “anticipate,” “estimate,” “project,” “intend,” “plan,” “strategy” and similar expressions are intended to identify forward-looking statements regarding events, conditions and financial trends that may affect our future plans, operations, business strategies, operating results and financial position. Forward-looking statements are subject to a number of known and unknown risks and uncertainties that may cause our actual results, trends, performance or achievements, or industry trends and results, to differ materially from the future results, trends, performance or achievements expressed or implied by such forward-looking statements. Such risks and uncertainties include, among others:

•	We have a limited operating history and, therefore, there is no historical basis to judge whether our business can be successful.

•	Our continued existence is dependent upon our ability to resolve our liquidity problems, principally by obtaining additional debt financing and equity capital until such time as we become profitable from operations.

•	We do not expect to generate significant revenues in the immediate future and, unless we develop clients who complete transactions, we will not be successful.

•	Unless a significant market in the United States, and to a lesser extent, abroad for securities of companies whose operations are solely or primarily based in Russia develops and grows, we will not be successful.

•	If United States and global economics and the public offering market do not improve, it will be difficult for our clients and prospective clients to raise financing, which, in turn, will adversely impact our ability to generate revenues.

•	The Sarbanes-Oxley Act of 2002 could make our clients and prospective clients unwilling to enter the United States securities markets as a reporting company, which would adversely impact our ability to generate revenues.

•	Competition that we expect to face from investment banking firms and other professionals that provide similar services to the services we provide and who have more resources and experience than we do could adversely affect our ability to attract clients.

•	The ability of our subsidiary, IPOR Capital, LLC, to comply with certain government and NASD rules regarding its registration as a broker-dealer, a failure to comply with which could render us unable to introduce clients to broker-dealers, thereby affecting our ability to generate revenues.

•	If our fees are deemed underwriting compensation under NASD rules, our fees will count against the maximum compensation underwriters may charge our clients and, therefore, underwriters may be reticent to underwrite the securities of our clients.

•	The loss of our chief executive officer could negatively impact our ability to develop and retain client relationships.

•	Because our present officers and directors have only limited experience in the going public process, we may need to attract, compensate and retain personnel with investment banking experience in order to be competitive. There can be no assurance that we will be able to recruit and hire these persons.

Other factors that could affect forward-looking statements are discussed in our Annual Report on Form 10-KSB for the year ended December 31, 2005 and may be discussed from time to time in our reports filed with the Securities and Exchange Commission. We do not assume an obligation to update the factors discussed in this Report or such other reports.

Item 3. Controls and Procedures

As of the end of the period covered by this report, our management, with the participation of our principal executive officer and of our principal financial officer, evaluated the effectiveness of our “disclosure controls and procedures,” as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934. Based on that evaluation, these officers concluded that, as of the date of their evaluation, our disclosure controls and procedures were effective to provide reasonable assurance that information required to be disclosed in our periodic filings under the Securities Exchange Act of 1934 is accumulated and communicated to our management, including those officers, to allow timely decisions regarding required disclosure. It should be noted that a control system, no matter how well designed and operated, can provide only reasonable, not absolute, assurance that it will detect or uncover failures within our company to disclose material information otherwise required to be set forth in our periodic reports.

During the period covered by this Report, there were no changes in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 6. Exhibits

Exhibit No.	Description

4*	Form of Promissory Notes issued by IPORUSSIA, INC. to Leonard W. Suroff and Richard Bernstein, together with a schedule setting forth the details in which each such promissory note issued to date has differed.

31.01*	Certification of principal executive officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 promulgated under the Securities Exchange Act of 1934.

31.02*	Certification of principal financial officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 promulgated under the Securities Exchange Act of 1934.

32.01*	Certification of Principal Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.02*	Certification of Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

* Filed herewith

SIGNATURES

        In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: May 19 2006
IPORUSSIA, INC. /s/ Leonard W. Suroff
Leonard W. Suroff, Treasurer and Chief Financial Officer

Exhibit Index

Exhibit No.	Description

4*	Form of Promissory Notes issued by IPORUSSIA, INC. to Leonard W. Suroff and Richard Bernstein, together with a schedule setting forth the details in which each such promissory note issued to date has differed.

31.01*	Certification of principal executive officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 promulgated under the Securities Exchange Act of 1934.

31.02*	Certification of principal financial officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 promulgated under the Securities Exchange Act of 1934.

32.01*	Certification of Principal Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.02*	Certification of Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

* Filed herewith