Form 10QSB
period 2006-06-30
IPORUSSIA INC
filed 2006-08-29
CIK 1179090

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-QSB

QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the quarterly period ended June 30, 2006

OR

TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the transition period from to

Commission file number 000-51076

IPORUSSIA, INC.
(Exact Name of Small Business Issuer as Specified in Its Charter)

DELAWARE	38-3649127
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

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

State the number of shares outstanding of each of the issuer’s classes of common equity as of the latest practicable date: Common Stock, $.0001 par value per share – 15,960,621 shares outstanding as of August 21, 2006.

Transitional Small Business Disclosure Format:     Yes          No

IPORUSSIA, INC. AND SUBSIDIARY
(A Development Stage Company)

INDEX TO FINANCIAL STATEMENTS
Consolidated Balance Sheets as of June 30, 2006 (Unaudited) and December 31, 2005	3
Consolidated Statements of Operations for the three months ended June 30,
2006 and 2005 (Unaudited)	4
Consolidated Statements of Operations for the six months ended June 30, 2006 and 2005
(Unaudited) and for the period from April 1, 2002 (Inception) to June 30, 2006 (Unaudited)	5
Consolidated Statements of Stockholders' Equity for the six months ended June 30, 2006 and for
the period from April 1, 2002 (Inception) to June 30, 2006 (Unaudited)	6
Consolidated Statements of Cash Flows for the six months ended June 30, 2006 and 2005
(Unaudited) and for the period from April 1, 2002 (Inception) to June 30, 2006 (Unaudited)	7
Notes to Financial Statements	8-14

See notes to financial statements.

IPORUSSIA, INC. AND SUBSIDIARY
(A Development Stage Company)
CONSOLIDATED BALANCE SHEETS

	June 30, 2006	December 31, 2005
	(Unaudited)
ASSETS

CURRENT ASSETS
Cash (including restricted cash of $ -0- and $11,000)	$24,990	$47,238

Total current assets	24,990	47,238

FURNITURE, FIXTURES and EQUIPMENT,
net of accumulated depreciation of $4,844 and $3,048	6,764	6,816

OTHER ASSETS
Prepaid expenses	4,161	5,557
Deposit	1,900	3,450

Total other assets	6,061	9,007

	$37,815	$63,061
LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
Accounts payable	$280,893	$108,321

Total current liabilities	280,893	108,321
LONG-TERM DEBT
Bank note payable	107,500	107,500
Notes payable to officer and directors	110,750	62,500

Total liabilities	218,250	278,321

COMMITMENTS AND CONTINGENCIES
STOCKHOLDERS' EQUITY
Preferred stock, $.0001 par value,
1,000,000 shares authorized,
no shares issued	--
Common stock, $0.0001 par value,
100,000,000 shares authorized,
15,960,621 and 14,836,428 shares issued and outstanding	1,596	1,484
Additional paid-in-capital	1,288,456	1,055,710
Unearned stock compensation	(185,972)	(135,972)
Accumulated deficit	(1,565,408)	(1,136,482)

Total stockholders' equity	(461,328)	(215,260)

	$37,815	$63,061

See notes to financial statements.

IPORUSSIA, INC. AND SUBSIDIARY
(A Development Stage Company)
CONSOLIDATED STATEMENTS OF OPERATIONS

	Three Months Ended June 30,
	2006	2005
	(Unaudited)	(Unaudited)

REVENUE	$--	$--

GENERAL AND ADMINISTRATIVE
Accounting fees	$22,750	$15,000
Client development expenses	1,202	21,824
Officers' salaries	51,895	43,202
Other expenses	165,283	147,412
Interest expense	2,542	1,356

	243,672	228,794

NET LOSS	$(243,672)	$(228,794)

LOSS PER SHARE
Basic and diluted loss per share	$(0.016)	$(0.016)

WEIGHTED AVERAGE NUMBER OF
COMMON SHARES OUTSTANDING:
Basic and diluted	15,240,325	14,491,667

See notes to financial statements.

IPORUSSIA, INC. AND SUBSIDIARY
(A Development Stage Company)
CONSOLIDATED STATEMENTS OF OPERATIONS

	Six Months Ended June 30,		April 1, 2002 (Inception) to
	2006	2005	June 30, 2006
	(Unaudited)	(Unaudited)	(Unaudited)
REVENUE	$-	$-	$-

GENERAL AND ADMINISTRATIVE
Organization costs	$-	$-	$2,351
Accounting fees	28,000	20,000	76,000
Client development expenses	6,069	46,031	153,113
Officers' salaries	103,790	86,404	362,722
Other expenses	286,376	255,130	953,066
Interest expense	4,691	2,681	18,459

	428,926	410,246	1,565,408

LOSS BEFORE OTHER INCOME	$(428,926)	(410,246)	$(1,565,711)

OTHER INCOME INTEREST	-	-	303

NET LOSS	$(428,926)	(410,246)	$(1,565,408)

LOSS PER SHARE
Basic and diluted loss per share	$(0.028)	$(0.028)	$(0.103)

WEIGHTED AVERAGE NUMBER OF
COMMON SHARES OUTSTANDING:
Basic and diluted	15,240,325	14,491,667	15,240,325

See notes to financial statements.

IPORUSSIA, INC. AND SUBSIDIARY
(A Development Stage Company)
CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY

	Shares	Amount	Additional Paid-In Capital	Unearned Stock Compensation	Accumulated Deficit During the Development Stage	Total
Issuance of common stock-
at par	13,000,000	$1,300	$--	$--	$--	$1,300
Issuance of common stock-
at $0.25 per share	600,000	60	149,940	--	--	150,000
Net loss-April 1, 2002 (Inception)
Through December 31, 2002	--	--	--	--	(54,917)	(54,917)

Balance December 31, 2002	13,600,000	1,360	149,940	--	(54,917)	96,383
Net loss - Year ended
December 31, 2003	--	--	--	--	(36,372)	(36,372)

Balance - December 31, 2003	13,600,000	1,360	149,940	--	(91,289)	60,011
Issuance of common stock-
at $1.00 per share	679,000	68	678,932	--	--	679,000
Underwriter's warrants	--	--	68	--	--	68
Offering costs	--	--	(257,302)	--	--	(257,302)
Net loss - Year ended
December 31, 2004	--	--	--	--	(181,094)	(181,094)

Balance - December 31, 2004	14,279,000	1,428	571,638	--	(272,383)	300,683
Issuances of common stock-
at $1.00 per share	71,000	7	70,993	--	--	71,000
Offering costs	--	--	(4,375)	--	--	(4,375)
Underwriter's warrants	--	--	2	--	--	2
Issuance of common stock-
for services	415,000	42	392,459	(340,000)	--	52,501
Amortization of unearned
stock compensation	--	--	--	204,028	--	204,028
Issuance of common stock-
at $0.35 per share	71,428	7	24,993	--	--	25,000
Net loss- Year ended
December 31, 2005	--	--	--	--	(864,099)	(864,099)

Balance - December 31, 2005	14,836,428	1,484	1,055,710	(135,972)	(1,136,482)	(215,260)
Issuance of common stock-
for services	1,124,913	112	189,888	(190,000)	--	--
Amortization of unearned stock
compensation	--	--	--	140,000	--	140,000
Stock-based compensation	--	--	42,858	--	--	42,858
Net loss - Six Months ended
June 30, 2006 (Unaudited)	--	--	--	--	(185,254)	(428,926)
Balance - June 30, 2006	15,960,621	$1,596	$1,288,456	$(185,972)	$1,565,408	$(461,328)

See notes to financial statements.

IPORUSSIA, INC. AND SUBSIDIARY
(A Development Stage Company)
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Six Months Ended June 30,		April 1, 2002 (Inception) to June 30,
	2006	2005	2006
	(Unaudited)	(Unaudited)	(Unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(428,926)	$(410,246)	$(1,565,408)
Adjustments to reconcile net loss to net
cash used by operating activities:
Issuance of common stock for services	--	52,501
Depreciation and amortization	1,796	1,404	4,844
Amortization of unearned stock compensation	140,000	75,695	344,028
Stock-based compensation expense	42,858	42,858
Changes in assets and liabilities:
Decrease (increase) in prepaid expenses	1,396	18,207	(4,161)
(Decrease) increase in deposit	1,550	(3,450)	(1,900)
Increase (decrease) in accounts payable	172,572	2,704	280,893
Decrease in payment for shares not issued	--	(11,000)	--

Net cash used for operating activities	(68,754)	(326,686)	(846,345)

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of furniture, fixtures and equipment	(1,744)	(3,400)	(11,608)
Increase in organization costs of subsidiary	--	--	--

Net cash used for investing activities	(1,744)	(3,400)	(11,608)

CASH FLOWS FROM FINANCING ACTIVITIES
Gross proceeds from issuance of common stock	--	71,000	926,300
Proceeds from long-term borrowings	--	--	107,500
Proceeds from underwriters' warrants	--	2	70
Notes payable from officer and directors	48,250	--	110,750
Offering costs	--	(41,375)	(261,677)

Net cash provided by financing activities	48,250	66,627	882,943

NET (DECREASE) INCREASE IN CASH	(22,248)	263,459	24,990

CASH AND CASH EQUIVALENTS, Beginning	47,238	415,624	--

CASH AND CASH EQUIVALENTS, End	$24,990	$152,165	$24,990

Interest	$4,691	$2,681	$15,749

Taxes	--	--	--

See notes to financial statements.

NOTE 1 – General, Organization, Business and Significant Accounting Policies

General

The accompanying unaudited financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial statements and the instructions to Form 10-QSB related to interim period financial statements. Accordingly, these financial statements do not include certain information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. However, the accompanying unaudited financial statements contain all adjustments (consisting only of normal recurring accruals) which, in the opinion of management, are necessary in order to make the financial statements not misleading. The results of operations for interim periods are not necessarily indicative of the results to be expected for the full year. For further information, refer to our financial statements and the footnotes thereto contained in our Annual Report on Form 10-KSB for the year ended December 31, 2005. The June 30, 2006 balance sheet contained herein was derived from the audited financial statements for the year ended December 31, 2005 included in our Annual Report on Form 10-KSB for the year ended December 31, 2005.

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

Recent Accounting Pronouncements

In December 2004, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 123 (Revised 2004), “Share-Based Payment” (“SFAS 123(R)”). SFAS 123(R) requires compensation costs related to share-based payment transactions to be recognized in our financial statements. With limited exceptions, the amount of compensation cost is measured based on the grant-date fair value of the equity or liability instruments issued. In addition, liability awards are re-measured each reporting period. Compensation cost is recognized over the period that an employee provides service in exchange for the award. SFAS 123(R) replaces FASB 123, “Accounting for Stock-Based Compensation,” and supersedes APB Opinion No. 25, “Accounting for Stock Issued to Employees.” This guidance is effective as of the first interim or annual reporting period beginning after December 15, 2005 for Small Business filers which, in our case, was the quarter ended June 30, 2006.

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

On May 1, 2006, we entered into an agreement with a technology transfer firm that is providing us with technology acquisition opportunities for a term of one year, commencing on May 1, 2006 but is cancelable by either party at the end of any month. As compensation, we issued 774,193 shares of our common stock valued, for financial reporting purposes, at $120,000. The shares vest at the rate of 64,516 shares per month and, if the agreement is terminated, any unvested shares are to be returned to the Company. We have given notice of termination of this agreement as at the end of August 2006, at which time the technology transfer firm is to return 516,129 shares of our common stock to us.

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

We are a party to a month-to-month lease for our Moscow, Russia office at a monthly rental of $1,900, which was terminated on August 31, 2006.

We terminated our existing office space lease, and entered into a short term eleven-month lease, for other office space in St. Petersburg, Russia commencing September 2005 at a monthly rental of $793, which was terminated at the end of May 2006.

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

On January 1, 2006, we adopted the fair value recognition provisions of Statement of Financial Accounting Standards (SFAS) No. 123(R), “Share-Based Payment,” using the modified prospective method. Consequently, for the six months ended June 30, 2006, our results of operations reflected compensation expense for new stock options granted and vested under our stock option plan during the first six months of fiscal year 2006. The amount recognized in the financial statements related to stock-based compensation was $42,202 for the six months ended June 30, 2006. As of June 30, 2006, the total unrecognized compensation cost related to non-vested awards was $83,892 and the period over which the unrecognized compensation cost is expected to be recognized is the next six months.

The fair value of each option granted is estimated on the date of grant using the Black-Scholes option-pricing method. The Company uses historical data to estimate the expected price volatility, the expected option life and the expected forfeiture rate. The risk-free is based on the U.S. Treasury yield curve in effect at the time of grant for the estimated life of the option. The Company has not made any dividend payments nor does it have plans to pay dividends in the foreseeable future. The following assumptions were used to estimate the fair value of options granted during the six months ended June 30, 2006 using the Black-Scholes option-pricing model:

June 30, 2006
Risk free interest rate	4.81%
Expected term (years)	5.0
Expected volatility	91.022%
Expected dividend yield	--

A summary of the option activity for the six months ended June 30, 2006 is as follows:

	Number of Shares	Weighted Average Exercise Price
Options outstanding at January 1, 2006	--	$ --
Granted	1,500,000.20

Options outstanding at June 30, 2006	1,500,000.20

Options exercisable at June 30, 2006	375,000.20

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

We are also obligated under notes payable to Messrs. Suroff and Bernstein to pay an aggregate of $62,500 and $48,250, respectively, borrowed at various times from January through June 2006, which bore interest at the rate of 5% per annum. The Notes evidencing these borrowings were consolidated, amended and restated, into one promissory note in favor of each lender, which bears interest at 5.00% per annum, compounded annually, and is payable on January 1, 2008.

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

SFAS No. 109 requires the reduction of deferred tax assets by a valuation allowance if, based on the weight of available evidence, it is more likely than not that some or all of the deferred tax assets will not be realized. In the Company’s opinion, it is uncertain whether they will generate sufficient taxable income in the future to fully utilize the net deferred tax asset. Accordingly, a valuation allowance equal to the deferred tax asset has been recorded. The total deferred tax asset is $547,893, which is calculated using a blended federal and state (New York) tax rate of 35%.

The Federal net operating loss carryforward (“NOL”) is due to expire 20 years from the date of its creation. The NOL for 2002, 2003, 2004 and 2005 are approximately $54,917, $36,372, $181,094 and $864,099, respectively, and the years of expiration are 2022, 2023, 2024 and 2025, respectively, if it is not utilized.

NOTE 8 – Subsequent Events

In the third quarter of 2006, we borrowed $2,200 from Messrs. Suroff and Bernstein which is repayable on January 1, 2008.

Item 2:           Management’s Discussion and Analysis or Plan of Operations

General

        We remain in the development stage. On February 8, 2005, we formed IPOR Capital, LLC as a wholly owned subsidiary under the laws of the State of Delaware. On September 2, 2005, IPOR Capital, LLC was admitted as a member of the NASD. IPOR Capital’s NASD broker-dealer membership agreement permits it to solicit other broker dealers to manage or co-manage initial public offerings for Russian and other foreign companies, as a finder and/or consultant. In addition, IPOR Capital may participate in private placements of securities to institutional and accredited investors.

        Our Annual Report on Form 10-KSB for the year ended December 31, 2005 discussed our business plan for 2006. Since, to date, we have not generated any revenues and our cash position, including amounts borrowed from our principal stockholders to sustain our operations, has been substantially reduced, we have suspended our marketing, advertising and other business development activities. Unless we are able to consummate a transaction for one of our clients or raise additional financing in the near future, we will close our Moscow, Russia office and seek a sale of our company.

Liquidity and Capital Resources

        At June 30, 2006, we had $24,990 in cash with a working capital deficit of $255,903.

        Prior to our December 2004 public offering, we were capitalized through private placements of an aggregate of 13,600,000 shares of our common stock to our officers, directors, advisors and their respective families and friends for an aggregate of $151,300. In addition, on June 27, 2003, we borrowed $107,500 from a bank under a promissory note which bears interest at the rate of 5% per annum and, as extended, is repayable on December 27, 2007. Repayment of the loan is supported by collateral pledged by five of our stockholders, including Leonard W. Suroff, our executive vice president, treasurer, chief financial officer and a director, and Richard Bernstein, a director.

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

        In 2005 and 2006, we issued an aggregate of 340,000 and 350,000 shares of our common stock, respectively, in exchange for services that have been, or are being, rendered to us.

        Since September 25, 2005, we have been funding our operations primarily from loans from Messrs. Suroff and Bernstein, neither of whom is obligated or committed to make loans to us, and increases in our accounts payable. From September 25, 2005 through December 31, 2005 and during the six months ended June 30, 2006, we borrowed $62,500 and $48,250, respectively, from Messrs. Suroff and Bernstein which bore interest at the rate of 5% per annum and were repayable in eighteen months from issuance. The Notes evidencing these borrowings were consolidated, amended and restated, into one promissory note in favor of each lender, which bears interest at 5.00% per annum, compounded annually, and is payable on January 1, 2008. Since June 30, 2006, we borrowed an additional $2,200 from Messrs. Suroff and Bernstein.

        During the six months ended June 30, 2006, we sustained a loss of $428,926, of which $186,449 were non-cash expenses. The cash loss of $242,477 and purchase of furniture, fixtures and equipment of $1,744 were financed from the $47,238 of cash we had on hand at the beginning of the period, an increase of $172,572 of accounts payable and $48,250 of borrowings from Messrs. Suroff and Bernstein.

Commitments and Financial Resources

        We have no present commitments for capital expenditures.

Off-Balance Sheet Arrangements

        We have no off-balance sheet arrangements.

Results of Operations

        During the three and six months ended June 30, 2006, we incurred losses of $243,672 and $428,926, respectively, compared to losses of $228,794 and $410,246 for the three and six months ended June 30, 2005, respectively.

        To date, we have received no revenues. Although we are a party to approximately ten financial advisory agreements with Russian clients, each agreement provides that we will only receive compensation for our services upon our client’s successful completion of a covered transaction.

        For the three months ended June 30, 2006, our net loss was $14,878 higher than for the three months ended June 30, 2005. The primary reasons for the increase, despite the Company’s downsizing of its operations, were:

•	A $7,750 increase in accounting fees related to fees incurred by our broker-dealer subsidiary which became operational in September 2005.

•	An $8,693 increase in officers’ salaries pursuant to the terms of the employment agreements of our president and chief executive officer and of our executive vice president, secretary and treasurer pursuant to the terms of their employment agreements (although their salaries of $51,895 for the three months ended June 30, 2006 were expensed, only $925 of the salary of our president and chief executive officer was paid and the difference accrued).

•	A $17,871 increase in other expenses due to non-cash share-based compensation to our officers and another director of $41,946 resulting from our adoption of SFAS No. 123(R), “Share-Based Payment,” as of January 1, 2006 and a $34,934 increase in non-cash consulting expenses, consisting of the amortization of expense related to the issuance of shares of our common stock to a firm that provides consulting services for regulatory compliance, and to two individuals to provide other consulting services, for our wholly-owned, broker-dealer subsidiary and to a firm to provide us with technology acquisition opportunities. These were largely offset by reductions resulting from our suspension of marketing and advertising activities prior to the commencement of the quarter (these expenses were $26,046 in the second quarter of 2005), the termination of employees in our Russian offices prior to the commencement of the quarter (these expenses were $27,692 in the second quarter of 2005), a $4,308 reduction in legal fees, $4,549 lower automobile expense and $3,833 lower United States office and administrative expenses.

•	A $1,186 increase in accrued but unpaid interest expense resulting from increased loans made to us by an officer and director and another director, which bore interest at 5% per annum.

        These increases were partially offset by a reduction in client development activities, consisting of travel and entertainment, from $21,824 in the 2005 period to $1,202 in the 2006 period as we suspended these activities to conserve our cash.

        For the six months ended June 30, 2006, our net loss was $18,680 higher than for the comparable six months in 2005. The principal reasons for the increase were:

•	An $8,000 increase in accounting fees related to fees incurred by our broker-dealer subsidiary which became operational in September 2005.

•	A $17,386 increase in the compensation of our president and chief executive officer and of our executive vice president, secretary and treasurer pursuant to the terms of their employment agreements (although their salaries of $103,790 for the six months ended June 30, 2006 were expensed, only $4,020 of the salary of our president and chief executive officer was paid and the difference accrued).

•	A $31,246 increase in other expenses due to non-cash share-based compensation to our officers and another director of $42,858 resulting from our adoption of SFAS No. 123(R), “Share-Based Payment,” as of January 1, 2006 and a $75,689 increase in non-cash consulting expenses resulting from the amortization of the expense related to the issuance of shares of our common stock to a firm that provides consulting services for regulatory compliance, and to two individuals to provide other consulting services, for our wholly-owned, broker-dealer subsidiary and to a firm to provide us with technology acquisition opportunities. These were partially offset, principally, by a $46,424 reduction in marketing and advertising expense as we suspended these operations during the period, a $25,817 reduction in legal fees, $5,693 lower automobile expense and $5,295 lower United States office and administrative expenses.

•	A $2,010 increase in accrued but unpaid interest expense resulting from increased loans made to us by an officer and director and another director, which bore interest at 5% per annum.

        These increases were partially offset by a reduction of $39,962 in client development activities, consisting of travel and entertainment, from $46,031 in the 2005 period to $6,069 in the 2006 period as we suspended these activities during the 2006 period to conserve our cash.

        Partially offsetting these reductions was a $17,250 increase in accounting fees in the second quarter of 2006 when we recognized the $15,000 fee for the audit of our 2005 financial statements and an $8,693 increase in officers’ salaries pursuant to the terms of the employment agreements of our president and chief executive officer and of our executive vice president, secretary and treasurer pursuant to the terms of their employment agreements (although their salaries of $51,895 for the three months ended June 30, 2006 were expensed, only $925 of the salary of our president and chief executive officer was paid and the difference accrued).

        For the six months ended June 30, 2006, our net loss was $30,487 lower than for the comparable six months in 2005.

        Client development activities, consisting of travel and entertainment, were $39,902 lower in the 2006 period than the 2005 period as we were conserving our funds. Other expenses were reduced by $17,921, marketing and advertising activities expense was reduced by $46,424. This decrease was partially offset by an increase in consulting expense of $26,522, which in 2006 was to amortize the expense related to our issuance of shares to a firm that provides consulting services for regulatory compliance, and to two individuals to provide other consulting services, for our wholly-owned, broker-dealer subsidiary and an increase of $15,510 in wages and salaries related to additional personnel employed in our Russia offices (which was scaled down in the second quarter of 2006). Offsetting these reductions were an $8,000 increase in accounting fees, a $17,386 increase in the compensation of our president and chief executive officer and of our executive vice president, secretary and treasurer pursuant to the terms of their employment agreements (although their salaries of $103,790 for the six months ended June 30, 2006 were expensed, only $4,020 of the salary of our president and chief executive officer was paid and the difference accrued) and a $2,010 increase in interest expense related to borrowings from certain officers and directors.

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

Forward Looking Statements

        Certain statements in this Report are “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. When used in this Report, words such as “may,” “should,”“seek,” “believe,” “expect,” “anticipate,”“estimate,” “project,” “intend,” “plan,”“strategy” and similar expressions are intended to identify forward-looking statements regarding events, conditions and financial trends that may affect our future plans, operations, business strategies, operating results and financial position. Forward-looking statements are subject to a number of known and unknown risks and uncertainties that may cause our actual results, trends, performance or achievements, or industry trends and results, to differ materially from the future results, trends, performance or achievements expressed or implied by such forward-looking statements. Such risks and uncertainties include, among others:

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

Item 3.           Controls and Procedures

        As of the end of the period covered by this report, our management, with the participation of our principal executive officer and of our principal financial officer, evaluated the effectiveness of our “disclosure controls and procedures,” as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934. Based on that evaluation, these officers concluded that, as of the date of their evaluation, our disclosure controls and procedures were not effective to provide reasonable assurance that information required to be disclosed in our periodic filings under the Securities Exchange Act of 1934 is accumulated and communicated to our management, including those officers, to allow timely decisions regarding required disclosure in that we were unable to timely file this report due to the illness of our principal financial officer and lack of alternate personnel to counter the effects of his absence.

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

        On May 1, 2006, we entered into an agreement with a technology transfer firm that is providing us with technology acquisition opportunities for a term of one year, commencing on May 1, 2006 but is cancelable by either party at the end of any month. As compensation, we issued 774,193 shares of our common stock valued, for financial reporting purposes, at $120,000. The shares vest at the rate of 64,516 shares per month and, if the agreement is terminated, any unvested shares are to be returned to the Company. We have given notice of termination of this agreement and at the end of August 2006, at which time the technology transfer firm is to return 516,129 shares of our common stock to us.

        Each acquirer of the shares represented, among other things, that it was acquiring the shares for its own account, for investment only, and not with a view toward their resale or distribution, and acknowledged, in writing, prior to sale, that the shares purchased are not registered under the Securities Act of 1933, as amended (the “Securities Act”), and may not be resold unless subsequently registered or unless an exemption from registration is available. The certificate evidencing the shares contains a legend to the effect that the shares were acquired for investment, have not been registered under the Securities Act and may not be sold in the absence of an effective registration statement or an opinion of counsel that registration is not required under the Securities Act. We believe that the issuance of the shares was exempt from the registration provisions of the Securities Act by virtue of the exemption afforded under Section 4(2) of the Securities Act.

        (b)        Use of Proceeds.

        Not applicable.

Item 6.           Exhibits

Exhibit No.	Description

4.01*	Form of Amended and Restated Promissory Notes issued by IPORUSSIA, INC. to Leonard W. Suroff and Richard Bernstein, together with a schedule setting forth the details in which each such promissory note issued to date has differed.

31.01*	Certification of principal executive officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 promulgated under the Securities Exchange Act of 1934.

31.02*	Certification of principal financial officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 promulgated under the Securities Exchange Act of 1934.

32.01*	Certification of Principal Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.02*	Certification of Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

_________________
* Filed herewith

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: August 29, 2006

IPORUSSIA, INC.

By: /s/ Leonard W. Suroff
Leonard W. Suroff,
Treasurer and Chief Financial Officer

Exhibit Index

Exhibit No.	Description

4.01*	Form of Amended and Restated Promissory Notes issued by IPORUSSIA, INC. to Leonard W. Suroff and Richard Bernstein, together with a schedule setting forth the details in which each such promissory note issued to date has differed.

31.01*	Certification of principal executive officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 promulgated under the Securities Exchange Act of 1934.

31.02*	Certification of principal financial officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 promulgated under the Securities Exchange Act of 1934.

32.01*	Certification of Principal Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.02*	Certification of Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

_________________
* Filed herewith