Form 10QSB
period 2006-09-30
IPORUSSIA INC
filed 2006-11-20
CIK 1179090

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-QSB

QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the quarterly period ended September 30, 2006 OR

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

State the number of shares outstanding of each of the issuer’s classes of common equity as of the latest practicable date: Common Stock, $.0001 par value per share – 15,744,492 shares outstanding as of November 10, 2006.

Transitional Small Business Disclosure Format: Yes         No

IPORUSSIA, INC. AND SUBSIDIARY
(A Development Stage Company)

INDEX TO FINANCIAL STATEMENTS

Consolidated Balance Sheets as of September 30, 2006 (Unaudited) and December 31, 2005	3

Consolidated Statements of Operations for the three months ended September 30,
2006 and 2005 (Unaudited)	4

Consolidated Statements of Operations for the nine months ended September 30, 2006 and 2005
(Unaudited) and for the period from April 1, 2002 (Inception) to September 30, 2006
(Unaudited)	5

Consolidated Statements of Stockholders' Equity for the nine months ended September 30, 2006
and for the period from April 1, 2002 (Inception) to September 30, 2006 (Unaudited)	6

Consolidated Statements of Cash Flows for the nine months ended September 30, 2006 and 2005
(Unaudited) and for the period from April 1, 2002 (Inception) to September 30, 2006
(Unaudited)	7

Notes to Financial Statements	8-14

See notes to financial statements.

IPORUSSIA, INC. AND SUBSIDIARY
(A Development Stage Company)
CONSOLIDATED BALANCE SHEETS

	September 30, 2006	December 31, 2005
ASSETS	(Unaudited)
CURRENT ASSETS
Cash (including restricted cash of $ -0- and $11,000)	$15,154	$47,238

Total current assets	15,154	47,238

FURNITURE, FIXTURES and EQUIPMENT,
net of accumulated depreciation of $5,757 and $3,048	5,851	6,816

OTHER ASSETS
Prepaid expenses	1,370	5,557
Deposit	-	3,450

Total other assets	1,370	9,007

	$22,375	$63,061

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
Accounts payable	$364,342	$108,321

Total current liabilities	364,342	108,321

LONG-TERM DEBT
Bank note payable	107,500	107,500
Notes payable to officer and directors	114,920	62,500

Total liabilities	222,420	278,321

COMMITMENTS AND CONTINGENCIES
STOCKHOLDERS' EQUITY
Preferred stock, $.0001 par value,
1,000,000 shares authorized,
no shares issued		-
Common stock, $0.0001 par value,
100,000,000 shares authorized,
15,744,492 and 14,836,428 shares issued and outstanding	1,574	1,484
Additional paid-in-capital	1,279,967	1,055,710
Unearned stock compensation	(57,917)	(135,972)
Accumulated deficit	(1,788,011)	(1,136,482)

Total stockholders' equity	(564,387)	(215,260)

	$22,375	$63,061

See notes to financial statements.

IPORUSSIA, INC. AND SUBSIDIARY
(A Development Stage Company)
CONSOLIDATED STATEMENTS OF OPERATIONS

	Three Months Ended September 30,
	2006	2005
	(Unaudited)	(Unaudited)
REVENUE	$-	$-

GENERAL AND ADMINISTRATIVE
Accounting fees	$7,750	$6,500
Client development expenses	2,531	14,016
Officers' salaries	51,895	48,971
Other expenses	157,691	165,664
Interest expense	2,736	1,355

	222,603	236,506

NET LOSS	$(222,603)	$(236,506)

LOSS PER SHARE
Basic and diluted loss per share	$(0.015)	$(0.016)

WEIGHTED AVERAGE NUMBER OF
COMMON SHARES OUTSTANDING:
Basic and diluted	15,227,019	14,591,905

See notes to financial statements.

IPORUSSIA, INC. AND SUBSIDIARY
(A Development Stage Company)
CONSOLIDATED STATEMENTS OF OPERATIONS

	Nine Months Ended September 30,		April 1, 2002 (Inception) to September 30,
	2006	2005	2006
	(Unaudited)	(Unaudited)	(Unaudited)

REVENUE	$-	$-	$-

GENERAL AND ADMINISTRATIVE
Organization costs	$-	$-	$2,351
Accounting fees	35,750	26,500	83,750
Client development expenses	8,600	60,047	155,644
Officers' salaries	155,685	135,375	414,617
Other expenses	444,067	420,794	1,110,757
Interest expense	7,427	4,036	21,195

	651,529	646,752	1,788,314

LOSS BEFORE OTHER INCOME	(651,529)	(646,752)	(1,788,314)

OTHER INCOME INTEREST	-	-	303

NET LOSS	$(651,529)	$(646,752)	$(1,788,011)

LOSS PER SHARE
Basic and diluted loss per share	$(0.043)	$(0.044)	$(0.117)

WEIGHTED AVERAGE NUMBER OF
COMMON SHARES OUTSTANDING:

Basic and diluted	15,227,019	14,591,905	15,227,019

See notes to financial statements.

IPORUSSIA, INC. AND SUBSIDIARY
(A Development Stage Company)
CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY

	Shares	Amount	Additional Paid-In Capital	Unearned Stock Compensation	Accumulated Deficit During the Development Stage	Total
Issuance of common stock-
at par	13,000,000	$1,300	$-	$-	$-	$1,300
Issuance of common stock-
at $0.25 per share	600,000	60	149,940	-	-	150,000
Net loss-April 1, 2002 (Inception)
Through December 31, 2002	-	-	-	-	(54,917)	(54,917)

Balance December 31, 2002	13,600,000	1,360	149,940	-	(54,917)	96,383

Net loss - Year ended
December 31, 2003	-	-	-	-	(36,372)	(36,372)

Balance - December 31, 2003	13,600,000	1,360	149,940	-	(91,289)	60,011

Issuance of common stock-
at $1.00 per share	679,000	68	678,932	-	-	679,000
Underwriter's warrants	-	-	68	-	-	68
Offering costs	-	-	(257,302)	-	-	(257,302)
Net loss - Year ended
December 31, 2004	-	-	-	-	(181,094)	(181,094)

Balance - December 31, 2004	14,279,000	1,428	571,638	-	(272,383)	300,683
Issuances of common stock-
at $1.00 per share	71,000	7	70,993	-	-	71,000
Offering costs	-	-	(4,375)	-	-	(4,375)
Underwriter's warrants	-	-	2	-	-	2
Issuance of common stock-
for services	415,000	42	392,459	(340,000)	-	52,501
Amortization of unearned
stock compensation	-	-	-	204,028	-	204,028
Issuance of common stock-
at $0.35 per share	71,428	7	24,993	-	-	25,000
Net loss- Year ended
December 31, 2005	-	-	-	-	(864,099)	(864,099)

Balance - December 31, 2005	14,836,428	1,484	1,055,710	(135,972)	(1,136,482)	(215,260)
Issuance of common stock
for services	908,064	90	139,910	(140,000)	-	-
Amortization of unearned stock
compensation	-	-	-	218,055	-	218,055
Stock-based compensation	-	-	84,347	-	-	84,347
Net loss - Nine Months ended
September 30, 2006 (Unaudited)	-	-	-	-	(651,529)	(651,529)
Balance - September 30, 2006	15,744,492	$1,574	$1,279,967	$(57,917)	$(1,788,011)	$(564,387)

See notes to financial statements.

IPORUSSIA, INC. AND SUBSIDIARY
(A Development Stage Company)
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Nine Months Ended September 30,		April 1, 2002 (Inception) to September 30,
	2006	2005	2006

CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(651,529)	$(646,752)	$(1,788,011)
Adjustments to reconcile net loss to net
cash used by operating activities:
Issuance of common stock for services	-	52,501	52,501
Depreciation and amortization	2,709	2,226	5,757
Amortization of unearned stock compensation	218,055	139,861	422,083
Stock-based compensation expense	84,347	-	84,347
Changes in assets and liabilities:
Decrease in prepaid expenses	4,187	1,475	(1,370)
Decrease in deposit	3,450	(3,450)	-
Increase in accounts payable	256,021	25,006	364,342
Decrease in payment for shares not issued	-	(11,000)	-

Net cash used for operating activities	(82,760)	(440,133)	(860,351)

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of furniture, fixtures and equipment	(1,744)	(3,400)	(11,608)
Increase in organization costs of subsidiary	-	-	-

Net cash used for investing activities	(1,744)	(3,400)	(11,608)

CASH FLOWS FROM FINANCING ACTIVITIES
Gross proceeds from issuance of common stock	-	96,000	926,300
Proceeds from long-term borrowings	-	-	107,500
Proceeds from underwriters' warrants	-	2	70
Notes payable from officer and directors	52,420	9,000	114,920
Offering costs	-	(4,375)	(261,677)
Net cash provided by financing activities	52,420	100,627	887,113

NET (DECREASE) INCREASE IN CASH	(32,084)	(342,906)	15,154

CASH AND CASH EQUIVALENTS, Beginning	47,238	415,624	-

CASH AND CASH EQUIVALENTS, End	$15,154	$72,718	$15,154

Interest	$7,427	$4,036	$18,485

Taxes	-	-	-

See notes to financial statements.

NOTE 1 – General, Organization, Business and Significant Accounting Policies

General

The accompanying unaudited financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial statements and the instructions to Form 10-QSB related to interim period financial statements. Accordingly, these financial statements do not include certain information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. However, the accompanying unaudited financial statements contain all adjustments (consisting only of normal recurring accruals) which, in the opinion of management, are necessary in order to make the financial statements not misleading. The results of operations for interim periods are not necessarily indicative of the results to be expected for the full year. For further information, refer to our financial statements and the footnotes thereto contained in our Annual Report on Form 10-KSB for the year ended December 31, 2005. The September 30, 2006 balance sheet contained herein was derived from the audited financial statements for the year ended December 31, 2005 included in our Annual Report on Form 10-KSB for the year ended December 31, 2005.

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

Significant Accounting Policies

Use of Estimates in Financial Statements — Management uses estimates and assumptions in preparing financial statements in accordance with generally accepted accounting principles. Those estimates and assumptions affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities, and the reported revenues and expenses. Actual results could vary from the estimates that were used.

Revenue Recognitions — We will recognize revenue based upon the successful closing of a financing arrangement or other financial advisory services as enumerated in our financial advisory agreements with our clients.

Cash — For purposes of these statements, we consider all highly liquid investments with original maturities of three months or less and which are not subject to withdrawal restrictions or penalties, as cash and equivalents in the accompanying balance sheet.

Equipment — Equipment is stated at cost. Depreciation is computed on the straight line method over the estimated useful lives of the respective assets. Repairs and maintenance are expenses as incurred.

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

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measures” (“SFAS 157”) which defines fair value, establishes a framework for measuring fair value in accordance with generally accepted accounting principles, and provides for additional fair value disclosures. SFAS 157 is effective for fiscal years beginning after November 15, 2007 and interim periods. The Company does not believe SFAS 157 will have a material effect on its financial statements.

In September 2006, the Staff of the Securities and Exchange Commission issued Staff Accounting Bulletin No. 108, “Considering the Effect of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements” (“SAB 108”). SAB 108 requires the use of two approaches in quantitatively evaluating the materiality of misstatements. If the misstatement as quantified under either approach is material to the current year financial statements, the misstatement must be corrected. If the effect of correcting a prior year misstatement in the current year income statement is material, the prior year financial statements should be corrected. In the year of adoption (fiscal years ending after November 15, 2006), the misstatements may be corrected as an accounting change by adjusting opening retained earnings rather than being included in the current year income statement. The Company does not expect SAB 108 to have an impact on the Company’s consolidated financial statements.

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

In April 2006, we entered into an agreement to extend a consulting agreement with an individual who is providing consulting services to our wholly owned subsidiary, IPOR Capital, LLC, for a term of nine months, commencing on April 15, 2006. As compensation, we issued 350,000 shares of our common stock valued, for financial reporting purposes, at $70,000.

On May 1, 2006, we entered into an agreement with a technology transfer firm that is providing us with technology acquisition opportunities for a term of one year, commencing on May 1, 2006 but was cancelable by either party at the end of any month. As compensation, we issued 774,193 shares of our common stock valued, for financial reporting purposes, at $120,000. The shares vested at the rate of 64,516 shares per month. We terminated this agreement at the end of August 2006, at which time the technology transfer firm returned 516,129 shares to us, which we cancelled.

In September 2006, we entered into an agreement to extend, for a period of six months, commencing on September 1, 2006, a consulting agreement with a company that is providing financial operations principal and regulatory compliance security to our wholly owned subsidiary, IPOR Capital LLC. As compensation, we issued 300,000 shares of our common stock valued, for financial reporting purposes, at $30,000.

NOTE 3 – Commitments and Contingencies

We have entered into a five-year employment agreement, dated April 1, 2002, with Vladimir Kuznetsov, our president and a director, which provides for him to receive compensation of $70,000 per annum commencing January 1, 2004, increasing by no less than 15% over the prior year’s compensation each January 1.

Accordingly, on January 1, 2005, his compensation increased to $80,500 per annum and on January 1, 2006, his compensation increased to $92,575 per annum.

We also entered into a five-year employment agreement, dated April 1, 2002, with Leonard W. Suroff, our executive vice president, secretary, treasurer and a director, which provides for him to receive, compensation of $100,000 per annum, commencing with the completion of our initial public offering on December 14, 2004, increasing by no less than 15% over the prior year’s compensation each December 14. Accordingly, on December 14, 2005, his compensation increased to $115,000 per annum.

On March 29, 2006, we extended our employment agreements with Messrs. Kuznetzov and Suroff for an additional three years from March 31, 2007 to March 31, 2010.

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

On March 29, 2006, we granted options to purchase an aggregate of 1,500,000 shares of our common stock to Messrs. Kuznetsov, Suroff and Richard Bernstein, a director, which are exercisable at $.20 per share until March 28, 2011. These options vest at the rate of 25% quarterly.

On January 1, 2006, we adopted the fair value recognition provisions of Statement of Financial Accounting Standards (SFAS) No. 123(R), “Share-Based Payment,” using the modified prospective method. Consequently, for the nine months ended September 30, 2006, our results of operations reflected compensation expense for new stock options granted and vested under our stock option plan during the first nine months of fiscal year 2006. The amount recognized in the financial statements related to stock-based compensation was $42,402 for the nine months ended September 30, 2006. As of September 30, 2006, the total unrecognized compensation cost related to non-vested awards was $83,892 and the period over which the unrecognized compensation cost is expected to be recognized is the next six months.

The fair value of each option granted is estimated on the date of grant using the Black-Scholes option-pricing method. The Company uses historical data to estimate the expected price volatility, the expected option life and the expected forfeiture rate. The risk-free is based on the U.S. Treasury yield curve in effect at the time of grant for the estimated life of the option. The Company has not made any dividend payments nor does it have plans to pay dividends in the foreseeable future. The following assumptions were used to estimate the fair value of options granted during the nine months ended September 30, 2006 using the Black-Scholes option-pricing model:

September 30, 2006
Risk free interest rate	4.81%
Expected term (years)	5.0
Expected volatility	91.022%
Expected dividend yield	---

        A summary of the option activity for the nine months ended September 30, 2006 is as follows:

	Number of Shares	Weighted Average Exercise Price
Options outstanding at January 1, 2006	--	$--
Granted	1,500,000.20

Options outstanding at September 30, 2006	1,500,000.20

Options exercisable at September 30, 2006	1,125,000.20

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

We are also obligated under notes payable to Messrs. Suroff and Bernstein to pay an aggregate of $65,700 and $49,220, respectively, borrowed at various times from January through September 2006, which bear interest at the rate of 5% per annum, compounded annually, and are payable on January 1, 2008.

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

NOTE 8 – Subsequent Events

In the fourth quarter of 2006, we borrowed $4,750 and $1,250 from Messrs. Suroff and Bernstein, respectively, which loans are repayable on January 1, 2008.

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

Liquidity and Capital Resources

        At September 30, 2006, we had $15,154 in cash with a working capital deficit of $349,188.

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

        In 2005 and 2006, we issued an aggregate of 415,000 and 908,064 shares of our common stock, respectively, in exchange for services that have been, or are being, rendered to us.

        Since September 25, 2005, we have been funding our operations primarily from loans from Leonard W. Suroff, our executive vice president, secretary, treasurer and a director, and Richard Bernstein, a director, neither of whom is obligated or committed to make loans to us, and increases in our accounts payable. From September 25, 2005 through December 31, 2005 and during the nine months ended September 30, 2006, we borrowed $65,700 and $49,220, respectively, from Messrs. Suroff and Bernstein. The Notes evidencing these borrowings bear interest at 5.00% per annum, compounded annually, and are payable on January 1, 2008. Since September 30, 2006, we borrowed an additional $4,750 and $1,250 from Messrs. Suroff and Bernstein, respectively, on the same terms.

        During the nine months ended September 30, 2006, we sustained a loss of $651,529, of which $305,111 were non-cash expenses. The cash loss of $346,418 and purchase of furniture, fixtures and equipment of $1,744 were financed from the $47,238 of cash we had on hand at the beginning of the period, an increase of $256,021 of accounts payable and $52,420 of borrowings from Messrs. Suroff and Bernstein.

Commitments and Financial Resources

        We have no present commitments for capital expenditures.

Off-Balance Sheet Arrangements

        We have no off-balance sheet arrangements.

Results of Operations

        During the three and nine months ended September 30, 2006, we incurred losses of $222,603 and $651,529, respectively, compared to losses of $236,506 and $646,752 for the three and nine months ended September 30, 2005, respectively.

        To date, we have received no revenues. Although we are a party to approximately ten financial advisory agreements with Russian clients, each agreement provides that we will only receive compensation for our services upon our client’s successful completion of a covered transaction.

        For the three months ended September 30, 2006, our net loss was $13,903 less than for the three months ended September 30, 2005. The primary reasons for the decrease:

•	An $11,485 a reduction in client development activities, consisting of travel and entertainment, from $14,016 in the 2005 period to $2,531 in the 2006 period as we suspended these activities to conserve our cash.

•	A $7,973 decrease in other expenses due to reductions resulting from our suspension of marketing and advertising activities prior to the commencement of the quarter (these expenses were $45,478 in the third quarter of 2005), the termination of employees in our Russian offices prior to the commencement of the quarter (these expenses were $24,328 in the third quarter of 2005), a reduction of $5,491 in rent for our Moscow office, a $2,223 reduction in legal fees, $3,464 lower automobile expense and $5,718 lower United States office and administrative expenses. These were largely offset by non-cash share-based compensation to our officers and another director of $41,940 resulting from our adoption of SFAS No. 123(R), “Share-Based Payment,” as of January 1, 2006 and a $30,789 increase in non-cash consulting expenses, consisting of the amortization of expense related to the issuance of shares of our common stock to a firm that provides consulting services for regulatory compliance, and to two individuals to provide other consulting services, for our wholly-owned, broker-dealer subsidiary, and to a firm to provide us with technology acquisition opportunities and a $6,000 increase in costs associated with the closing of our Moscow office.

These decreases were partially offset by the following:

•	A $1,250 increase in accounting fees related to fees incurred by our broker-dealer subsidiary which became operational in September 2005.

•	A $2,924 increase in officers’ salaries pursuant to the terms of the employment agreements of our president and chief executive officer and of our executive vice president, secretary and treasurer pursuant to the terms of their employment agreements (although their salaries of $51,895 for the three months ended September 30, 2006 were expensed, only $6,409 of the salary of our president and chief executive officer was paid and the difference accrued).

•	A $1,381 increase in accrued but unpaid interest expense resulting from increased loans made to us by an officer and director and another director, which bore interest at 5% per annum.

        For the nine months ended September 30, 2006, our net loss was $4,777 higher than for the comparable nine months in 2005. The principal reasons for the increase were:

•	A $9,250 increase in accounting fees related to fees incurred by our broker-dealer subsidiary which became operational in September 2005.

•	A $20,310 increase in the compensation of our president and chief executive officer and of our executive vice president, secretary and treasurer pursuant to the terms of their employment agreements (although their salaries of $155,685 for the nine months ended September 30, 2006 were expensed, only $10,429 of the salary of our president and chief executive officer was paid and the difference accrued).

•	A $23,273 increase in other expenses due to non-cash share-based compensation to our officers and another director of $84,348 resulting from our adoption of SFAS No. 123(R), “Share-Based Payment,” as of January 1, 2006 and a $106,478 increase in non-cash consulting expenses resulting from the amortization of the expense related to the issuance of shares of our common stock to a firm that provides consulting services for regulatory compliance, and to two individuals to provide other consulting services, for our wholly-owned, broker-dealer subsidiary and to a firm to provide us with technology acquisition opportunities and an $6,000 increase in costs associated with the closing of our Moscow Office. These were partially offset, principally, by a $91,902 reduction in marketing and advertising expense as we suspended these operations during the period, a $28,040 reduction in legal fees, a reduction in wages of our Moscow office of $26,204, $9,157 lower automobile expense, $12,991 lower United States office and administrative expenses and an reduction of $5,259 in rent for our Moscow office.

•	A $3,391 increase in accrued but unpaid interest expense resulting from increased loans made to us by an officer and director and another director, which bore interest at 5% per annum.

        These increases were partially offset by a reduction of $51,447 in client development activities, consisting of travel and entertainment, from $60,047 in the 2005 period to $8,600 in the 2006 period as we suspended these activities during the 2006 period to conserve our cash.

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

PART II. OTHER INFORMATION

Item 2.      Unregistered Sales of Equity Securities and Use of Proceeds

(a) Unregistered Sales of Equity Securities

                          In September 2006, we entered into an agreement to extend, for a period of six months, commencing on September 1, 2006, a consulting agreement with a company that is providing financial operations principal and regulatory compliance security to our wholly owned subsidiary, IPOR Capital LLC. As compensation, we issued 300,000 shares of our common stock valued, for financial reporting purposes, at $30,000.

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

(b) Use of Proceeds.

                          Not applicable.

(c) Cancellation of Shares

                          On May 1, 2006, we entered into an agreement with a technology transfer firm that is providing us with technology acquisition opportunities for a term of one year, commencing on May 1, 2006 but was cancelable by either party at the end of any month. As compensation, we issued 774,193 shares of our common stock valued, for financial reporting purposes, at $120,000. The shares vested at the rate of 64,516 shares per month. We terminated this agreement at the end of August 2006, at which time the technology transfer firm returned 516,129 shares to us, which we cancelled.

Item 6.      Exhibits

Exhibit No.	Description

4.01*	Form of Promissory Notes issued by IPORUSSIA, INC. to Leonard W. Suroff and Richard Bernstein between September 6, 2006 and October 12, 2006, together with a schedule setting forth the details in which each such promissory note issued to date has differed.

31.01*	Certification of principal executive officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 promulgated under the Securities Exchange Act of 1934.

31.02*	Certification of principal financial officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 promulgated under the Securities Exchange Act of 1934.

32.01*	Certification of Principal Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.02*	Certification of Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

_________________
* Filed herewith

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: November 20, 2006

IPORUSSIA, INC.

By:	/s/ Leonard W. Suroff Leonard W. Suroff Treasurer and Chief Financial Officer

Exhibit Index

Exhibit No.	Description

4.01*	Form of Promissory Notes issued by IPORUSSIA, INC. to Leonard W. Suroff and Richard Bernstein between September 6, 2006 and October 12, 2006, together with a schedule setting forth the details in which each such promissory note issued to date has differed.

31.01*	Certification of principal executive officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 promulgated under the Securities Exchange Act of 1934.

31.02*	Certification of principal financial officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 promulgated under the Securities Exchange Act of 1934.

32.01*	Certification of Principal Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.02*	Certification of Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

_________________
* Filed herewith