Form 10KSB
period 2006-12-31
IPORUSSIA INC
filed 2007-03-22
CIK 1179090

UNITED STATES
               SECURITIES AND EXCHANGE COMMISSION
                     WASHINGTON, D.C. 20549

                           FORM 10-KSB

[ X ] ANNUAL REPORT UNDER PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
         EXCHANGE ACT OF 1934 FOR THE FISCAL YEAR ENDED DECEMBER, 2006

                               OR

[   ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
       EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM _____ TO _____


               Commission File Number:  000-51076

                         IPORUSSIA, INC.
---------------------------------------------------------------------------
(Exact name of small business issuer as specified in its charter)

               Delaware                          38-3649127
---------------------------------------------------------------------------
(State or other jurisdiction of      (IRS Employer Identification No.)
incorporation or organization)


          12 Tompkins Avenue, Jericho, New  York 11753
---------------------------------------------------------------------------
            (Address of principal executive offices)

                         (516) 937-6600
---------------------------------------------------------------------------
                   (Issuer's telephone number)

 SECURITIES REGISTERED UNDER SECTION 12(b) OF THE EXCHANGE ACT:
                              NONE

 SECURITIES REGISTERED UNDER SECTION 12(g) OF THE EXCHANGE ACT:

                 Common Stock, $0.0001 Par Value
               -----------------------------------
                        (Title of Class)

Indicate by check mark if the registrant is not required to  file reports pursuant to Section 13 or 15(d) of the Exchange Act.
YES                   NO   X
      ---                  ---

Check whether the issuer: (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.  YES    X    NO
                                                 ---        ---

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any
amendment to this Form 10-KSB.   X
                                ---

Indicate by check mark whether the registrant is a shell  company
(as defined in Rule 12b-2 of the Exchange Act). YES  X    NO
                                                    ---      ---

Issuer's revenues for its most recent fiscal year:    $0
                                                    ------

As of March 15, 2007, 15,744,492 shares of the registrant's Common Stock were outstanding. The aggregate market value of the voting common equity held by non-affiliates (based on the closing bid price of $0.09 as reported on March 15, 2007 by the NASD Over-the-Counter Bulletin Board) was approximately $626,670.

           DOCUMENTS INCORPORATED BY REFERENCE:  None

   Transitional Small Business Disclosure Format (Check One):
                  Yes               No     X
                      ---                 ---

                        TABLE OF CONTENTS

Item Number and Caption                                               Page

PART I

Item 1.  Description of Business..........................................1

Item 2.  Description of Property.........................................10

Item 3.  Legal Proceedings...............................................11

Item 4.  Submission of Matters to a Vote  of  Security Holders...........11

PART II

Item 5.  Market for Common Equity and Related Stockholder Matters........11

Item 6.  Management's Discussion and Analysis or Plan of Operations......15

Item 7.  Financial Statements............................................20

Item 8.  Changes in and Disagreements With Accountants on Accounting
           and Financial Disclosure......................................20

Item 8A. Controls and Procedures.........................................21

Item 8B. Other Information...............................................21

PART III

Item  9. Directors, Executive Officers, Promoters and Control Persons;
         Compliance with Section 16(a) of the Exchange Act...............21

Item 10. Executive Compensation..........................................25

Item 11. Security Ownership of Certain Beneficial Owners and Management..29

Item 12. Transactions with Related Persons, Promoters and Certain
           Control Persons...............................................30

Item 13. Exhibits and Reports on Form 8-K................................30

Item 14. Principal Accountant Fees and Services..........................33

Signature................................................................35

This Annual Report includes forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Except for the historical and factual information contained herein, the matters set forth in this filing, including statements identified by words such as "may," will," "expect," "should," "anticipate," "estimate," "believe," "intend," or "project," or the negative of these words or other variations on these words or comparable terminology, are forward-looking statements. These forward-looking statements involve known and unknown risks, uncertainties and other factors that may cause the actual results, performance, achievements or transactions of IPORUSSIA, INC. ("IPOR") or the benefits of the proposed transaction to be materially different from any future results, benefits, performance, achievements or transactions expressed or implied by such forward-looking statements. Such risks, uncertainties and other factors relate to, among others, satisfaction of closing conditions to the transaction. You should not place undue reliance on these forward-looking statements, which speak only as of the date of this Information Statement. IPOR assumes no obligation to update or supplement forward-looking statements that become untrue because of subsequent events.


                             PART I

ITEM 1.   DESCRIPTION OF BUSINESS.

Business History
----------------

  Unless the context otherwise requires, references to "we", "us", "IPOR", "IPORUSSIA" or the "Company" include IPORUSSIA,
INC. and its subsidiary IPOR CAPITAL, LLC formed and registered as a securities broker-dealer.

  IPOR was incorporated in the State of Delaware on April 1, 2002. IPOR offers business advisory services to private companies located in the Russian Federation that are interested capital, usually by taking their companies public, as a means of obtaining access to funding for their companies and liquidity for their principals and other stockholders. IPOR offers a range of business advisory services to its clients, including providing information regarding the requirements and procedures of going public, assisting them in assembling a team of professionals knowledgeable and experienced in the process, and providing other services to facilitate their capital financing. In appropriate situations IPOR may, alternatively, help its clients to determine whether strategic alliances, including business combinations, are more appropriate for their needs than public or private offerings of their securities.

  IPOR focuses its business within the Russian Federation. IPOR believes there are a significant number of companies in Russia seeking assistance to raise capital through the public markets. IPOR intends to guide and assist selected companies considering a public offering but which lack the expertise to enable them to proceed with the process on their own. IPOR's target market consists of established businesses with products or services that IPOR perceives as having compelling features and providing benefits that IPOR believes will be well-received in the marketplace, with national or international sales potential, and whose management teams have limited or no experience or knowledge in the going-public process. IPOR does not intend to limit its clients to those in any particular industry.

  Since IPOR began operations in April 2002, it has been seeking to establish a client base through the efforts of its president and chief executive officer who is based in Russia and through various organizations in Russia seeking to foster foreign investment in Russian companies. IPOR attracts potential clients from various sources, through contacts that its chief executive officer and certain members of its advisory board have in Russia, contacts with various accounting and law firms located in Russia and through its Internet website located at www.iporussia.com to which prospective clients have access. Although IPOR has entered into a number financial advisory agreements with Russian clients, to date IPOR has not generated revenues. IPOR's principal competitors in Russia include investment banking firms, law firms, accounting firms and specialized consulting companies, most of whom have more experience in capital raising than IPOR and its executive officers, greater market presence and more financial, technical, personnel, marketing and other resources than IPOR.

  IPOR offers its clients the following services in planning to raise capital:

     * Familiarizing clients with the process and procedures for raising capital in the United States, including, the potential benefits and detriments to selling their securities in public markets, the registration process, listing requirements and procedures;

     * Assisting    clients   in   evaluating   their    business
       opportunities and strategic and financial alternatives with a view toward maximizing business opportunities and stockholder value;

     * Work with clients to analyze the potential economic impact to them, their principals and their stockholders of a public offering and other forms of financing;

     * Helping clients to develop business strategies and goals, and assisting in the preparation of a business plan;

     * Advising on the establishment of a capital structure suitable for a public company to assure it has adequate authorized securities, sufficient outstanding shares for an adequate public float and a structure designed to have a minimum offering price required in order for institutional investors to invest and establish a range customary in the market in which their securities are to be offered;

     * Advising on building and strengthening management teams that are appropriate for a public company, including individuals with appropriate operational, financial and accounting backgrounds;

     * Advising on the creation of compensation arrangements, including incentive programs, to align the interests of management and investors;

     * Helping clients develop a board of directors structure acceptable to United States investors and that meets the applicable requirements of the exchange or automated trading system on which the client proposes to list its securities, including helping to find sufficient and appropriate independent directors and establishing audit, compensation and other committees;

     * Advising on the appropriate market on which the securities proposed to be offered by its clients are to be listed and traded, including providing information regarding the criteria for initial and continued listing of the potential markets;

     * Interviewing and recommending to clients, in both their country of origin and in the countries in which they intend to offer their securities law firms, accounting firms, investment banking firms and underwriters;

     * Introducing clients to transfer agents, registrars and banknote companies;

     * Counseling on public relations following completion of an offering, including recommending public relations firms to the client; and

     * Assisting   in   the  organization  and   development   of
       information for inclusion in a registration statement or other disclosure document and in listing documents.

  The services being provided by IPOR to clients in Russia, including introducing them to underwriters, investment bankers and other financing sources do not require IPOR to obtain Russian governmental approvals or licenses, although IPOR has registered as a company doing business in that country.

  While IPOR will not raise capital directly for its clients or find strategic partners for them, IPOR intends to introduce its clients to broker-dealers who may assist its clients in raising capital from public and private offerings and in finding strategic partners for its clients. Until late in 2006, IPOR conducted these operations through its wholly-owned subsidiary, IPOR CAPITAL, LLC ("IPOR Capital"), which was registered as a securities broker-dealer in the United States. IPOR formed IPOR Capital in February 2005 and it became a securities broker-dealer registered with SEC and a member of the National Association of Securities Dealers ("NASD") and Securities Investor Protection Corporation ("SIPC") in September, 2005. IPOR intended that that subsidiary, which was registered in New York, would also register in additional states in which IPOR will be conducting a securities business. The NASD broker-dealer membership agreement permits IPOR to solicit other broker dealers to manage or co-manage public offerings for Russian and other foreign companies, as a finder and/or consultant, and permited IPOR to participate in private placements of securities to institutional and accredited investors for its clients in the United States.

  In December 2006 however, IPOR voluntarily withdrew its broker-dealer registration for IPOR Capital due to IPOR's weak financial condition and lack of revenue-producing client engagements. No completed transactions were ever consummated through IPOR Capital.

  On March 17, 2007, IPOR formed IPORussia Limited, a wholly-owned United Kingdom corporation, with the intent to access the Alternate Investment Market in London on behalf of its clients. No physical location for IPORussia Limited was ever established, no transactions were ever identified or undertaken and IPORussia Limited, at March 22, 2007, is pending dissolution.

  IPOR does not provide any legal or accounting advice to clients, which advice will be provided by attorneys, accountants, investment bankers or others who IPOR either introduces or recommends to its clients.

  IPOR  believes  fees for its services will include  cash  fees, equity and warrants in client companies' common stock or a combination of those forms of consideration. The amount of cash, equity and warrants will vary depending on the type and scope of services required by the client and through negotiation with each client. In all cases, the compensation payable to IPOR will depend on the successful completion of a capital raise or strategic alliance by its clients. To date, IPOR has entered into a number of agreements to advise Russian clients, including banks, to assist in their efforts to raise additional capital. Each agreement generally provides for IPOR to endeavor to introduce the client to one or more underwriting companies, stock brokerage companies or investors who may be interested in engaging in a financing arrangement or in a business combination with the client. IPOR's clients have agreed to pay us a cash fee, only upon the successful closing of the transaction, of 3% to 10% of the capital raised or consideration paid in any of those type transactions that are consummated. The agreements provide for a 24-month term and IPOR is entitled to receive its full fee even if a covered transaction is entered into up to two years after the expiration of the agreement with an investor whom IPOR introduced to the client during the term of the agreement. IPOR has agreed to pay 1/10 to 2/7 of its fees to a stockholder who owns less than 5% of its common stock.

  To  date,  IPOR  has not earned any revenues  from  any  client engagements and, based on the status of its current client engagements, no revenues are expected in the near future. As a result, and in light of IPOR's limited staff and financial resources, during 2006, IPOR decided to withdraw the broker-dealer registration of its subsidiary and to curtail its business development and marketing activities. Additionally, Leonard W. Suroff, IPOR's former Executive Vice President, Secretary, Treasurer and a director died on December 26, 2006, and IPOR has not found a suitable replacement for him, and does not intend to do so.

Pending Change of Control Transaction
-------------------------------------

  On March 8, 2007, IPOR and KI Equity Partners VI, LLC, a Delaware limited liability company ("KI Equity"), entered into a Securities Purchase Agreement ("Purchase Agreement") under which IPOR is to, at the closing of the transactions contemplated under the Purchase Agreement ("Closing"), sell to KI Equity, and KI Equity is to purchase from IPOR, 65,789,474 shares of IPOR's common stock ("Shares") for a purchase price of $625,000 ("Purchase Price"), or approximately $0.0095 per share. The issuance of the Shares is intended to be exempt from registration under the Securities Act of 1933, as amended (the "Securities Act"), pursuant to Section 4(2) thereof. As such, the Shares may not be offered or sold unless they are registered under the Securities Act, or an exemption from the registration requirements of the Securities Act is available. No registration statement covering the Shares has been or is expected to be filed with the United States Securities and Exchange Commission ("SEC" or "Commission") or with any state securities commission in connection with the issuance of the Shares. However, as a condition to the Closing, IPOR will grant certain demand and piggyback registration rights to KI Equity with respect to the Shares. The Registration Rights Agreement covering the foregoing registration rights is to be executed by IPOR and KI Equity at the Closing.

  IPOR is presently authorized under its Certificate of Incorporation to issue 100,000,000 shares of common stock, $0.0001 par value per share, and 1,000,000 shares of preferred stock, $0.0001 par value per share. As of March 15, 2007, IPOR had 15,744,492 shares of its common stock issued and outstanding. Following the issuance of the Shares to KI Equity under the

Purchase Agreement, KI Equity would own approximately 80.7% of the total outstanding shares of IPOR's common stock immediately following the Closing.

  In connection with the Purchase Agreement, and as a condition to the Closing, Vladimir F. Kuznetsov, IPOR's current President, CEO and a director ("Kuznetsov"), Mark R. Suroff, IPOR's current Executive Vice President, Secretary and Treasurer ("Mark R. Suroff"), the estate of Leonard W. Suroff, IPOR's former Executive Vice President, Secretary, Treasurer and a director ("Suroff"), and Richard Bernstein, IPOR's current director ("Bernstein") (individually, a "Principal" and collectively, the "Principals") are to terminate any and all agreements and contracts with IPOR and its affiliated companies including, without limitation, any employment, consulting and stock option agreements, and to fully irrevocably release IPOR from any and all debts, liabilities and obligations, all pursuant to the terms and conditions of certain release agreements ("Release Agreement") to be executed by each of them at the Closing.

  In connection with the Purchase Agreement, and as a further condition to the Closing, Kuznetsov, Mark R. Suroff and Bernstein (collectively, the "Indemnitors") will agree to indemnify and hold IPOR harmless from all liabilities and obligations related to the period prior to Closing, pursuant to the terms and conditions of a certain indemnity agreement ("Indemnity Agreement") to be executed at Closing. Pursuant to the Indemnity Agreement, IPOR will pay the Indemnitors a cash payment in the amount of $50,000 in the aggregate for their agreement to indemnify IPOR. The parties have agreed that the $50,000 payable under the Indemnity Agreement will be held in escrow for up to 90 days following and as a result of the Closing to cover any indemnity claims.

  The Registration Rights Agreement, the Release Agreement and the Indemnity Agreement will be included in a Current Report on Form 8-K to be filed with the SEC by IPOR following the Closing.

  Completion of the transactions contemplated by the Purchase Agreement is also subject to the satisfaction of certain other conditions including, without limitation, (i) the payment of all of IPOR's liabilities and obligations at Closing from the proceeds of the Purchase Price (including the consideration payable to the Indemnitors under the Indemnity Agreement), (ii) the cancellation of all contracts involving IPOR, (iii) the filing of this Annual Report and the tax returns for the year ended December 31, 2006, (iv) compliance with regulatory requirements, (v) the continued quotation of IPOR's common stock on the NASD Over-the-Counter Electronic Bulletin Board ("OTC BB"), (vi) delivery of certain legal opinions from IPOR's counsel, (vii) the delivery of various closing documents, (viii) the resignation of IPOR's existing officers and directors as of the Closing, and (ix) completion of due diligence investigation of IPOR by KI Equity.

  Effective as of the Closing, and subject to compliance with applicable regulatory requirements, including the preparation, filing and distribution to IPOR's stockholders of an Information Statement pursuant to Section 14(f) of the Securities Exchange Act of 1934, as amended, and Rule 14f-1 promulgated thereunder ("Information Statement") at least ten (10) days prior to the Closing, IPOR's existing officers and directors are to resign, and IPOR's existing directors are to appoint Kevin R. Keating as the sole director, Chief Executive Officer, Chief Financial Officer, President, Secretary and Treasurer of IPOR. IPOR filed the Information Statement with the SEC, and mailed the Information Statement to its record stockholders, on March 12, 2007.

  Additional information concerning Kevin R. Keating, who will serve as IPOR's sole director following the Closing, is set forth in the Information Statement.

  The parties expect the closing of the transactions under the Purchase Agreement to occur on or about March 23, 2007. However, there can be no assurances that the transaction contemplated by the Purchase Agreement will be completed.

  The Purchase Agreement may be terminated as follows: (i) by mutual written consent, (ii) by either party if the purchase transaction is not consummated by March 23, 2007, (iii) by either party if the purchase transaction is prohibited by the issuance of an order, decree or ruling, and (iv) by either party if the other is in material breach of any representation, warranty, covenant or agreement.

  The  directors of IPOR have approved the Purchase Agreement and
the   transactions   contemplated   thereunder,   the   Indemnity
Agreement,  the  Release  Agreement and the  Registration  Rights
Agreement.

Employees
---------

  Currently, IPOR has only two part time employees, Vladimir F. Kuznetsov, its president and chief executive officer, who is employed at IPOR's Moscow office and Mark R. Suroff, its executive vice president, secretary and treasurer employed in the United States. There are no other employees in the Moscow office. As a result of the recent death of Leonard W. Suroff, IPOR's former Executive Vice President, Secretary and Treasurer, there are no employees in the United States.

Change in Shell Company Status
------------------------------

  Due to its weak financial condition, IPOR's decision to withdraw the broker-dealer registration of its wholly-owned subsidiary, IPOR Capital, LLC, and the transactions contemplated under the Purchase Agreement, effective as of the Closing, IPOR will discontinue any further active business operations and, as a result, will become a "shell company" (as such term is defined in Rule 12b-2 under the Securities Exchange Act of 1934, as amended) and its sole business will be to identify, evaluate and investigate various companies with the intent that, if such investigation warrants, a reverse merger transaction could be negotiated and completed, pursuant to which IPOR would acquire a target company with an operating business, with the intent of continuing the acquired company's business as a publicly held entity.

Risk Factors
------------

  Assuming the completion of the transactions under the Purchase Agreement, which completion is not assured, an investment in IPOR's common stock in view of its potential shell company status involves investment risks and the possibility of the loss of an investor's entire investment. A prospective investor should evaluate all information about IPOR and the risk factors discussed below in relation to his financial circumstances before investing in IPOR.

  Each of the following risk factors is based on IPOR becoming a shell company whose sole business will be to identify, evaluate and investigate various companies with the intent that, if such investigation warrants, a reverse merger transaction could be negotiated and completed, pursuant to which IPOR would acquire a target company with an operating business, with the intent of continuing the acquired company's business as a publicly held entity

      1. No Current Operating Business. Assuming completion of the transactions under the Purchase Agreement, IPOR will have no relevant operating business, revenues from operations or assets. As such, its business plan is to seek a merger or business combination with an operating business. IPOR faces all of the risks inherent in the investigation, acquisition, or involvement in a new business opportunity. An investor's purchase of any of IPOR's securities must be regarded as placing funds at a high risk in a new or "start-up" venture with all of the unforeseen costs, expenses, problems, and difficulties to which such ventures are subject.

      2. No Assurance of Success or Profitability. There is no assurance that IPOR will acquire a suitable and favorable business opportunity in a reverse merger transaction. In addition, even if IPOR becomes involved in a business opportunity, there is no assurance that the business IPOR acquires will generate revenues or profits, or that the value of IPOR's common stock will increase as a result of the acquired business opportunity.

      3. Possible Business - Not Identified and Highly Risky. IPOR has not identified and has no commitments to enter into or acquire a specific business opportunity and therefore it can disclose the risks and hazards of a business or opportunity that it may acquire only in a general manner, and cannot disclose the risks and hazards of any specific business or other opportunity that IPOR may enter into. An investor can expect a potential business opportunity to be quite risky. IPOR's acquisition of or participation in a business opportunity could result in a total loss to IPOR's investors and stockholders if the target business is unsuccessful. Further, any investment in IPOR may continue to be highly illiquid.

      4. Type of Business Acquired. The type of business that may be acquired is not identified. Therefore, investors and stockholders have to rely on IPOR's management to determine which target business to pursue. There are no controlling parameters of the business to be acquired. Thus, ultimately an investment will depend on the target business and therefore investors in IPOR will be subject to all the risks that would be associated with that selected business. IPOR's management may have the right to approve and authorize a reverse merger transaction with a target company without obtaining the vote of the majority of its stockholders.

      5. Impracticability of Exhaustive Investigation. IPOR has limited funds and lacks full-time management which will likely make it impracticable for it to conduct a complete and exhaustive investigation and analysis of a business opportunity before IPOR commits its limited capital and other resources to acquire a target business. Management decisions, therefore, likely will be made without detailed feasibility studies, independent analysis, market surveys, and the like which, if IPOR had more funds available to it, would be desirable. IPOR will be particularly dependent in making decisions upon information provided by the promoter, owner, sponsor, or others associated with the business opportunity seeking to be acquired by IPOR.

      6. Lack of Diversification. Because of IPOR's limited financial resources, it is unlikely that IPOR will be able to
diversify  its  acquisitions  or operations.   The  inability  to
diversify its activities into more than one area will subject IPOR's investors and stockholders to economic fluctuations within a particular business or industry and therefore increase the risks associated with the investment. IPOR only intends to acquire a single business opportunity and thus your investment will lack diversification.

      7. Maintenance of Reporting Company Status. IPOR will require audited financial statements from target companies that it proposes to acquire. No assurance can be given, however, that the post-transaction company will, following the closing of the reverse merger transaction, be able to continue to meet the reporting requirements under the Securities Exchange Act of 1934, as amended ("Exchange Act") including, without limitation, the timely preparation of reviewed and audited financial statements. IPOR, at the time of acquisition, will be subject to the reporting provisions of the Exchange Act, and thus will be required to furnish certain information about significant acquisitions, including audited financial statements for any business that the shell company acquires. In cases where IPOR has completed a reverse merger transaction and reviewed and audited financial statements cannot subsequently be obtained, the continued ability of the post-transaction company to remain a reporting company and publicly trading will be in jeopardy and may significantly reduce the value of your investment.

      8. Investment Company Regulation. IPOR does not intend to become classified as an "investment company" under the Investment Company Act of 1940 (the "Investment Act"). IPOR believes that it will not become subject to regulation under the Investment Act because (i) it will not be engaged in the business of investing or trading in securities, and (ii) any acquisition undertaken will result in the target company obtaining a majority interest in IPOR. Should there be a requirement to register as an investment company, it would cause significant registration and compliance costs. Any violation of the Investment Act will subject IPOR to materially adverse consequences. Should the SEC find that IPOR is subject to the Investment Act, and order registration under the Investment Act, IPOR would resist such finding and take steps to avoid such registration. Irrespective of whether the SEC or IPOR were to prevail in such dispute about whether or not IPOR is an investment company, however, the damages and delays could be costly.

      9. Other Regulation. Any acquisition made by IPOR may be of a business that is subject to regulation or licensing by federal, state, or local authorities. Foreign companies may also be considered, and be subject to similar business regulations as are applicable in the United States and also may be subject to limitations on ownership by foreign persons and entities. Compliance with such regulations and licensing can be expected to be a time-consuming, expensive process and may limit IPOR's other investment opportunities. IPOR intends to pursue potential business opportunities in foreign countries, including China, and as such, such opportunities will be subject to foreign country laws and regulations affecting foreign investment, business operations, currency exchange, repatriation of profits, and taxation, which will increase the risk of your investment.

      10. Dependence upon Management. IPOR will be heavily dependent upon the skills, talents, and abilities of its management to implement its business plan. Management may devote limited time to IPOR's affairs, which may be inadequate for its business, and may delay the acquisition of any business opportunity considered. Furthermore, management has little experience in seeking, investigating, and acquiring businesses and will depend upon its limited business knowledge in making decisions regarding IPOR's acquisition of a business opportunity. Because investors will not be able to evaluate the merits of possible business acquisitions by IPOR, they should critically assess the information concerning the management.

      11. Dependence upon Outside Advisors. To supplement the business experience of management, IPOR may be required to employ accountants, technical experts, appraisers, attorneys, or other consultants or advisors. Some of these outside advisors may be affiliates of IPOR or their affiliated entities. The selection of any such advisors will be made by IPOR's management without any input from stockholders.

      12. Conflicts of Interest. Management has other business interests to which they will devote primary attention. As a result, conflicts of interest may arise that can be resolved only through the exercise by them of their judgment as may be consistent with their fiduciary duties. Management will try to resolve conflicts to the best advantage of all concerned.

      13. Need for Additional Financing. In all likelihood IPOR will need additional funds to take advantage of any available acquisition business opportunity. Even if IPOR were to obtain sufficient funds to acquire an interest in a business opportunity, IPOR may not have sufficient capital to fully exploit the opportunity. IPOR's ultimate success will depend upon its ability to raise additional capital at the time of the acquisition and thereafter. When additional capital may be needed, there can be no assurance that funds will be available from any source or, if available, that they can be obtained on acceptable terms.

      14. Borrowing Transactions. There is a possibility that any acquisition of a business opportunity by IPOR will require borrowing against the assets of the business opportunity to be acquired, or against the projected future revenues or profits of the business opportunity. This leverage could increase our exposure to larger losses. There is no assurance that any business opportunity acquired through borrowing and leverage will generate sufficient revenues to cover the related debt and expenses.

      15.  No Foreseeable Dividends.  IPOR does not intend to pay
any   dividends.    IPOR  does  not  foresee  making   any   cash
distributions in the manner of a dividend or otherwise.

     16. Loss of Control by Present Management and Stockholders. It is likely that any acquisition of an operating company will result in a change in control of the then current directors, officers and the stockholders. Therefore, IPOR's management prior to the acquisition will be changed to those of the target company and its stockholders, who will then control the combined company. At that time, IPOR's stockholders will be at investment risk for the decisions about the business by persons that they may not know or have any ability to influence through a board seat or by the voting mechanism of stockholders.

      17. Dilutive Effects of Issuing Additional Common Stock. In any reverse merger transaction, for tax reasons and management reasons, the owners of the target company will be issued a large number of shares of common stock and/or preferred stock which will dilute the ownership interest of IPOR's current stockholders. In addition, at the time of the reverse merger, it will be likely that there will be additional authorized but unissued shares that may be later issued by the then new management for any purpose without the consent or vote of the stockholders. The acquisition issuance and additional issuances that may occur will dilute the interests of IPOR's stockholders after any reverse merger transaction.

     18. Thinly-traded Public Market. IPOR's securities will be very thinly traded, and the price if traded may not reflect the value of the company. In connection with a reverse merger transaction, IPOR may have to undertake a reverse split of its shares. There can be no assurance that there will be an active market for IPOR's shares either now or after completion of a reverse merger. The market liquidity will be dependant on the perception of the operating business and any steps that management might take to bring the company to the awareness of investors. There can be no assurance given that there will be any awareness generated. Consequently investors may not be able to liquidate their investment or liquidate it at a price that reflects the value of the business. If a more active market should develop, the price may be highly volatile. Because there may be a low price for IPOR's securities, many brokerage firms may not be willing to effect transactions in the securities.
Even if an investor finds a broker willing to effect a transaction in the securities, the combination of brokerage commissions, transfer fees, taxes, if any, and any other selling costs may exceed the selling price. Further, many lending institutions will not permit the use of such securities as collateral for any loans. IPOR's shares are currently quoted on the OTC BB. Management intends to strongly consider undertaking a business transaction with a private operating company which will allow its shares to be quoted and traded on the NASDAQ Global Market, NASDAQ Capital Market or a national exchange. However, there can be no assurance that, upon a business combination or after, IPOR will qualify its shares for quotation or listing on NASDAQ or a national exchange, or be able to maintain the criteria necessary to insure continued quotation or listing.

     19. Possible Rule 144 Sales. The majority of IPOR's shares currently outstanding are "restricted securities" within the meaning of Rule 144 under the Securities Act of 1933, as amended (the "Securities Act"). As restricted shares, these shares may be resold only pursuant to an effective registration statement or under the requirements of Rule 144 or other applicable exemption from registration under the Act and as required under applicable state securities laws. Rule 144 provides in essence that a person who has held restricted securities for a period of one year may, under certain conditions, sell every three months, in brokerage transactions, a number of shares that does not exceed the greater of 1.0% of a company's outstanding common stock or the average weekly trading volume during the four calendar weeks prior to the sale. There is no limit on the amount of restricted securities that may be sold by a non-affiliate after the restricted securities have been held by the owner for a period of two years. Stockholders who own 10% or more of IPOR's shares will likely be deemed an affiliate until 90 days after a reverse merger is completed with a target company. After such 90-day period, and assuming said shares have been held for more than two years, these stockholders may be able to sell their shares without volume restrictions. A sale under Rule 144 or under any other exemption from the Securities Act, if available, or pursuant to subsequent registrations of IPOR's shares, may have a depressive effect upon the price of IPOR's shares in any market that may develop.

ITEM 2.   DESCRIPTION OF PROPERTY.

  IPOR presently maintain its principal executive offices on Long Island, New York, at the residence of IPOR's former Executive Vice President, Secretary and Treasurer, Leonard W. Suroff, from which IPOR conducts its limited operations, and for which IPOR pays no rent and does not anticipate paying rent in the future.

  IPOR had an office in Moscow, Russia under a month-to-month lease, at a rental of $1,900 per month. This lease expired on March 2, 2007 and was not renewed. IPOR no longer maintains an office in Russia.

  We do not own any real or personal property nor do we have any plans to acquire any real or personal property in the future. We do not own any significant business operating assets. We do not maintain any policy of insurance to insure any property or business operations.

ITEM 3.   LEGAL PROCEEDINGS.

  We   are   not  aware  of  any  pending  or  threatened   legal
proceedings in which we are involved.


 ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

  During  the  fourth   quarter of the year ended   December  31,
2006,   no  matter  was  submitted to a vote  of  our  securities
holders,   whether  through  the  solicitation  of   proxies   or
otherwise.


                             PART II

ITEM 5.   MARKET  FOR COMMON EQUITY, RELATED STOCKHOLDER  MATTERS
          AND   SMALL   BUSINESS  ISSUER  PURCHASES   OF   EQUITY
          SECURITIES.

  IPOR's common stock was approved for quotation on the National Association of Securities Dealers OTC Bulletin Board ("OTC BB") under the symbol IPOR commencing on January 6, 2005. Prior to that date IPOR's common stock was not eligible for trading or quotation on any market or stock exchange. IPOR's common stock trades only sporadically and has experienced in the past, and is expected to experience in the future, significant price and volume volatility. The table below sets forth the reported high and low bid prices for the periods indicated. The bid prices shown reflect quotations between dealers, without adjustment for markups, markdowns or commissions, and may not represent actual transactions in IPOR's securities.

Per Share Common Stock Bid Prices by Quarter

For the Fiscal Year Ended on December 31, 2006
----------------------------------------------

                                       High*       Low*
                                       -----       ----
            First Quarter              $0.19       $0.13

            Second Quarter             $0.18       $0.10

            Third Quarter              $0.14       $0.08

            Fourth Quarter             $0.17       $0.04

For the Fiscal Year Ended on December 31, 2005
----------------------------------------------


                                       High*       Low*
                                       -----       ----
            First Quarter (commencing
              January 6, 2005)         $1.15       $1.02

            Second Quarter             $1.02       $0.60

            Third Quarter              $0.90       $0.35

            Fourth Quarter             $0.40       $0.17



* Based on information obtained from www.bigcharts.com, a service
                                     -----------------
of Market Watch, Inc.

Holders
-------

  As of March 15, 2007, IPOR had 15,744,492 shares of common stock outstanding. There were approximately 102 holders of record of our common stock at March 15, 2007 and an indeterminate number of additional shareholders through nominee or street name accounts with brokers. Our transfer agent is OTC Corporate Transfer Service Co., Jericho, New York



Dividends
---------

  No dividends have been paid by IPOR to date. IPOR does not expect to declare dividends for the immediate future.

Recent Sales of Unregistered Securities
---------------------------------------

  Effective January 21, 2005, IPOR issued 100,000 shares of common stock to a consultant for consulting services related to establishment of its broker-dealer subsidiary, which shares were valued at $100,000.

  Effective January 21, 2005, IPOR issued 40,000 shares of common stock to a consultant for market research services, which shares were valued at $40,000.

  Effective April 15, 2005, IPOR issued 200,000 shares of common stock to two consultants for consulting services related to establishment of its broker-dealer subsidiary, which shares were valued at $200,000.

  Effective May 1, 2005, IPOR issued 50,000 shares of common stock to a foreign investor for $50,000 cash investment in IPOR.

  Effective August 1, 2005, IPOR issued 75,000 shares of common stock to a consultant for investor relations services, which shares were valued at $52,501.

    Effective August 16, 2005, IPOR issued 71,428 shares of common stock to two foreign investors for a $25,000 cash investment in IPOR.

  Effective April 10, 2006, IPOR issued 350,000 shares of common stock to a consultant for consulting services related to its broker-dealer subsidiary, which shares were valued at $70,000.

  Effective May 1, 2006, IPOR issued 774,193 shares of common stock to a technology transfer firm in connection with a strategic alliance, which shares were valued at $120,000. On August 31, 2006, 516,129 shares were cancelled in connection with the termination of this strategic alliance.

  Effective  September  1, 2006, IPOR issued  300,000  shares  of common  stock to a consultant for consulting services related  to
its  broker-dealer  subsidiary,  which  shares  were  valued   at
$30,000.

  In connection with the above stock issuances, we did not pay any underwriting discounts or commissions. None of the sales of securities described or referred to above was registered under the Securities Act of 1933, as amended (the "Securities Act"). Each of the purchasers fell into one or more of the categories that follow: an existing shareholder, a creditor, a current or former officer or director, a service provider, or an accredited investor with whom IPOR or its affiliates had a prior business relationship. As a result, no general solicitation or advertising was used in connection with the sales. In making the sales without registration under the Securities Act, IPOR relied upon one or more of the exemptions from registration including those contained in Sections 4(2) of the Securities Act and in Regulations D and S promulgated under the Securities Act.

Penny Stock
-----------

  IPOR's securities are subject to the SEC's "penny stock" rules. The penny stock rules may affect the ability of owners of our shares to sell them. There may be a limited market for penny stocks due to the regulatory burdens on broker-dealers. The market among dealers may not be active. Investments in penny stocks often are unable to sell stock back to the dealer that sold them the stock. The mark-ups or commissions charged by the broker-dealers might be greater than any profit an investor may make. Because of large spreads that market makers quote, investors may be unable to sell the stock immediately back to the dealer at the same price the dealer sold the stock to the investor.

  IPOR's securities are also subject to the SEC's rule that imposes special sales practice requirements upon broker-dealers that sell such securities to other than established customers or accredited investors. For purposes of the rule, the phrase "accredited investor" means, in general terms, institutions with assets exceeding $5,000,000 or individuals having net worth in excess of $1,000,000 or having an annual income that exceeds $200,000 (or that, combined with a spouse's income, exceeds $300,000). For transactions covered by the rule, the broker-dealer must make a special suitability determination for the purchaser and receive the purchaser's written agreement to the transaction prior to the sale. Consequently, the rule may affect the ability of purchasers of IPOR's securities to buy or sell in any market.

Equity Compensation Plans
-------------------------

  The  following  table  sets forth certain  information,  as  at
December   31,  2006,  with  respect  to  the  Company's   equity
compensation plans, including the 2002 Stock Option Plan:




                        Number of Securities   Weighted Average     Number of Securities
                         to be Issued upon     Exercise Price of  Remaining Available for
                             Exercise of          Outstanding       Future Issuance Under
                        Outstanding Options,   Options, Warrants     Equity Compensation
   Plan Category        Warrants and Grants       and Grants                 Plans
-----------------------------------------------------------------------------------------

Equity compensation
plans approved by
security holders
                             1,500,000             $0.20                 1,500,000
Equity compensation
plans not approved
by security holders
                                     0             $0.00                         0
Total                        1,500,000             $0.20                 1,500,000


  IPOR adopted a stock option plan to reward and provide incentives to our present and future employees, officers, non-employees, directors and consultants. Under the plan, IPOR may grant options to purchase up to 3,000,000 shares of its common stock. The maximum number of shares that can be subject to an option granted to any person in any calendar year can not exceed 500,000 shares. Options may be either "incentive stock options" intended to qualify for favorable tax treatment under Section 422A of the Internal Revenue Code of 1986 or "non-qualified stock options." Options granted to non-employee directors and consultants can only be non-qualified stock options. The plan is administered by the board of directors or a committee of the board. The board or its committee has the authority, subject to the express provisions of the plan, to determine the terms and conditions of each option, including to whom to grant options, the term, conditions to the exercise of options, vesting schedules and whether to accelerate the date of exercise of any option installment. Option exercise prices are to be determined by the board or its committee but must be at least 100% of the market value of the common stock on the date of grant or, in the case of an incentive stock option granted to an optionee who possesses more than 10% of the combined voting power of all classes of our stock, 110% of the market value of the common stock on the date of grant. Options can be granted for a term, established by the board or its committee, not exceeding ten (10) years from the date of grant or, in the case of an incentive stock option granted to an optionee who possesses more than 10% of the combined voting power of all classes of our stock, five
(5) years from the date of grant.

  In  connection with the closing of the Purchase Agreement,  all
1,500,000 outstanding options are to be cancelled by the  holders
thereof.   In  addition, the 2002 Stock  Option  Plan  is  to  be
terminated.

ITEM 6.   MANAGEMENT'S  DISCUSSION  AND  ANALYSIS  OR   PLAN   OF
          OPERATION.

Plan of Operations
------------------

General Business Plan

  Due to its weak financial condition, IPOR's decision to withdraw the broker-dealer registration of its wholly-owned subsidiary, IPOR Capital, LLC, and the transactions contemplated under the Purchase Agreement, effective as of the Closing, IPOR will discontinue any further active business operations and, as a result, will become a "shell company" (as such term is defined in Rule 12b-2 under the Securities Exchange Act of 1934, as amended) and its sole business will be to identify, evaluate and investigate various companies with the intent that, if such investigation warrants, a reverse merger transaction could be negotiated and completed, pursuant to which IPOR would acquire a target company with an operating business, with the intent of continuing the acquired company's business as a publicly held entity.

  The remainder of this Plan of Operations is predicated on the fact that IPOR is a "shell company" whose plan of operation is to seek a target company with which to merge or to complete a business combination.

  In any business combination, IPOR will be the surviving entity, and its stockholders will retain a percentage ownership interest in the post-transaction company. The amount of the retained equity ownership by IPOR's stockholders will be negotiated by its management and the target company. IPOR may also be required to pay cash and/or equity fees to third parties that advise it in connection with the merger or business combination, commonly refereed to as a reverse merger. These third party advisors may include certain affiliates of IPOR and their affiliated entities.

  Typically in connection with the reverse merger transaction involving IPOR and the target company, there will be a capital funding event for the target business on a combined basis either at the time of the reverse merger or shortly thereafter. This may be a private placement by either IPOR or the target company, if the funding event is contingent on the closing of the reverse merger. If the funding event is after the reverse merger, it will likely be a public offering or private placement of IPOR's securities. It will often be the case that the liquidity opportunity for IPOR's existing stockholders will be tied to the ability of the old and new investors of the target enterprise to have liquidity in the market for their financial investment.
Therefore, stockholders may have to continue to hold their investment or may face competition in being able to sell their shares in the post-transaction business in the public market, which may depress the price for such a volume of securities.

  IPOR will not restrict its search to any specific business, industry or geographic location, and it may participate in a business venture of virtually any kind or nature. This discussion of IPOR's plan for acquiring an operating business is purposefully general, and it is not meant to be restrictive of the virtually unlimited discretion to search for and enter into potential business opportunities. IPOR anticipates that it will be able to participate in only one potential business venture because of its nominal assets and limited financial resources.

  IPOR may seek a business opportunity with entities which have recently commenced operations, or that desire to utilize the public marketplace in order to raise additional capital in order to expand into new products or markets, to develop a new product or service, or for other corporate purposes. IPOR may acquire assets and establish wholly owned subsidiaries in various businesses or acquire existing businesses as subsidiaries.

  IPOR expects that the selection of a business opportunity will be complex and risky. Due to general economic conditions, rapid technological advances being made in some industries and shortages of available capital, IPOR believes that there are numerous potential targets with either sound business ideas or operations seeking the benefits of a shell company that has complied with the federal reporting requirements for public companies and is publicly trading. Such benefits may include facilitating or improving the terms on which additional equity financing may be sought, providing liquidity for incentive stock options or similar benefits to key employees, providing liquidity (subject to restrictions of applicable statutes) for all stockholders and other factors. Potentially, available business opportunities may occur in many different industries and at various stages of development, all of which will make the task of comparative investigation and analysis of such business opportunities extremely difficult and complex. IPOR has, and will continue to have, limited capital with which to provide the owners of business opportunities with any significant cash or other assets. IPOR will, however, be able to offer owners of target candidates the opportunity to acquire a controlling ownership interest in an issuer who has complied with the reporting requirements under federal securities laws without incurring the cost and time required to conduct an initial public offering.

  The analysis of new business opportunities will be undertaken by, or under the supervision of, management who will likely engage outside advisors to assist it in this analysis. Some of these outside advisors may be affiliates of IPOR. IPOR intends to concentrate on identifying preliminary prospective business opportunities which may be brought to its attention through present associations of its management, or by its advisors. In analyzing prospective business opportunities, IPOR will consider such matters as (i) available technical, financial and managerial resources; (ii) working capital and other financial requirements; (iii) history of operations, if any and prospects for the future; (iv) nature of present and expected competition;
(v) quality, experience and depth of management services; (vi) potential for further research, development or exploration; (vii) specific risk factors not now foreseeable but that may be anticipated to impact the proposed activities of the company;
(viii) potential for growth or expansion; (ix) potential for profit; (x) public recognition and acceptance of products, services or trades; (xi) name identification; and (xii) other factors that we consider relevant. As part of its investigation of the business opportunity, IPOR or its advisors expect to meet personally with or interview management and key personnel.

  IPOR may also have to compensate certain advisors, finders and investment banking firms for services rendered in connection with the identification of target operating companies and the negotiation and completion of the transaction. Due to our limited resources, it is expected that all or a portion of this compensation will be in the form of IPOR's common stock or from cash provided by the target company or the funding event. Additional issuance of IPOR's common stock will have a further dilutive effect on the percentage of shares held by its stockholders.

  IPOR will not acquire or merge with any company for which audited financial statements cannot be obtained prior to closing of the proposed transaction.

Acquisition Opportunities

  In implementing a structure for a particular business acquisition, IPOR may become a party to a merger, consolidation, reorganization, joint venture, or licensing agreement with another company or entity. IPOR may also acquire stock or assets of an existing business. IPOR's management may have the right to approve and authorize a reverse merger transaction with a target company without obtaining the vote of the majority of IPOR's stockholders. Further, upon consummation of a reverse merger transaction, it is probable that IPOR's then existing management and stockholders will no longer be in control of IPOR. In addition, IPOR's management, as part of the terms of the reverse merger transaction, may resign and may be replaced by new directors without a vote of its stockholders. Any and all sales of shares of IPOR's common stock may only be made in compliance with the securities laws of the United States and any applicable state.

  It is anticipated that certain securities issued by us in connection with the reverse merger would be issued in reliance upon exemptions from registration under application federal and state securities laws. In some circumstances, as a negotiated element of the reverse merger transaction, IPOR will be asked to agree to register all or a part of such securities immediately after the transaction is consummated or at specified times thereafter. In such a case, IPOR will attempt to negotiate the registration of some or all of its current outstanding shares which are restricted, but there is no guarantee that this will be accomplished or, if accomplished, that the registration rights will be identical. If such registration occurs, it will be undertaken by the surviving entity after it has successfully consummated a reverse merger and is no longer considered an inactive company. The issuance of substantial additional securities by IPOR in connection with the reverse merger and their potential sale into any trading market which may develop in its securities may have a depressive effect on the value of IPOR's securities in the future. There is no assurance that such a trading market will develop.

  While the actual terms of a reverse merger transaction cannot be predicted, it is expected that the parties to any business transaction will find it desirable to avoid the creation of a taxable event and thereby structure the business transaction in a so-called "tax-free" reorganization under Sections 368(a)(1) or 351 of the Internal Revenue Code (the "Code"). In order to obtain tax-free treatment under the Code, it may be necessary for the owners of the acquired business to own 80 percent or more of the voting stock of the surviving entity. In such event, the equity interest retained by IPOR's then existing stockholders would be less than 20 percent of the issued and outstanding shares of the surviving entity. This would result in significant dilution in the equity interests of IPOR's then existing stockholders.

  In addition to the tax considerations discussed above, it is likely that in any reverse merger, and depending upon, among other things, the target company's assets and liabilities, the equity interests of our stockholders after the transaction will be a small percentage of the post-transaction company. The percentage ownership may be subject to significant reduction in the event IPOR acquires a target company with significant assets and expectations of growth.

  IPOR will participate in a business opportunity only after the negotiation and execution of appropriate written agreements. Although the terms of the acquisition agreements cannot be predicted, generally such agreements will (i) require specific representations and warranties by all of the parties; (ii) specify certain events of default and remedies therefor; (iii) detail the terms of closing and the conditions which must be satisfied by each of the parties prior to and after closing; (iv) outline the manner of bearing costs, including costs associated with our attorneys and accountants; (v) set forth indemnification provisions; and (vi) include miscellaneous other terms.

  As stated above, IPOR will not acquire or merge with any entity which cannot provide independently audited financial statements at the time of closing of the proposed transaction. Included in these requirements is the affirmative duty to file independent audited financial statements as part of a Current Report on Form 8-K, required to be filed with the SEC upon consummation of a merger or acquisition, as well as audited financial statements included in an Annual Report on Form 10-KSB (or Form 10-K, as applicable). If such audited financial statements are not available at closing, or within time parameters necessary to insure compliance with the reporting requirements under federal securities laws, or if the audited financial statements provided do not conform to the representations made by the business to be acquired, we will not close the transaction. However, there is no guarantee of the continued ability of the post-transaction company to remain a reporting company, publicly trading after closing.


Competition

  IPOR is an insignificant participant among the firms which engage in the reverse merger of shell companies into an operating business. There are many established venture capital and financial concerns that have significantly greater financial and personnel resources and technical expertise than IPOR. In view of its limited financial resources and limited management availability, IPOR will continue to be at a significant competitive disadvantage compared to its competitors in the reverse merger industry. As a result, IPOR may not be able to find suitable target companies with which to complete a reverse merger transaction.


Results of Operations
---------------------

  IPOR had no revenues in its fiscal years ended December 31, 2006 and 2005. IPOR sustained a net loss of ($786,273) for the year ended December 31, 2006 and a net loss of ($864,099) for the year ended December 31, 2005. The net losses for these years were primarily due to general and administrative expenses including officers' salaries, Moscow and New York office expenses and business development costs. Losses should be expected to continue until IPOR completes a business combination with a profitable business, of which there can be no assurance. However, in connection with the closing of the transactions under the Purchase Agreement, IPOR will no longer have any obligations for the payment of officers' salaries or New York and Moscow office expenses.

Liquidity and Capital Resources
-------------------------------

  IPOR remains in the development stage. Since inception, IPOR has been financed through private placements and through a public offering of 700,000 shares of common stock for approximately $440,000, net of underwriting commissions and expenses. In addition, on June 27, 2003, IPOR borrowed $107,500 from a bank under a secured promissory note, which bears interest at the rate of 5% per annum, and, as extended, is repayable on December 27, 2007. Repayment of the loan is supported by collateral pledged by five of its stockholders, including Messrs. Leonard Suroff and

Richard Bernstein. Due to lack of working capital, IPOR has also issued its common stock to various consultants and service providers in lieu of cash payment.

  IPOR cannot predict to what extent our liquidity and capital resources will be diminished prior to the implementation of its business plan or whether its capital will be further depleted by operating losses in carrying out its business plan. Funding of IPOR's continued expenses will need to come from funds it may borrow or raise in sales of equity securities and loans. There can be no assurance that IPOR will be able to borrow monies or sell securities to raise funds or, if it is able to do so, of the terms thereof or the amount of additional dilution that existing stockholders may sustain.

  As of December 31, 2006, IPOR had cash of $17,394, accounts payable of $388,256, of which $234,526 represents accrued salaries due to its officers, a bank loan of $107,485 and
advances  from  stockholders  of  $120,920.   IPOR  is  currently
reliant upon advances from stockholders or loans to pay any expenses incurred. IPOR has no commitments from any person for
advances   or additional loans.

  We cannot predict to what extent the current lack of liquidity and capital resources will impair IPOR's ability to consummate a business combination or whether it will incur further operating losses through any business entity which it may eventually acquire. There is no assurance that IPOR can continue as a going concern without substantial funding, either through private placements of securities or loans from stockholders or others, for which there is no source.

  IPOR estimates it will require $25,000 to $50,000 to cover legal, accounting, transfer and miscellaneous costs of being a reporting company during 2007. As such, IPOR will have a cash shortfall for 2007 of between $25,000 to $50,000, for which it has no source except stockholder loans or contributions, none of which have been committed. Lack of existing capital may be prevent IPOR from completing a business combination or result in its inability to remain complaint with the reporting requirements under the Exchange Act. Irrespective of whether its cash assets prove to be inadequate to meet its operational needs, IPOR may seek to compensate service providers by the issuance of stock in lieu of cash.

Going Concern
-------------

  IPOR currently has no source of operating revenue, and has only limited working capital with which to pursue its business plan, which contemplates the completion of a business combination with an operating company. The amount of capital required to sustain operations until the successful completion of a business combination is subject to future events and uncertainties. It may be necessary for IPOR to secure additional working capital through loans or sales of common stock, and there can be no assurance that such funding will be available in the future. These conditions raise substantial doubt about IPOR's ability to continue as a going concern. IPOR's auditor has issued a "going concern" qualification as part of his opinion in the Audit Report for the year ended December 31, 2006. The Company is going to restate their financial statements for the year ended December 31, 2003 and for the Quarters ended March 31, 2004, June 30, 2004 and September 30, 2004 to include a going concern disclosure about their inability to continue as a going concern.


Critical Accounting Policies
----------------------------

  The preparation of financial statements and related disclosures in conformity with accounting principles generally accepted in the United States requires estimates and assumptions that affect the reported amounts of assets and liabilities, revenues and expenses and related disclosures of contingent assets and liabilities in the financial statements and accompanying notes. The SEC has defined a company's critical accounting policies as the ones that are most important to the portrayal of the company's financial condition and results of operations, and which require the company to make its most difficult and subjective judgments, often as a result of the need to make estimates of matters that are inherently uncertain. IPOR believes that its estimates and assumptions are reasonable under the circumstances; however, actual results may vary from these estimates and assumptions. IPOR has identified the following critical accounting policies that affect the more significant judgments and estimates used in the preparation of the financial statements. For further discussion of the Company's significant and critical accounting policies, refer to Note 2 - "Summary of Significant Accounting Policies" to the Financial Statements contained in Item 7 of this document.



Off Balance Sheet Arrangements
-------------------------------

  IPOR   is  not  currently  party  to  any  off  balance   sheet
arrangement as that term is defined in Item 303(c)(2) of Regulation SB.

ITEM 7.   FINANCIAL STATEMENTS

  The following financial statements required by this item are filed herewith following the signature page to this report, and are hereby incorporated by this reference:

  Report of Independent Registered Accounting Firm             F-1

  Consolidated Balance Sheets as of December 31, 2006 and
  December 31, 2005                                            F-2

  Consolidated Statements of Operations for the years ended
  December 31, 2006 and 2005 and for the period from April 1,
  2002 (Inception) to December 31, 2006                        F-3

  Consolidated Statements of Changes in Stockholders' Equity
  for the years ended December 31, 2006 and 2005 and for the
  period from April 1, 2002 (Inception) to December 31, 2006   F-4

  Consolidated Statements of Cash Flows for the years ended
  December 31, 2006 and 2005 and for the period from April 1,
  2002 (Inception) to December 31, 2006                        F-5

  Notes to Financial Statements                            F-6 to F-13



ITEM 8.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
         ACCOUNTING AND FINANCIAL DISCLOSURE

   There were no disagreements with Aaron Stein, CPA, whether or not resolved, on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure, which, if not resolved to the satisfaction of Aaron Stein, CPA, would have caused him to make reference to the subject matter of the disagreement(s) in connection with its report.

ITEM 8A.  CONTROLS AND PROCEDURES

  As of the end of the period covered by this report, IPOR conducted an evaluation, under the supervision and with the participation of the Chief Executive Officer and Chief Financial Officer, of its disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act of 1934, as amended ("Exchange Act"). Based on this evaluation, the Chief Executive Officer and Chief Financial Officer concluded that IPOR's disclosure controls and procedures are effective to ensure that information required to be disclosed by IPOR in reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms. There was no change in IPOR's internal control over financial reporting during its most recently completed fiscal quarter that has materially affected, or is reasonably likely to materially affect, its internal control over financial reporting.

ITEM 8B.  OTHER INFORMATION

None.

                            PART III

ITEM 9.   DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

  The following table sets forth the names, positions and ages of current executive officers and directors of IPOR. All directors serve until the next annual meeting of stockholders or until their successors are elected and qualified. Officers are elected by the board of directors and their terms of office are, except to the extent governed by employment contract, at the discretion of the board of directors. There is no family relationship between any director or executive officer.

Name                   Age   Position
--------------------- -----  ---------------------------------
Vladimir F. Kuznetsov   57   President,  CEO
and Director

Mark R. Suroff          33   Executive Vice President, Secretary
and Treasurer
Richard Bernstein       64   Director


  Vladimir F. Kuznetsov, has been President, Chief Executive Officer and a Director since IPOR's inception in April 2002. Mr. Kuznetsov did not devote a significant amount of time to IPOR's affairs until he became a full-time employee on January 1, 2004. See "Executive Compensation" for information concerning Mr. Kuznetsov's employment agreement with IPOR. From February 1999 until December 31, 2003, Mr. Kuznetsov was managing director of the Moscow Office of Rascom Telecommunication Company, a company that provides telecommunications services. From November 1997 to February 1999, Mr. Kuznetsov was employed as Director for Marketing and Sales and Director for Business Development of Macomnet, a Russian-American joint venture that is a fiber-optic telecommunications carrier. Mr. Kuznetsov was engaged in restructuring Macomnet's marketing and sales force. From January 1997 to November 1997, Mr. Kuznetsov was employed as Technical

Director of Telecommunications Systems for Altro GmbH. (Austria), a telecommunications and security systems distributor. From May 1996 to January 1997, Mr. Kuznetsov was a marketing and sales representative in Russia for Securacom, Inc., a United States based security systems distribution company. From September 1973 to 1994, Mr. Kuznetsov was an officer of the Armed Forces of the former USSR and the Russian Federation, rising to the rank of colonel attached to the General Staff of the Armed Forces. Mr. Kuznetsov graduated from LVOV Polytechnic Institute as an Electronics Systems Engineer and from Military Telecommunications Academy receiving a degree in Management of Telecommunications Systems.

  Mark R. Suroff, has been Executive Vice President, Secretary and Treasurer since January 22, 2007. Leonard W. Suroff, the father of Mark R. Suroff died on December 26, 2006, and Mark R. Suroff was elected to fill the positions of Executive Vice President, Secretary and Treasurer which became vacant on Leonard
W. Suroff's death. Since 2001, Mr. Suroff has been the President of Sock Bandit Productions, a privately-held management and licensing company specializing in the entertainment industry.
Prior to forming Sock Bandit, Mr. Suroff was co-founder and Executive Vice President, of Eyecity, Inc., a then publicly traded company engaged in the development and marketing of ergonomic eye care products and backend technology infrastructure for the eyewear industry.

  Richard Bernstein, has been a director since IPOR's inception in April 2002. Mr. Bernstein has managed his personal investments since January 1999. From April 1994 to December 1998, he was President and Chief Executive Officer and a director of NovoComm, Inc., a multimedia telecommunications firm, spending approximately fifty percent of his business time in Russia focusing on the emerging Russian and Ukranian telecommunications markets. Mr. Bernstein will devote only so much of his time to our affairs as is necessary to discharge his duties as a director.

Termination of Advisory Board
-----------------------------

        On March 19, 2007, we terminated our informal advisory board in light of our continuing inability to generate any revenues from our business operations. There were no meetings or other activities of the advisory board during 2006.

Audit Committee and Audit Committee Financial Expert
----------------------------------------------------

  IPOR is not a "listed company" under SEC rules and is therefore not required to have an audit committee comprised of independent directors. IPOR does not currently have an audit committee, however, for certain purposes of the rules and regulations of the SEC and in accordance with the Sarbanes-Oxley Act of 2002, IPOR's board of directors is deemed to be its audit committee and as such functions as an audit committee and performs some of the same functions as an audit committee including: (1) selection and oversight of IPOR's independent accountant; (2) establishing procedures for the receipt, retention and treatment of complaints regarding accounting, internal controls and auditing matters; and (3) engaging outside advisors. IPOR's board of directors has determined that its members do not include a person who is an "audit committee financial expert" within the meaning of the rules and regulations of the SEC. The board of directors has determined that each of its members is able to read and understand fundamental financial statements and has substantial business experience that results in that member's financial sophistication. Accordingly, the board of directors believes that each of its members have the sufficient knowledge and experience necessary to fulfill the duties and obligations that an audit committee would have.

Code of Ethics
--------------

  A code of ethics relates to written standards that are reasonably designed to deter wrongdoing and to promote:

     * Honest and ethical conduct, including the ethical handling of actual or perceived conflicts of interest between personal and professional relationships;

     *     Full,   fair,  accurate,  timely  and   understandable
disclosure in reports and documents that are filed with, or submitted to, the SEC and in other public communications made by an issuer;

     * Compliance with applicable governmental laws, rules and regulations;

     * The prompt internal reporting of violations of the code to an appropriate person or persons identified in the code; and

     *    Accountability for adherence to the code.

  Due to the limited scope of IPOR's current operations, IPOR has not adopted a corporate code of ethics that applies to its executive officers.

Conflicts of Interest
---------------------

  Certain conflicts of interest exist and may continue to exist between IPOR and its officers and directors due to the fact that each has other business interests to which they devote their primary attention. Each officer and director may continue to do so notwithstanding the fact that management time should be devoted to the business of IPOR.

  Certain conflicts of interest may exist between IPOR and its management, and conflicts may develop in the future. IPOR has not established policies or procedures for the resolution of current or potential conflicts of interest between IPOR, its officers and directors or affiliated entities. There can be no assurance that management will resolve all conflicts of interest in favor of IPOR, and conflicts of interest may arise that can be resolved only through the exercise by management of their best judgment as may be consistent with their fiduciary duties. Management will try to resolve conflicts to the best advantage of all concerned.

Board Meeting; Compensation and Nominating Committees
-----------------------------------------------------

  The Board of Directors took a number of actions by written consent of all of the directors during 2006. Such actions by the written consent of all directors are, according to Delaware corporate law and IPOR's by-laws, as valid and effective as if they had been passed at a meeting of the directors duly called and held. IPOR's directors and officers do not receive remuneration from IPOR unless approved by the Board of Directors or pursuant to an employment contract. No compensation has been paid to IPOR's directors for attendance at any meetings during 2006.

  IPOR does not have standing nominating or compensation committees, or committees performing similar functions. IPOR's board of directors believes that it is not necessary to have a compensation committee at this time because the functions of such committee are adequately performed by the board of directors. The board of directors also is of the view that it is appropriate for IPOR not to have a standing nominating committee because the board of directors has performed and will perform adequately the functions of a nominating committee. IPOR is not a "listed company" under SEC rules and is therefore not required to have a compensation committee or a nominating committee.

Stockholder Communications
--------------------------

  There has not been any defined policy or procedure requirements for stockholders to submit recommendations or nomination for directors. The board of directors does not believe that a defined policy with regard to the consideration of candidates recommended by stockholders is necessary at this time because it believes that, given the early stages of IPOR's development, a specific nominating policy would be premature and of little assistance until IPOR's business operations are at a more advanced level. There are no specific, minimum qualifications that the board of directors believes must be met by a candidate recommended by the board of directors. Currently, the entire board of directors decides on nominees, on the recommendation of any member of the board of directors followed by the board's review of the candidates' resumes and interview of candidates. Based on the information gathered, the board of directors then makes a decision on whether to recommend the candidates as nominees for director. IPOR does not pay any fee to any third party or parties to identify or evaluate or assist in identifying or evaluating potential nominee.

  IPOR does not have any restrictions on shareholder nominations under its certificate of incorporation or by-laws. The only restrictions are those applicable generally under Delaware law and the federal proxy rules. The board of directors will consider suggestions from individual shareholders, subject to evaluation of the person's merits. Stockholders may communicate nominee suggestions directly to the board of directors, accompanied by biographical details and a statement of support for the nominees. The suggested nominee must also provide a statement of consent to being considered for nomination. There are no formal criteria for nominees.

  Because certain management and directors of IPOR are the same persons, the Board of Directors has determined not to adopt a formal methodology for communications from shareholders on the belief that any communication would be brought to the board's attention by virtue of the co-extensive capacities served by Mr. Kuznetsov.

     Under   Delaware  law  and  pursuant  to  our  articles   of
incorporation and bylaws, IPOR may indemnify its officers and directors for various expenses and damages resulting from their acting in these capacities. Insofar as indemnification for liabilities arising under the Securities Act of 1933, as amended, may be permitted to IPOR's officers or directors pursuant to the foregoing provisions, IPOR has been informed that, in the opinion of the SEC, this indemnification is against public policy as expressed in the Securities Act, and is therefore unenforceable.

Section 16(a) Beneficial Ownership Reporting Compliance
-------------------------------------------------------

  Section 16(a) of the Securities Exchange Act of 1934, as amended, requires IPOR's directors and executive officers, and persons who beneficially own more than 10% of a registered class of IPOR's equity securities, to file reports of beneficial
ownership   and  changes  in  beneficial  ownership   of   IPOR's
securities with the SEC on Forms 3 (Initial Statement of Beneficial Ownership), 4 (Statement of Changes of Beneficial Ownership of Securities) and 5 (Annual Statement of Beneficial
Ownership of Securities). Directors, executive officers and beneficial owners of more than 10% of IPOR's common stock are required by SEC regulations to furnish IPOR with copies of all
Section 16(a) forms that they file. Except as otherwise set forth herein, based solely on review of the copies of such forms furnished to IPOR, or written representations that no reports were required, IPOR believes that for the fiscal year ended December 31, 2006 beneficial owners complied with the Section 16(a) filing requirements applicable to them in that each officer, director and beneficial owner of 10% or more of IPOR's securities filed a Form 3 with the SEC and has had no change of ownership since such filing.

ITEM 10.  EXECUTIVE COMPENSATION

Compensation Discussion and Analysis
------------------------------------

  IPOR  currently is a shell company with nominal assets  and  no active business operations. IPOR's prior operations, acting as an investment banking firm in Russia, have been discontinued due to IPOR's weak financial condition. IPOR's current business plans are to seek a private operating company with which to merge or to complete a business combination in a reverse merger transaction. As such, IPOR has no formal compensation program for its executive officers, directors or employees.

  However, during 2005 and 2006, IPOR paid its executive officers a base salary which was the primary component of their compensation. IPOR's executive officers also have employment agreements with IPOR which, in addition to base salary, provide for an annual performance bonus at the discretion of the Board, health insurance coverage and a company automobile. In addition, IPOR adopted the 2002 stock option plan and granted non-qualified stock options to each of its directors during 2006. Additional information regarding these compensation programs and plans are provided elsewhere in this Item 10.

  During the last two fiscal years, other the benefits described above, IPOR has not provided any salary, bonus, annual or long-term equity or non-equity based incentive programs, health benefits, life insurance, tax-qualified savings plans, special employee benefits or perquisites, supplemental life insurance benefits, pension or other retirement benefits or any type of nonqualified deferred compensation programs for its executive officers or employees.

  IPOR  is  not  a  "listed  company"  under  SEC  rules  and  is
therefore   not  required  to  have  a  compensation   committee.
Accordingly, IPOR has no compensation committee.

Summary Compensation Table
--------------------------

  The following table summarizes the total compensation paid to or earned by each of IPOR's named executive officers who served as executive officers during all or a portion of the years ended
December 31, 2005 and 2006.




   (a)        (b)     (c)    (d)  (e)     (f)    (g)       (h)        (i)         (j)
                                                 Non-      Non-
                                                 equity  qualified
                                               Incentive Deferred
                                                  Plan    Compen-  All Other
Name and                          Stock  Option Compen-   sation  Compensation    Total
Principal            Salary Bonus Awards Awards sation   Earnings     (3)      Compensation
Position      Year    ($)    ($)   ($)    ($)     ($)      ($)        ($)          ($)
-------------------------------------------------------------------------------------------
Vladimir F.   2006  $92,575   $0   $0     $55,472 $0        $0      $7,815      $155,862
Kuznetsov     2005  $80,500   $0   $0     $0      $0        $0      $7,628      $88,128
(CEO and
Pres.) (1)

Leonard W.    2006  $109,329  $0   $0     $55,472 $0        $0      $4,422      $169,223
Suroff (Exec. 2005  $100,732  $0   $0     $0      $0        $0      $4,824      $105,556
Vice Pres.,
Secry. and
Treasurer)(1),
(2)

Mark R.       2006  $0        $0   $0     $0      $0        $0      $0          $0
Suroff (Exec. 2005  $0        $0   $0     $0      $0        $0      $0          $0
Vice Pres.,
Secretary and
Treasurer)(2)




     (1) Due to IPOR's weak financial condition during 2005 and 2006, only a portion of the annual salaries to Messrs. Kuznetsov and Leonard W. Suroff as reflected in the above chart were paid to them with the remaining unpaid portion having been accrued. At December 31, 2006 accrued but unpaid salary for Mr. Kuznetsov and Mr. Suroff were $82,150 and $152,376, respectively.

     (2)  Leonard W. Suroff died on December 26, 2006.  Mark R.
          Suroff, the son of Leonard W. Suroff, was elected Executive Vice President, Secretary and Treasurer effective January 22, 2007.

     (3) The following table sets forth information concerning the other compensation granted to the named executive officers for the year ending December 31, 2005 and 2006.

                                       Medical     Automobile
                                       -------     ----------
              Name            Year     Premiums     Allowance
              ----            ----     --------     ---------

     Vladimir F. Kuznetsov    2006      $1,815      $6,000
                              2005      $1,628      $6,000

     Leonard F. Suroff        2006      $  -0-      $4,422
                              2005      $  -0-      $4,422


Options and Stock Appreciation Rights
-------------------------------------

  On March 29, 2006, IPOR granted non-qualified options to purchase of 500,000 shares of its common stock to each of Mr. Kuznetsov and Mr. Leonard W. Suroff, which are exercisable at $0.20 per share until March 28, 2011. These options vested at the rate of 25% quarterly beginning March 29, 2006. These options were fully vested.

  The following table sets forth information concerning the outstanding equity awards granted to the named executive officers at December 31, 2006.



          OUTSTANDING EQUITY AWARDS AT FISCAL YEAR-END
                         OPTION AWARDS

                                       Equity Incentive
                                         Plan Awards:
                          Number of      Number of       Number of
                          Securities     Securities     Securities
                          Underlying     Underlying      Underlying
                         Unexercised     Unexercised    Unexercised  Option     Option
                           Options          Options       Unearned   Exercise  Expiration
       Name           (#) Exercisable (#) Unexercisable Option (#)  Price ($)     Date
       ----           --------------- ----------------- ----------  ---------     ----
Vladimir F. Kuznetsov      500,000            0              0        $0.20    3/28/2011
Leonard F. Suroff          500,000            0              0        $0.20    3/28/2011


  As a material aspect of Closing of the Purchase Agreement, the holders of these options are to cancel all of these options.

Employment Agreements
---------------------

  IPOR is a party to employment agreements with Vladimir F. Kuznetsov to serve as its President and Chief Executive Officer and Leonard W. Suroff to serve as its Executive Vice President, Secretary and Treasurer. Mr. Kuznetsov's employment agreement became effective January 1, 2004, while Mr. Leonard W. Suroff's employment agreement became effective December 14, 2004, with the initial closing of IPOR's public offering. On March 29, 2006, IPOR extended the term of these employment agreements to expire on March 31, 2010 subject to the earlier terminations discussed below.

  Mr. Kuznetsov's agreement provides for him to be a full-time employee at the offices in Moscow. Mr. Leonard W. Suroff's agreement provided for him to devote such business time as is necessary to IPOR's business. Prior to his death, Mr. Leonard W. Suroff devoted, on average, approximately three business days per week to IPOR's affairs. The salaries of each of Mr. Kuznetsov and

Mr. Leonard W. Suroff are to increase at the end of each 12-month period after its effective date by an amount to be determined by the board of directors, but by not less than 15% over the previous year. Mr. Kuznetsov's salary, therefore, increased from $80,500 to $92,575 commencing January 1, 2006, and Mr. Leonard W. Suroff's salary, therefore, increased from $100,000 to $115,000 commencing December 14, 2005.

  Each employment agreement provides that our board of directors may, but is not obligated to, award bonuses based upon the officer's performance. No criteria have been established at this time for determining the basis upon which any bonuses may be awarded. IPOR is to provide each of Messrs. Kuznetsov and Leonard
W. Suroff with, among other things, medical insurance and a car for business purposes. IPOR has also agreed to indemnify each, to the fullest extent permitted by applicable law and its certificate of incorporation, against expenses, including attorneys' fees, actually and necessarily incurred by him in connection with the defense of any legal activity, regardless of whether criminal, civil, administrative or investigative in nature, to which he is made a party by reason of his being or having been an officer of IPOR.

  Each agreement permits IPOR to terminate the employment agreement and discharge the employee for cause, as defined in the agreement, or if the employee is disabled and unable to perform his normal duties for a period of four (4) consecutive months or six (6) months in the aggregate in any twelve (12)-month period.

  Each of Messrs. Kuznetsov and Leonard W. Suroff have agreed, among other things, not to disclose IPOR's trade secrets or confidential information about IPOR or to compete against us for a period of two (2) years after termination of his employment agreement, if his employment is terminated by IPOR for cause. Each has also agreed not to influence IPOR's employees or customers in an attempt to divert their services or business from IPOR for a period of two (2) years after the later of termination of employment or the receipt of any compensation from IPOR. There can be no assurance that IPOR will be able to maintain an action in Russia to enforce these covenants against Mr. Kuznetsov, a Russian citizen residing in Moscow.

  Leonard W. Suroff's employment agreement, in accordance with its terms, terminated upon his death on December 26, 2006.

  In connection with the Closing of the Purchase Agreement, Mr. Kuznetsov is to terminate his employment agreement, and Mr. Kuznetsov and the Estate of Leonard W. Suroff are to release IPOR from all liability and obligations under or with respect to the employment agreement including, any amounts for unpaid salary or other compensation.

Directors' Compensation
-----------------------

  Messrs. Kuznetsov and Leonard W. Suroff did not receive separate compensation for their respective service as a director during 2005 and 2006. The following Director Compensation Table summarizes the compensation of IPOR's non-employee director for services rendered during the year ended December 31, 2006.

                   DIRECTOR COMPENSATION TABLE
                   ---------------------------

                     Fees Earned
      Name         or Paid in Cash   Option Awards   Total
      ----         ---------------   -------------   -----

Richard Bernstein       $ -0-           $55,472      $55,472


  On March 29, 2006, IPOR granted non-qualified options to purchase of 500,000 shares of its common stock to Mr. Bernstein, which are exercisable at $0.20 per share until March 28, 2011. These options vested at the rate of 25% quarterly beginning March 29, 2006. These options were fully vested.



ITEM 11.  SECURITY  OWNERSHIP  OF CERTAIN BENEFICIAL  OWNERS  AND
          MANAGEMENT

  The following table sets forth certain information regarding IPOR's common stock beneficially owned on March 15, 2007, for (i) each shareholder IPOR knows to be the beneficial owner of 5% or more of its outstanding common stock, (ii) each of IPOR's executive officers and directors, and (iii) all executive officers and directors as a group. In general, a person is deemed to be a "beneficial owner" of a security if that person has or shares the power to vote or direct the voting of such security, or the power to dispose or to direct the disposition of such security. A person is also deemed to be a beneficial owner of any securities of which the person has the right to acquire beneficial ownership within sixty (60) days. To the best of IPOR's knowledge, all persons named have sole voting and investment power with respect to such shares, except as otherwise noted. Except as set forth in this Annual Report, there are not any pending or anticipated arrangements that may cause a change in control of IPOR. At March 15, 2007, 15,744,492 shares of IPOR's common stock were outstanding.


                              Number of Shares
         Name                Beneficially Owned   Percent of Shares
         ----                ------------------   -----------------

Vladimir F. Kuznetsov (1)
19/2 Bratislavskaya  Street
Moscow, 109451
Russian Federation              1,750,000              10.8%

Leonard W. Suroff (2)
12 Tompkins Avenue
Jericho, NY 11753               1,950,000              12.0%

Richard Bernstein (3)
4 Dogwood Hill
Brookville, NY 11545            2,600,000              16.0%

Mark R. Suroff
215 E. 24th Street, Apt. 327
New York, NY 10010                500,000               3.2%
All Executive Officers and
Directors as a group (4)        4,850,000              29.0%

     (1)  Includes  500,000  shares  subject  to  stock   options
          granted to Mr. Kuznetsov which are fully vested and currently exercisable.

     (2) Includes 500,000 shares subject to stock options granted to Mr. Leonard W. Suroff which are fully vested and currently exercisable. Includes 725,000 shares owned by Mr. Leonard W. Suroff's wife, who has sole voting and dispositive power with respect to the shares owned by her and as to which Mr. Leonard W. Suroff disclaims beneficial ownership. As a result of Mr. Leonard W. Suroff's death, his wife has sole voting and dispositive power over the 725,000 shares owned by the estate of Leonard W. Suroff as well as the foregoing stock options.

     (3) Includes 500,000 shares subject to stock options granted to Mr. Bernstein which are fully vested and currently exercisable. Includes 1,075,000 shares owned by Mr. Bernstein's wife, who has sole voting and dispositive power with respect to the shares owned by her and as to which Mr. Bernstein disclaims beneficial ownership.

     (4) Includes 1,000,000 shares subject to stock options granted to Messrs. Kuznetsov and Bernstein which are fully vested and currently exercisable.


ITEM 12.  TRANSACTIONS   WITH  RELATED  PERSONS,  PROMOTERS   AND
          CERTAIN CONTROL PERSONS

  IPOR is obligated under notes payable to Messrs. Leonard W. Suroff and Bernstein to pay the principal amounts of $71,700 and $49,220, respectively, which amounts were borrowed at various times through March 15, 2007. These notes together with accrued interest thereon are to be paid in full at the closing of the Purchase Agreement from the proceeds of the Purchase Price.

  Please  see  under  Item 1 above, the section  titled  "Pending
Change of Control Transaction" which is incorporated in this Item
12 by reference.

  Other than the above transactions or otherwise set forth in this report or in any reports filed by IPOR with the SEC, IPOR has not entered into any material transactions with any director, executive officer, and nominee for director, beneficial owner of five percent or more of its common stock, or family members of such persons. IPOR is not a subsidiary of any company.

ITEM 13.   EXHIBITS AND REPORTS ON FORM 8-K

  (a)  Exhibits.

Exhibit

Number    Description

2.1 Securities Purchase Agreement by and among IPORUSSIA, INC. and KI Equity Partners VI, LLC dated March 8, 2007 (incorporated by reference from Exhibit 2.1 of Form 8-K dated March 8, 2007 and filed with the SEC on March 9,
        2007)

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

3.3     By-laws of IPORUSSIA, INC. Incorporated   by reference to
        Exhibit  3.3 to the Company's  Registration  Statement on
        Form SB-2 (File No. 333-98247).

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

4.1(c) Extension Agreement dated December 27, 2005 of Guaranty, Assignment of Certificate of Deposit, Hypothecation Agreement and Security Agreement, each dated June 27, 2003 from Leonard W. Suroff, Richard Bernstein, Cleveland Johnson, Jr., Gus Poulos and Jerome L. Rubin in favor of Ellenville National Bank.

4.2*    Form  of  Promissory  Notes issued by IPORUSSIA,  INC. to
        Leonard W. Suroff and Richard Bernstein, together with a schedule setting forth the details in which each such promissory note differed.

4.3 Form of Underwriter's Warrant. Incorporated by reference to Exhibit 4.2 to the Company's Registration Statement on Form SB-2 (File No. 333-98247).

10.1(a) 2002 Stock Option Plan of IPORUSSIA, INC. Incorporated by reference to Exhibit 10.1 to the Company's Registration
        Statement on Form SB-2 (File  No. 333-98247).

10.1(b) Forms of stock option contracts for the grant of stock options under the 2002 Stock Option Plan of IPORUSSIA, INC. Incorporated by reference to Exhibit 10.1(b) to the Company's Annual Report on Form 10-KSB for the year ended December 31, 2004. (File No. 000-51076).

10.2(a) Employment Agreement, dated  as of  April 1, 2002, by and between IPORUSSIA, INC. and Vladimir F. Kuznetsov. Incorporated by reference to Exhibit 10.2(a) to the Company's Registration Statement on Form SB-2 (File No. 333-98247).

10.2(b) Amendment No. 1  dated as  of  November 29, 2002, to  the
        Employment Agreement by and between IPORUSSIA, INC. and Vladimir F. Kuznetsov. Incorporated by reference to
        Exhibit 10.2(b) to the Company's Registration Statement on Form SB-2 (File No. 333-98247).

10.2(c) Amendment  No.  2  dated  as  of   April 1, 2003,  to the
        Employment Agreement by and between IPORUSSIA, INC. and Vladimir F. Kuznetsov. Incorporated by reference to
        Exhibit 10.2(c) to the Company's Registration Statement on Form SB-2 (File No. 333-98247).

10.2(d) Amendment   No. 3  dated  as  of   July 1, 2003,  to  the
        Employment Agreement by and between IPORUSSIA, INC. and Vladimir F. Kuznetsov. Incorporated by reference to
        Exhibit 10.2(d) to the Company's Registration Statement on Form SB-2 (File No. 333-98247).

10.2(e) Amendment  No. 4  dated  as of November 1,  2003,  to the
        Employment Areement by and between IPORUSSIA, INC. and Vladimir F. Kuznetsov. Incorporated by reference to
        Exhibit 10.2(e) to the Company's Registration Statement on Form SB-2 (File No. 333-98247).

10.2(f) Amendment  No.  5  dated  as  of  March 29, 2006, to  the
        Employment Agreement by and between IPORUSSIA, INC. and Vladimir F. Kuznetsov. Incorporated by reference to the Company's Current Report on Form 8-K dated (dated of
        earliest  event  reported)  March  29,  2006   (File No.
        000-51076).

10.3(a) Employment  Agreement, dated as of April 1, 2002, by  and
        between     IPORUSSIA,    INC.  and   Leonard W.  Suroff.
        Incorporated by reference to Exhibit 10.3(a) to the Company's Registration Statement on Form SB-2 (File No. 333-98247).

10.3(b) Amendment No. 1, dated as of November 29, 2002,  to   the
        Employment Agreement, by and between IPORUSSIA, INC. and Leonard W. Suroff. Incorporated by reference to Exhibit 10.3(b) to the Company's Registration Statement on Form SB-2 (File No. 333-98247).

10.3(c) Amendment  No.  2,  dated  as  of  April 1, 2003, to  the
        Employment Agreement, by and between IPORUSSIA, INC. and Leonard W. Suroff. Incorporated by reference to Exhibit 10.3(c) to the Company's Registration Statement on Form SB-2 (File No. 333-98247).

10.3(d) Amendment   No.  3,  dated  as  of July 1, 2003,  to  the
        Employment Agreement, by and between IPORUSSIA, INC. and Leonard W. Suroff. Incorporated by reference to Exhibit 10.3(d) to the Company's Registration Statement on Form SB-2 (File No. 333-98247).

10.3(e) Amendment No. 4, dated  as of November 1,  2003,  to  the
        Employment Agreement, by and between IPORUSSIA, INC. and Leonard W. Suroff. Incorporated by reference to Exhibit 10.3(e) to the Company's Registration Statement on Form SB-2 (File No. 333-98247).

10.3(f) Amendment  No.  5,  dated as of March  29,  2006  to  the
        Employment Agreement, by and between IPORUSSIA, INC. and Leonard W. Suroff. Incorporated by reference to the Company's Current Report on Form 8-K dated (date of
        earliest  event  reported)   March   29,  2006  (File No.
        000-51076).

21 Subsidiaries of the Company. Incorporated by reference to Exhibit 21 to the Company's Annual Report on Form
        10-KSB for the fiscal year ended December  31, 2004 (File
        No. 000-51076).

31.1*   Certification of  Principal Executive Officer pursuant to
        Section 302 of the Sarbanes-Oxley Act of 2002

31.2*   Certification  of Principal Financial Officer pursuant to
        Section 302 of the Sarbanes-Oxley Act of 2002

32.1*   Certification of Principal Executive  Officer pursuant to
        Section 906 of the Sarbanes-Oxley Act of 2002

32.2*   Certification of Principal Financial Officer  pursuant to
        Section 906 of the Sarbanes-Oxley Act of 2002
_________________________________
* Filed herewith

   (b) Reports on Form 8-K


     We filed a Current Report on Form 8-K as follows:

    *  December 12, 2006 - reporting the Company's filing of Form
       BDW to terminate the broker/dealer registration of IPOR
       Capital LLC.

    * January 5, 2007 - reporting the demise of the Company's officer and director, Leonard W. Suroff.
    * March 6, 2007 - reporting the appointment of Mark R. Suroff as an executive officer of the Company.


ITEM 14.  PRINCIPAL ACCOUNTANT FEES AND SERVICES

(1)  AUDIT FEES

  The aggregate fees billed for the years ended December 31, 2005 and 2006 for professional services rendered by the principal accountant for the audit of IPOR's annual financial statements and review of financial statements included in IPOR's Form 10-KSB

(17 CFR 249.308a) or 10-QSB (17 CFR 249.308b) or services that are normally provided by the accountant in connection with statutory and regulatory filings or engagements for such period were $34,000 and $39,500, respectively.

(2)  AUDIT-RELATED FEES

  There were no fees billed for the years ended December 31, 2005 and 2006 for assurance and related services by the principal accountant that are reasonably related to the performance of the audit or review of IPOR's financial statements.

(3)  TAX FEES

  The aggregate fees billed for the years ended December 31, 2005 and 2006 for professional services rendered by the principal accountant for IPOR's tax compliance, tax advice, and tax planning were $1,400 and $1,500, respectively.

(4)  ALL OTHER FEES

  There  were  no other fees billed for the years ended  December
31, 2005 and 2006 for products and services provided by the principal accountant, other than the services reported above.

  All audit work was performed by the auditors' full time employees.


PRE-APPROVAL POLICIES AND PROCEDURES

  Before the accountant is engaged by IPOR to render audit or non-audit services, the engagement is approved by IPOR's the board of directors acting as the audit committee.

                           SIGNATURES

  In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                              IPORUSSIA, INC.



Date:  March 22, 2007         By: /s/ Vladimir F. Kuznetsov
                                 -------------------------------
                                 Vladimir F. Kuznetsov,
                                 CEO and President


  In  accordance with the requirements of the Securities Exchange
Act of 1934, this report has been signed by the following persons on behalf of the registrant and in the capacities and on March
22, 2007.



     Signatures                       Title

/s/ Vladimir  F.  Kuznetsov      CEO,  President  (Principal
----------------------------     Executive Officer), and Director


/s/ Mark R. Suroff               Executive Vice President, Secretary
----------------------------     and Treasurer (Principal Financial
                                 and Accounting Officer)


/s/ Richard Bernstein            Director
----------------------------

                 IPORUSSIA, INC. AND SUBSIDIARY

                  (A Development Stage Company)



                  INDEX TO FINANCIAL STATEMENTS



  Report of Independent Registered Accounting Firm                  F-1

  Consolidated Balance Sheets as of December 31, 2006 and
  December 31, 2005                                                 F-2

  Consolidated Statements of Operations for the years ended
  December 31, 2006 and 2005 and for the period from April 1,
  2002 (Inception) to December 31, 2006                             F-3

  Consolidated Statements of Changes in Stockholders' Equity
  for the years ended December 31, 2006 and 2005 and for the
  period from April 1, 2002 (Inception) to December 31, 2006        F-4

  Consolidated Statements of Cash Flows for the years ended
  December 31, 2006 and 2005 and for the period from April 1,
  2002 (Inception) to December 31, 2006                             F-5

  Notes to Financial Statements                                 F-6 to F-13

Aaron Stein
CERTIFIED PUBLIC ACCOUNT
                                             981 ALLEN LANE
                                             P.O. BOX 406
                                             WOODMERE, NY 11598
                                             516-569-0520

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders'
IPORUSSIA, INC. and SUBSIDIARY

     I have audited the accompanying consolidated balance sheets of IPORUSSIA, INC. and SUBSIDIARY (a development stage company) as of December 31, 2006 and 2005 and the related consolidated statements of operations, changes in stockholders' equity and cash flows for the years then ended and for the period from April 1, 2002 (inception) to December 31, 2006. These financial statements are the responsibility of the Company's management. My responsibility is to express an opinion on these financial statements based on my audit.

     I conducted my audit in accordance with standards of the Public Company Accounting Oversight Board (United States). Those standards require that I plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatements. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. I believe that my audits provide a reasonable basis for my opinion.

     In my opinion, the financial statements referred to above present fairly, in all material respects, the financial position of IPORUSSIA, INC. and SUBSIDIARY (a development stage company) as of December 31, 2006 and 2005 and the results of its operations and its cash flows for the years then ended and for the period from April 1, 2002 (inception) to December 31, 2006 in conformity with U.S. generally accepted accounting principles.

     The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the financial statements, the Company has suffered recurring losses from operations that raise substantial doubt about its ability to continue as a going concern at December 31, 2006. Management's plans in regard to these matters are also described in Notes 1 and 8. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Aaron Stein CPA

Woodmere, New York

March 22, 2007

IPORUSSIA, INC. AND SUBSIDIARY
(A Development Stage Company)
CONSOLIDATED BALANCE SHEETS

                                                 December 31,   December 31,
                                                     2006           2005
                                                 -----------    -----------
ASSETS

CURRENT ASSETS
Cash                                             $    17,394    $    47,238
                                                 -----------    -----------

    Total current assets                              17,394         47,238
                                                 -----------    -----------

FURNITURE, FIXTURES and EQUIPMENT,
  net of accumulated depreciation of
  $6,625 and $3,048                                        -          6,816
                                                 -----------    -----------

OTHER ASSETS
  Prepaid expenses                                         -          5,557
  Deposit                                                  -          3,450
                                                 -----------    -----------

    Total other assets                                     -          9,007
                                                 -----------    -----------

                                                 $    17,394    $    63,061
LIABILITIES AND STOCKHOLDERS' EQUITY             ===========    ===========

CURRENT LIABILITIES
  Accounts payable                               $   388,256    $   108,321
  Bank note payable                                  107,485              -
                                                 -----------    -----------

    Total current liabilities                        495,741        108,321

LONG-TERM DEBT
  Bank note payable                                        -        107,500
  Notes payable officers and directors               120,920         62,500
                                                 -----------    -----------

    Total liabilities                                616,661        278,321

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY
  Preferred stock, $.0001 par value,
    1,000,000 shares authorized,
    no shares issued                                       -              -
  Common stock,  $0.0001 par value,
    100,000,000 shares authorized,
    15,744,492 and 14,836,428 shares issued
      and outstanding                                  1,574          1,484
  Additional paid-in-capital                       1,321,914      1,055,710
  Unearned stock compensation                              -       (135,972)
  Accumulated deficit                             (1,922,755)    (1,136,482)
                                                 -----------    -----------

    Total stockholders' equity                      (599,267)      (215,260)
                                                 -----------    -----------

                                                 $    17,394    $    63,061
                                                 ===========    ===========

                See notes to financial statements

IPORUSSIA, INC. AND SUBSIDIARY
(A Development Stage Company)
CONSOLIDATED STATEMENTS OF OPERATIONS


                                               Year Ended           April 1, 2002
                                               December 31,        (Inception) to
                                       --------------------------
                                           2006          2005     December 31, 2006
                                       -----------    ----------- -----------------
REVENUE                                $         -    $         -    $         -
                                       -----------    -----------    -----------
GENERAL AND ADMINISTRATIVE
   Organization costs                  $         -    $         -    $     2,351
   Accounting fees                          42,000         34,000         90,000
   Client development expenses               8,291         66,306        155,335
   Officers' salaries                      201,909        181,240        460,841
   Other expenses                          525,079        576,868      1,190,309
   Interest expense                          8,994          5,685         22,762
                                       -----------    -----------    -----------

                                           786,273        864,099      1,921,598
                                       -----------    -----------    -----------

LOSS BEFORE OTHER INCOME                  (786,273)      (864,099)    (1,921,598)
                                       -----------    -----------    -----------

OTHER INCOME
   Interest                                      -              -            303
                                       -----------    -----------    -----------

NET LOSS                               $  (786,273)   $  (864,099)   $(1,921,295)
                                       ===========    ===========    ===========

LOSS PER SHARE

   Basic and diluted loss per share    $    (0.051)   $    (0.059)   $    (0.125)
                                       ===========    ===========    ===========
 WEIGHTED AVERAGE NUMBER OF
  COMMON SHARES OUTSTANDING:

   Basic and diluted                    15,377,893     14,653,034     15,377,893
                                       ===========    ===========    ===========


               See notes to financial statements.

IPORUSSIA, INC. AND SUBSIDIARY
(A Development Stage Company)
CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY

                                                                                              Accumulated
                                                                                                Deficit
                                                                 Additional     Unearned       During the
                                                                   Paid-In        Stock       Development
                                    Shares         Amount          Capital     Compensation      Stage          Total
                                  -----------    -----------    -----------    -----------    -----------    -----------
Issuance of common stock-
  at par                           13,000,000    $     1,300    $         -    $         -    $         -    $     1,300

Issuance of common stock-
  at $0.25 per share                  600,000             60        149,940              -              -        150,000

Net loss-April 1, 2002 (Inception)
  Through December 31, 2002                 -              -              -              -        (54,917)       (54,917)
                                  -----------    -----------    -----------    -----------    -----------    -----------

Balance December 31, 2002          13,600,000          1,360        149,940              -        (54,917)        96,383

Net loss - Year ended
  December 31, 2003                         -              -              -              -        (36,372)       (36,372)
                                  -----------    -----------    -----------    -----------    -----------    -----------

Balance - December 31, 2003        13,600,000          1,360        149,940              -        (91,289)        60,011

Issuance of common stock-
  at $1.00 per share                  679,000             68        678,932              -              -        679,000

Underwriter's warrants                      -              -             68              -              -             68

Offering costs                              -              -       (257,302)             -              -       (257,302)

Net loss - Year ended
  December 31, 2004                         -              -              -              -       (181,094)      (181,094)
                                  -----------    -----------    -----------    -----------    -----------    -----------

Balance - December 31, 2004        14,279,000          1,428        571,638              -       (272,383)       300,683

Issuance of common stock-
  at $1.00 per share                   21,000              2         20,998              -              -         21,000

Offering costs                              -              -         (4,375)             -              -         (4,375)

Underwriter's warrants                      -              -              2              -              -              2

Issuance of common stock-
  for services                        340,000             34        339,966       (340,000)             -              -

Issuance of common stock-
  at $1.00 per share                   50,000              5         49,995              -              -         50,000

Amortization of unearned
  stock compensation                        -              -              -        204,028              -        204,028

Issuance of common stock-
  for services                         75,000              8         52,493              -              -         52,501

Issuance of common stock-
  at $0.35 per share                   71,428              7         24,993              -              -         25,000

Net loss- Year ended
  December 31, 2005                         -              -              -              -       (864,099)      (864,099)
                                  -----------    -----------    -----------    -----------    -----------    -----------

Balance - December 31, 2005        14,836,428          1,484      1,055,710       (135,972)    (1,136,482)      (215,260)

Issuance of common stock-
  for services                        908,064             90        139,910       (140,000)             -              -

Amortization of unearned
  stock compensation                        -              -              -        275,972              -        275,972

Stock-based compensation                    -              -        126,294              -              -        126,294

Net loss- Year ended
  December 31, 2006                         -              -              -              -       (786,273)      (786,273)
                                  -----------    -----------    -----------    -----------    -----------    -----------

Balance - December 31, 2006        15,744,492    $     1,574    $ 1,321,914    $         -    $(1,922,755)   $  (599,267)
                                  ===========    ===========    ===========    ===========    ===========    ===========


               See notes to financial statements.

IPORUSSIA, INC. AND SUBSIDIARY
(A Development Stage Company)

CONSOLIDATED STATEMENTS OF CASH FLOWS


                                                                              April 1, 2002
                                                           Year Ended         (Inception) to
                                                          December 31,         December 31,
                                                     2006           2005           2006
                                                 -----------    -----------    -----------
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss                                         $  (786,273)   $  (864,099)   $(1,922,755)
Adjustments to reconcile net loss to net
  cash used by operating activities:
   Issuance of common stock for services                   -         52,501         52,501
   Depreciation and amortization                       3,577          3,048          6,625
   Amortization of unearned stock compensation       275,972        204,028        480,000
   Stock-based compensation expense                  126,294              -         126,294
   Loss on abandoned fixed assest                      4,983              -           4,983
   Changes in assets and liabilities:
     Decrease (increase) in prepaid expenses           5,557         19,443              -
     Decrease (Increase) in deposit                    3,450         (3,450)             -
     Increase in accounts payable                    279,935         80,416        388,256
     Decrease in payment for shares not issued             -        (11,000)             -
                                                 -----------    -----------    -----------

       Net cash used for operating activites         (86,505)      (519,113)      (864,096)
                                                 -----------    -----------    -----------
CASH FLOWS FROM INVESTING ACTIVITIES
  Purchase of furniture, fixtures and equipment       (1,744)        (3,400)       (11,608)
                                                 -----------    -----------    -----------
       Net cash used for investing activities         (1,744)        (3,400)       (11,608)
                                                 -----------    -----------    -----------

CASH FLOWS FROM FINANCING ACTIVITIES
   Gross proceeds from issuance of common stock            -         96,000        926,300
   Proceeds from long-term borrowings                    (15)             -        107,485
   Proceeds from underwriters' warrants                    -              2             70
   Notes payable and advance from officers
      and directors                                   58,420         62,500        120,920
   Offering costs                                          -         (4,375)      (261,677)
                                                 -----------    -----------    -----------

     Net cash provided by financing activities        58,405        154,127        893,098
                                                 -----------    -----------    -----------

     NET (DECREASE) INCREASE IN CASH                 (29,844)      (368,386)        17,394

CASH AND CASH EQUIVALENTS, Beginning                  47,238        415,624              -
                                                 -----------    -----------    -----------

CASH AND CASH EQUIVALENTS, End                   $    17,394    $    47,238    $    17,394
                                                 ===========    ===========    ===========
SUPPLEMENTAL DISCLOSURES OF CASH PAYMENTS

  Interest                                       $     8,994    $     5,685    $    20,022
                                                 ===========    ===========    ===========

    Taxes                                                  -              -              -
                                                 ===========    ===========    ===========


               See notes to financial statements.

IPORUSSIA, INC. and SUBSIDIARY

NOTES TO FINANCIAL STATEMENTS

NOTE 1 - Organization, Business and Significant Accounting Policies
         ----------------------------------------------------------

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

     Going concern considerations

     The accompanying financial statements have been prepared assuming that we will continue as a going concern. We have no operating history nor any revenue or earnings from operations. Our continued existence is dependent upon our ability to resolve our liquidity problems, principally by obtaining additional debt financing and equity capital, until such time as we become profitable from operations. The lack of financial resources and liquidity raises substantial doubt about our ability to continue as a going concern. The financial statements do not include any adjustment that might result from the outcome of this uncertainty. The Company is going to restate their financial statements for the year ended December 31, 2003 and for the Quarters ended March 31, 2004, June 30, 2004 and September 30, 2004 to include a going concern disclosure about their inability to continue as a going concern.

     Significant Accounting Policies

     Use of Estimates in Financial Statements Management uses estimates and assumptions in preparing financial statements in accordance with generally accepted accounting principles. Those estimates and assumptions affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities, and the reported revenues and expenses. Actual results could vary from the estimates that were used.

     Revenue Recognitions We will recognize revenue based upon the successful closing of a financing arrangement or other financial advisory services as enumerated in our financial advisory agreements with our clients.

     Cash - For purposes of these statements, we consider all highly liquid investments with original maturities of three months or less and which are not subject to withdrawal restrictions or penalties, as cash and equivalents in the accompanying balance sheet.

     Equipment   Equipment  is stated at  cost.  Depreciation  is
     computed  on  the straight - line method over the  estimated
     useful   lives  of  the  respective  assets.   Repairs   and
     maintenance are expenses as incurred.

     Deferred Offering Costs - In December 2004 and January 2005, we completed a public offering of our common stock, in which we sold 679,000 and 21,000 (subscriptions for 11,000 of which were received prior to year end) shares, respectively. The charging of costs of $257,302 incurred prior to the initial closing in December 2004 was deferred pending completion of the offering, at which time these costs were charged against the proceeds included in additional paid-in capital.

     Recent Accounting Pronouncements

     In December 2004, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 123 (Revised 2004), "Share-Based Payment" ("SFAS 123(R)"). SFAS 123(R) requires compensation costs related to share-based payment transactions to be recognized in our financial statements. With limited exceptions, the amount of compensation cost is measured based on the grant-date fair value of the equity or liability instruments issued. In addition, liability awards are re-measured each reporting period. Compensation cost is recognized over the period that an employee provides service in exchange for the award. SFAS 123(R) replaces FASB 123, "Accounting for Stock-Based Compensation," and supersedes APB Opinion No. 25, "Accounting for Stock Issued to Employees." This guidance is effective as of the first interim or annual reporting period beginning after December 15, 2005 for Small Business filers which, in our case, was the quarter ended March 31, 2006.

     In September 2006, the FASB issued SFAS No. 157, "Fair Value Measures" ("SFAS 157") which defines fair value, establishes a framework for measuring fair value in accordance with generally accepted accounting principles, and provides for additional fair value disclosures. SFAS 157 is effective for fiscal years beginning after November 15, 2007 and interim periods. The Company does not believe SFAS 157 will have a material effect on its financial statements.

     In September 2006, the Staff of the Securities and Exchange Commission issued Staff Accounting Bulletin No. 108, "Considering the Effect of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements" ("SAB 108"). SAB 108 requires the use of two approaches in quantitatively evaluating the materiality of misstatements. If the misstatement as quantified under either approach is material to the current year financial statements, the misstatement must be corrected. If the effect of correcting a prior year misstatement in the current year income statement is material, the prior year financial statements should be corrected. In the year of adoption (fiscal years ending after November 15, 2006), the misstatements may be corrected as an accounting change by adjusting opening retained earnings rather than being included in the current year income statement. The Company does not expect SAB 108 to have an impact on the Company's consolidated financial statements.

NOTE 2 - Stockholders' Equity
         --------------------

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

     Common stock issued for services

     On January 21, 2005, we privately issued 100,000 shares of our common stock, valued, for financial reporting purposes, at $100,000, to a company for consulting services in connection with the formation of our broker-dealer subsidiary and, for the first 12 months following the registration of this subsidiary, for it to provide the financial operations principal and regulatory compliance services.

     On January 21, 2005, we privately issued 40,000 shares of our common stock, valued, for financial reporting purposes, at $40,000, as partial consideration for services rendered to us by a company that provided market research on the Company.

     On April 15, 2005, we privately issued 100,000 shares of our common stock to each of two individuals, valued, for financial reporting purposes, at an aggregate of $200,000 pursuant to separate agreements with each individual to provide consulting services for our wholly owned broker-dealer subsidiary for terms of one year and two years, respectively, commencing on April 15, 2005.

     On August 1, 2005, we entered into an agreement with an investor relations firm that is reporting on us and providing updates for a term of one year, commencing on August 1, 2005 but is cancelable by either party at the end of any quarter. As compensation, we issued 75,000 shares of our common stock valued, for financial reporting purposes, at $52,501, as the first quarterly payment. We cancelled this agreement as of October 31, 2005, the end of the first quarter of the agreement.

     On April 10, 2006, we entered into an agreement to extend a consulting agreement with an individual who is providing consulting services to our wholly owned subsidiary, IPOR Capital, LLC, for a term of nine months, commencing on April 15, 2006. As compensation, we issued 350,000 shares of our common stock valued, for financial reporting purposes, at $70,000.

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

     On September 1, 2006, we entered into an agreement to extend, for a period of six months, commencing on September 1, 2006, a consulting agreement with a company that is providing financial operations principal and regulatory compliance security to our wholly owned subsidiary, IPOR Capital LLC. As compensation, we issued 300,000 shares of our common stock valued, for financial reporting purposes, at $30,000.





NOTE 3- Commitments and Contingencies
        -----------------------------

     We have entered into a five-year employment agreement, dated April 1, 2002, with our president, which provides for him to receive compensation of $70,000 per annum commencing January 1, 2004, increasing by no less than 15% over the prior year's compensation each January 1. Accordingly, on January 1, 2005, his compensation increased to $80,500 per annum and on January 1, 2006, his compensation increased to $92,575 per annum. As of December 31, 2006, we had accrued but unpaid salary of $82,150 due to our president which amount has been reflected in accounts payable on our balance sheet at December 31, 2006.

     We also entered into a five-year employment agreement, dated April 1, 2002, with our executive vice president and treasurer, which provides for him to receive, compensation of $100,000 per annum, commencing with the completion of our initial public offering on December 14, 2004, increasing by no less than 15% over the prior year's compensation each
     December 14. Accordingly, on December 14, 2005, his compensation increased to $115,000 per annum. As of December 31, 2006, we had accrued but unpaid salary of $152,376 due to our executive vice president and treasurer which amount has been reflected in accounts payable on our balance sheet at December 31, 2006.

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

NOTE 4 - Stock Options
         -------------

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

     On January 1, 2006, we adopted the fair value recognition provisions of Statement of Financial Accounting Standards
     (SFAS) No. 123(R), "Share-Based Payment," using the modified prospective method. Consequently, for the twelve months ended December 31, 2006, our results of operations reflected compensation expense for new stock options granted and vested under our stock option plan during the fiscal year 2006. The amount recognized in the financial statements related to stock-based compensation was $126,294 for the year ended December 31, 2006. As of December 31, 2006, the total unrecognized compensation cost related to non-vested awards was $-0-. The fair value of each option granted is estimated on the date of grant using the Black-Scholes option-pricing method. The Company uses historical data to estimate the expected price volatility, the expected option life and the expected forfeiture rate. The risk-free is based on the U.S. Treasury yield curve in effect at the time of grant for the estimated life of the option. The Company has not made any dividend payments nor does it have plans to pay dividends in the foreseeable future. The following assumptions were used to estimate the fair value of options granted during the twelve months ended December 31, 2006 using the Black-Scholes option-pricing model:

                                               December 31,
                                                  2006
                                                  ----
     Risk free interest rate                      4.81%
     Expected term (years)                        5.0
     Expected volatility                         91.022%
     Expected dividend yield                     ------


          A summary of the option activity for the twelve months ended December 31, 2006 is as follows:

                                                 Number     Weighted
                                                   of       Average
                                                 Shares     Exercise
                                                  Price


     Options  outstanding at  January  1, 2006          --   $    --

     Granted                                     1,500,000       .20
                                                 ---------   -------
     Options outstanding at December  31, 2006   1,500,000       .20
                                                 ---------   -------
     Options exercisable at December  31, 2006   1,500,000       .20
                                                 ---------   -------


NOTE 5 - Net Loss Per Share
         ------------------

     Earnings per share ("EPS") has been calculated in accordance with SFAS No. 128, which requires the presentation of both basic net income per share and net income per common share assuming dilution. Basic earnings per share is computed by dividing income available to common stockholders by the weighted average number of shares outstanding for the year. Diluted earnings per share reflects the potential dilution that could occur upon the exercise of common stock options resulting in the issuance of common stock to stockholders who would then share in the earnings of the Company. SFAS No. 128 precludes the inclusion of any potential common shares in the computation of any diluted per-share amounts when a loss from continuing operations exists.

NOTE 6 -  Notes Payable
          -------------

     We are obligated under a note payable to a bank, which is payable in monthly installments of interest only at the rate of 5% per annum since July 27, 2003. This loan matured on December 27, 2005 but has been extended to December 27, 2007. Repayment of the loan is supported by collateral pledged by five of our stockholders, including Leonard W. Suroff, our executive vice president and treasurer and a director, and Richard Bernstein, a director.

     We are also obligated under notes payable to Messrs. Suroff and Bernstein to pay an aggregate of $71,700 and $49,220, respectively, borrowed at various times from September 2005 through December 2006, which bear interest at varying rates of 5% and 5.1% per annum, compounded annually, and are payable on January 1, 2008.

NOTE 7 - Provision for Income Taxes
         --------------------------

     The Company provides for income taxes under Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes." SFAS No. 109 requires the use of an asset and liability approach in accounting for income taxes. Deferred tax assets and liabilities are recorded based on the differences between the financial statement and tax bases of assets and liabilities and the tax rates in effect when these differences are expected to reverse.

     SFAS No. 109 requires the reduction of deferred tax assets by a valuation allowance if, based on the weight of available evidence, it is more likely than not that some or all of the deferred tax assets will not be realized. In the Company's opinion, it is uncertain whether they will generate sufficient taxable income in the future to fully utilize the net deferred tax asset. Accordingly, a valuation allowance equal to the deferred tax asset has been recorded. The total deferred tax asset is $672,453, which is calculated using a blended federal and state (New York) tax rate of 35%.

     The Federal net operating loss carryforward ("NOL") is due to expire 20 years from the date of its creation. The NOL for 2002, 2003, 2004, 2005 and 2006 are approximately
     $54,917,   $36,372,   $181,094,   $864,099   and   $784,813,
     respectively, and the years of expiration are 2022, 2023, 2024, 2025 and 2026, respectively, if it is not utilized.

NOTE 8 - Subsequent Events
         -----------------

     On March 8, 2007, our company and KI Equity Partners VI, LLC, a Delaware limited liability company ("KI Equity") entered into a securities purchase agreement ("Purchase Agreement") under which we will, at the closing of the
     transactions  contemplated  under  the  Purchase   Agreement
     ("Closing"), sell to KI Equity, and KI Equity will purchase from us, 65,789,474 shares of IPOR's common stock ("Shares") for a purchase price of $625,000 ("Purchase Price"), or approximately $0.0095 per share. The issuance of the Shares is intended to be exempt from registration under the Securities Act of 1933, as amended (the "Securities Act"), pursuant to Section 4(2) thereof and such other available exemptions. As such, the Shares may not be offered or sold in the United States unless they are registered under the Securities Act, or an exemption from the registration
     requirements  of  the  Securities  Act  is  available.    No
     registration statement covering the Shares has been or is expected to be filed with the United States Securities and Exchange Commission ("SEC" or "Commission") or with any state securities commission in connection with the issuance of the Shares. However, as a condition to the Closing, we will grant certain demand and piggyback registration rights to KI Equity with respect to the Shares. The Registration Rights Agreement covering the foregoing registration rights will be executed by our company and KI Equity at the Closing.

     As of March 8, 2007, our company has 15,744,492 shares of its common stock issued and outstanding. Following the issuance of the Shares to KI Equity under the Purchase Agreement, KI Equity will own approximately 80.7% of the total outstanding shares of our company's common stock immediately following the Closing.

     In connection with the Purchase Agreement, and as a condition to the Closing, Vladimir F. Kuznetsov, our President, CEO and director ("Kuznetsov"), Mark R. Suroff, our current Executive Vice President, Secretary and Treasurer ("Mark R. Suroff"), the estate of Leonard W. Suroff, our former Executive Vice President, Secretary, Treasurer and director ("Suroff"), and Richard Bernstein, a current director ("Bernstein") (individually, a "Principal" and collectively, the "Principals") will agree to terminate any and all agreements and contracts with us and our affiliated companies including, without limitation, any employment, consulting and stock option agreements, and to irrevocably release us from any and all debts, liabilities and obligations, all pursuant to the terms and conditions of a certain release agreement ("Release Agreement") to be executed at the Closing.

     In connection with the Purchase Agreement, and as a further condition to the Closing, Kuznetsov, Mark R. Suroff and Bernstein (collectively, the "Indemnitors") will agree to indemnify and hold us harmless from all liabilities and obligations related to the period prior to Closing, pursuant to the terms and conditions of a certain indemnity agreement ("Indemnity Agreement") to be executed at Closing. Pursuant to the Indemnity Agreement, will pay the Indemnitors a cash payment in an amount of $50,000 in the aggregate for their agreement to indemnify us. The parties have agreed that the $50,000 payable under the Indemnity Agreement will be held in escrow for up to 90 days following the Closing to cover any indemnity claims.

     The completion of the transactions contemplated under the Purchase Agreement are also subject to the satisfaction of certain other contingencies including, without limitation,
     (i) the payment of all of our liabilities and obligations at Closing from the proceeds of the Purchase Price (including the consideration payable to the Indemnitors under the Indemnity Agreement), (ii) the cancellation of all contracts involving us, (iii) the filing of our Annual Report on Form 10-KSB for the year ended December 31, 2006, (iv) compliance with regulatory requirements, (v) the continued quotation of our common stock on the NASD Over-the-Counter Electronic Bulletin Board ("OTC BB"), (vi) delivery of certain legal opinions from our counsel, (vii) the delivery of various closing documents, (viii) the resignation of our existing officers and directors as of the Closing, and (ix)
     completion  of  due  diligence investigation  of  us  by  KI
     Equity.

     Effective  as  of  the  Closing, the existing  officers  and directors of our company will resign, and the current directors will appoint Kevin R. Keating as the sole director, Chief Executive Officer, Chief Financial Officer, President, Secretary and Treasurer of IPOR.

     On December 8, 2006 IPOR Capital, LLC filed with the NASD to withdraw its broker-dealer registration on Form BDW. The withdrawal was effective February 6, 2006.

     The Company's wholly-owned subsidiary, IPORUSSIA  Limited, a
     United Kingdom corporation, is now pending dissolution, having never established a physical location or undertaken any operations whatsoever.