Form 10QSB
period 2007-03-31
IPORUSSIA INC
filed 2007-05-21
CIK 1179090

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB

☒ QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2007

☐ TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the transition period from ____ to _____

Commission file number: 000-51076

IPORUSSIA, Inc.
(Exact name of small business issuer as specified in its charter)

Delaware	38-3649127
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification Number)

936A Beachland Blvd., Suite 13
Vero Beach, FL	32963
(Address of principal executive offices)	(Zip code)

Issuer’s telephone number, including area code: (772) 231-7544

12 Tompkins Avenue, Jericho, NY 11753
(Former name, former address and former
fiscal year, if changed since last report)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes ☒ No ☐

Check by check mark whether the issuer is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☒  No ☐

Transitional Small Business Disclosure Format (Check one): Yes ☐ No ☒

IPORUSSIA, INC.

TABLE OF CONTENTS

		Page
PART I - FINANCIAL INFORMATION:

Item 1.	Financial Statements	2

	Condensed Consolidated Balance Sheets at March 31, 2007 (unaudited) and December 31, 2006	3

	Condensed Consolidated Statements of Operations for the Three Months Ended March 31, 2007 and 2006 (unaudited), and for the Cumulative Period from April 1, 2002 (Inception) through March 31, 2007 (unaudited)	4

	Condensed Consolidated Statement of Changes in Stockholders’ Equity (Deficit) for the Cumulative Period from April 1, 2002 (Inception) to March 31, 2007 (unaudited)	5

	Condensed Consolidated Statements of Cash Flows for the Three Months Ended March 31, 2007 and 2006 (unaudited), and for the Cumulative Period from April 1, 2002 (Inception) through March 31, 2007 (unaudited)	6

	Notes to Condensed Consolidated Financial Statements (unaudited)	7

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	16

Item 3.	Controls and Procedures	20

PART II - OTHER INFORMATION:

Item 1.	Legal Proceedings	20

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	20

Item 3.	Defaults Upon Senior Securities	21

Item 4.	Submission of Matters to a Vote of Security Holders	21

Item 5.	Other Information	21

Item 6.	Exhibits	21

Signature		23

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements.

Statements made in this Form 10-QSB (the “Quarterly Report”) that are not historical or current facts are “forward-looking statements” made pursuant to the safe harbor provisions of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). These statements often can be identified by the use of terms such as “may,” “will” “expect,” “believe,” “anticipate,” “estimate,” “approximate,” or “continue,” or the negative thereof. IPORUSSIA, Inc. (the “Company”) intends that such forward-looking statements be subject to the safe harbors for such statements. The Company wishes to caution readers not to place undue reliance on any such forward-looking statements, which speak only as of the date made. Any forward-looking statements represent management’s best judgment as to what may occur in the future. However, forward-looking statements are subject to risks, uncertainties and important factors beyond the control of the Company that could cause actual results and events to differ materially from historical results of operations and events and those presently anticipated or projected. These factors include adverse economic conditions, entry of new and stronger competitors, inadequate capital and unexpected costs. The Company disclaims any obligation subsequently to revise any forward-looking statements to reflect events or circumstances after the date of such statement or to reflect the occurrence of anticipated or unanticipated events.

IPORUSSIA, INC.
(A Development Stage Company)
Condensed Consolidated Balance Sheets

	March 31,	December 31,
	2007	2006
	(Unaudited)

Assets

Current assets
Cash and cash equivalents	$75,000	$17,394
Restricted cash	50,000	-

Total current assets	125,000	17,394

Total assets	$125,000	$17,394

Liabilities and Stockholders' Equity (Deficit)

Current liabilities
Accounts payable	$6,739	$103,067
Accrued expenses	75,273	285,189
Bank note payable	-	107,485

Total current liabilities	82,012	495,741

Notes payable to officers and directors	-	120,920

Total liabilities	82,012	616,661

Stockholders' Equity (Deficit)
Preferred stock, $0.0001 par value; 1,000,000 shares
authorized; no shares issued or outstanding	-	-
Common stock, $0.0001 par value; 100,000,000 shares
authorized; 98,428,703 and 15,744,492 shares issued
and outstanding, respectively	9,842	1,574
Additional paid-in capital	2,099,146	1,321,914
(Deficit) accumulated during the development stage	(2,066,000)	(1,922,755)

Total stockholders' equity (deficit)	42,988	(599,267)

Total liabilities and stockholders' equity (deficit)	$125,000	$17,394

The accompanying notes are an integral part of these condensed consolidated financial statements.

IPORUSSIA, INC.
(A Development Stage Company)
Condensed Consolidated Statements of Operations
			Cumulative
			Period From
	Three Months Ended		April 1, 2002
	March 31,		(Inception) To
	2007	2006	March 31, 2007
	(Unaudited)	(Unaudited)	(Unaudited)

Revenue	$-	$-	$-

General and administrative expenses
Organization costs	-	-	2,351
Client development expenses	-	4,867	155,335
Officers' salaries	-	51,895	460,841
Other expenses	226,239	126,343	1,508,008
Interest expense	2,238	2,149	25,000

Total general and administrative expenses	228,477	185,254	2,151,535

Loss from operations	(228,477)	(185,254)	(2,151,535)

Other income (expense)
Interest income	-	-	303
Other income (Note 3)	135,232	-	135,232
Other (expense) (Note 3)	(50,000)	-	(50,000)

Net (loss)	$(143,245)	$(185,254)	$(2,066,000)

Net (loss) per share - basic and diluted	$(.006)	$(.012)

Weighted average number of shares of outstanding - basic and diluted	23,449,755	14,836,428

The accompanying notes are an integral part of these condensed consolidated financial statements.

IPORUSSIA, INC.
(A Development Stage Company)
Condensed Consolidated Statements of Changes in Stockholders’ Equity (Deficit)
For the Cumulative Period From April 1, 2002 (Inception) to March 31, 2007
					Deficit
					Accumulated	Total
			Additional	Unearned	during the	Stockholders'
	Common Stock		Paid-In	Stock	Development	Equity
	Shares	Amount	Capital	Compensation	Stage	(Deficit)

Balances at April 1, 2002	-	$-	$-	$-	$-	$-

Issuance of common stock at $0.0001 per share	13,000,000	1,300	-	-	-	1,300
Issuance of common stock at $0.25 per share	600,000	60	149,940	-	-	150,000
Net (loss) - April 1, 2002 (Inception)
to December 31, 2002	-	-	-	-	(54,917)	(54,917)
Balances at December 31, 2002	13,600,000	$1,360	$149,940		$(54,917)	$96,383

Net (loss) - Year ended December 31, 2003	-	-	-	-	(36,372)	(36,372)
Balances at December 31, 2003	13,600,000	$1,360	$149,940	$-	$(91,289)	$60,011

Issuance of common stock at $1.00 per share	679,000	68	678,932	-	-	679,000
Underwriter's warrants	-	-	68	-	-	68
Offering costs	-	-	(257,302)	-	-	(257,302)
Net (loss) - Year ended December 31, 2004	-	-	-	-	(181,094)	(181,094)
Balances at December 31, 2004	14,279,000	$1,428	$571,638	$-	$(272,383)	$300,683

Issuance of common stock at $1.00 per share	21,000	2	20,998	-	-	21,000
Underwriter's warrants	-	-	2	-	-	2
Offering costs	-	-	(4,375)	-	-	(4,375)
Issuance of common stock for services	340,000	34	339,966	(340,000)		-
Issuance of common stock at $1.00 per share	50,000	5	49,995	-	-	50,000
Amortization of unearned stock compensation	-	-	-	204,028	-	204,028
Issuance of common stock for services	75,000	8	52,493	-	-	52,501
Issuance of common stock at $0.35 per share	71,428	7	24,993	-	-	25,000
Net (loss) - Year ended December 31, 2005	-	-	-	-	(864,099)	(864,099)
Balances at December 31, 2005	14,836,428	$1,484	$1,055,710	$(135,972)	$(1,136,482)	$(215,260)

Issuance of common stock for services	908,064	90	139,910	(140,000)	-	-
Amortization of unearned stock compensation	-	-	-	275,972	-	275,972
Stock-based compensation	-	-	126,294	-	-	126,294
Net (loss) - Year ended December 31, 2006	-	-	-	-	(786,273)	(786,273)
Balances at December 31, 2006	15,744,492	$1,574	$1,321,914	$-	$(1,922,755)	$(599,267)

Issuance of common stock for cash at $0.095
per share on March 23, 2007	65,789,474	6,579	618,421	-	-	625,000
Issuance of common stock for cash at $0.095
per share on March 26, 2007	7,894,737	789	74,211	-	-	75,000
Issuance of common stock for services
at $0.0095 per share on March 26, 2007	9,000,000	900	84,600	-	-	85,500
Net (loss) - Three months ended March 31, 2007 (Unaudited)	-	-	-	-	(143,245)	(143,245)
Balances at March 31, 2007	98,428,703	$9,842	$2,099,146	$-	$(2,066,000)	$42,988

The accompanying notes are an integral part of these condensed consolidated financial statements.

IPORUSSIA, INC.
(A Development Stage Company)
Condensed Consolidated Statements of Cash Flows

			Cumulative
			Period From
	Three Months Ended		April 1, 2002
	March 31,		(Inception) To
	2007	2006	March 31, 2007
	(Unaudited)	(Unaudited)	(Unaudited)
Cash Flows From Operating Activities
Net (loss)	$(143,245)	$(185,254)	$(2,066,000)
Adjustments to reconcile net (loss) to net
cash (used in) operating activities:
Common stock issued for services	85,500	-	138,001
Amortization of unearned stock compensation	-	57,500	480,000
Stock-based compensation expense	-	912	126,294
Reversal of accrued executive payroll liability	(135,232)	-	(135,232)
Depreciation and amortization	-	883	6,625
Loss on abandonment of fixed assets	-	-	4,983
Changes in operating assets and liabilities:
Restricted cash	(50,000)	-	(50,000)
Prepaid expenses and other assets	-	2,821	-
Accounts payable and accrued expenses	(171,012)	92,899	217,244

Net cash (used in) operating activities	(413,989)	(30,239)	(1,278,085)

Cash Flows From Investing Activities
Purchase of furniture, fixtures and equipment	-	(1,744)	(11,608)

Net cash (used in) investing activities	-	(1,744)	(11,608)

Cash Flows From Financing Activities
Proceeds from borrowings on notes payable
and advances from officers and directors	-	17,000	120,920
Repayment of notes payable and advances
from officers and directors	(120,920)	-	(120,920)
Proceeds from long-term borrowings	-	-	107,485
Repayment of long-term borrowings	(107,485)	-	(107,485)
Proceeds from issuance of common stock	700,000	-	1,626,300
Offering costs	-	-	(261,677)
Proceeds from underwriters' warrants	-	-	70

Net cash provided by financing activities	471,595	17,000	1,364,693

Net increase (decrease) in cash and cash equivalents	57,606	(14,983)	75,000

Cash and cash equivalents, beginning of period	17,394	47,238	-

Cash and cash equivalents, end of period	$75,000	$32,255	$75,000

Supplemental Disclosure of Cash Flow Information
Cash paid for interest	$7,521	$2,149	$27,543

The accompanying notes are an integral part of these condensed consolidated financial statements.

IPORUSSIA, INC.
(A Development Stage Company)
Notes to Condensed Consolidated Financial Statements

1.	Organization and Basis of Presentation

The accompanying unaudited condensed financial statements of IPORUSSIA, INC. (the “Company” or “IPOR”) are presented in accordance with the requirements for Form 10-QSB and Regulation S-B. Accordingly, they do not include all of the disclosures required by generally accepted accounting principles (“GAAP”). In the opinion of management, all adjustments (all of which were of a normal recurring nature) considered necessary to fairly present the financial position, results of operations, and cash flows of the Company on a consistent basis, have been made.

These results have been determined on the basis of GAAP and practices applied consistently with those used in the preparation of the Company’s annual financial statements for the year ending December 31, 2006. Operating results for the three months ended March 31, 2007 are not necessarily indicative of the results that may be expected for the year ending December 31, 2007.

The Company recommends that the accompanying financial statements for the interim period be read in conjunction with the financial statements and notes for the year ending December 31, 2006 included in the Company’s Annual Report on Form 10-KSB, filed with the United States Securities and Exchange Commission (the “SEC”) on March 22, 2007.

Organization and Business
The Company was originally incorporated in Delaware as IPO RUSSIA, INC. on April 1, 2002. Subsequently, also on April 1, 2002, the Company filed a Certificate of Amendment to its Certificate of Incorporation changing its corporate name to IPORUSSIA, INC.

On January 19, 2005, the Ministry of Justice of the Russian Federation granted the Company a permit and certificate to open a representation office in Moscow. The permit and certificate expire on January 19, 2008.

On February 8, 2005, the Company formed IPOR Capital, LLC (“IPOR Capital”) as a wholly owned subsidiary under the laws of the State of Delaware. On September 2, 2005, IPOR Capital was admitted as a member of the National Association of Securities Dealers (the “NASD”). IPOR Capital’s NASD broker-dealer membership agreement permitted it to solicit other broker dealers to manage or co-manage initial public offerings (“IPOs”) for Russian and other foreign companies, as a finder and/or consultant. In addition, IPOR Capital may participate in private placements of securities to institutional and accredited investors.

In December 2006, IPOR voluntarily withdrew its broker-dealer registration for IPOR Capital due to IPOR’s weak financial condition and lack of revenue-producing client engagements. No completed transactions were ever consummated through IPOR Capital.

IPORUSSIA, INC.
(A Development Stage Company)
Notes to Condensed Consolidated Financial Statements

Effective March 23, 2007, upon the change in control of the Company as further discussed in Note 3, IPOR discontinued its active business operations and, as a result, has become a “shell company” (as such term is defined in Rule 12b-2 of the Exchange Act), and its sole business will be to identify, evaluate and investigate various companies with the intent that, if such investigation warrants, a reverse merger transaction could be negotiated and completed, pursuant to which IPOR would acquire a target company with an operating business, with the intent of continuing the acquired company’s business as a publicly held entity. As a result of this change in control, the Company became a Development Stage Company pursuant to Item 310(b)(2)(vi) of Regulation S-B.

Basis of Presentation
As of the date of this Quarterly Report, the Company has not earned revenues from its principal operations and as a result is currently in the development stage, as defined by Statement of Financial Accounting Standards (“SFAS”) No. 7, Accounting and Reporting by Development Stage Enterprises.

Going Concern
Since its inception, the Company has generated no revenues and has incurred a cumulative operating loss of $2,151,535 and a cumulative net loss of $2,066,000. Since inception, the Company has been dependent upon the receipt of capital investment or other financing to fund its operations.

Effective March 23, 2007, upon the change in control of the Company, as further discussed in Note 3, the Company discontinued its active business operations and, as a result, has become a “shell company” (as such term is defined in Rule 12b-2 of the Exchange Act), and its sole business is to identify, evaluate and investigate various companies with which to enter into a potential reverse merger transaction. To date, the Company has not identified any business combination reverse merger targets and therefore, cannot ascertain with any degree of certainty the capital requirements for any particular transaction. In addition, the Company is dependent upon certain related parties to provide continued funding and capital resources. These factors indicate substantial doubt that the Company will be able to continue as a going concern. The accompanying financial statements have been presented on the basis of the continuation of the Company as a going concern and do not include any adjustments relating to the recoverability and classification of recorded asset amounts or the amounts and classification of liabilities that may be necessary should the Company be unable to continue as a going concern.

2.	Summary of Significant Accounting Policies

Use of Estimates
The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities as well as the reported amounts of revenues and expenses. Actual results could differ from these estimates.

IPORUSSIA, INC.
(A Development Stage Company)
Notes to Condensed Consolidated Financial Statements

Income Taxes
The Company accounts for income taxes in accordance with SFAS No. 109, Accounting for Income Taxes (“SFAS No. 109”), which requires the recognition of deferred tax liabilities and assets at currently enacted tax rates for the expected future tax consequences of events that have been included in the financial statements or tax returns. A valuation allowance is recognized to reduce the net deferred tax asset to an amount that is more likely than not to be realized. The tax provision shown on the accompanying statement of operations is zero since the deferred tax asset generated from net operating losses is offset in its entirety by a valuation allowance. State minimum taxes are expensed as incurred.

Cash and Cash Equivalents
Cash and cash equivalents, if any, include all highly liquid instruments with an original maturity of three months or less at the date of purchase.

Deferred Offering Costs
In December 2004 and January 2005, the Company completed a public offering of its common stock, in which it sold 679,000 and 21,000 shares, respectively. Subscriptions for 11,000 of the 21,000 shares were received prior to year end. The charging of costs of $257,302 incurred prior to the initial closing in December 2004 was deferred pending completion of the offering, at which time these costs were charged against the proceeds included in additional paid-in capital.

Fair Value of Financial Instruments
The Company’s financial instruments include accounts payable and accrued expenses. The carrying amounts of financial instruments approximate fair value due to their short maturities.

Net Loss Per Share
Basic loss per share (“EPS”) is calculated by dividing the loss available to common shareholders by the weighted average number of common shares outstanding for the period. Diluted EPS reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock. The Company currently has no dilutive securities and as such, basic and diluted loss per share are the same for all periods presented.

Comprehensive Loss
Comprehensive loss is defined as all changes in stockholders’ equity (deficit), exclusive of transactions with owners, such as capital investments. Comprehensive loss includes net loss, changes in certain assets and liabilities that are reported directly in equity, such as translation adjustments on investments in foreign subsidiaries and unrealized gains (losses) on available-for-sale securities. For the three months ended March 31, 2007 and for the cumulative period from April 1, 2002 (Inception) to March 31, 2007, the Company’s comprehensive loss was the same as its net loss.

IPORUSSIA, INC.
(A Development Stage Company)
Notes to Condensed Consolidated Financial Statements

Reclassifications
Certain reclassifications have been made to the accompanying condensed consolidated statement of operations for the three months ended March 31, 2006 and for the cumulative period from April 1, 2002 (Inception) to December 31, 2006 to conform to the current period presentation.

Recently Issued Accounting Pronouncements
In June 2006, the Financial Accounting Standards Board (the “FASB”) issued Financial Interpretation No. 48, Accounting for Uncertainty in Income Taxes—an Interpretation of SFAS No. 109 (“FIN 48”), which clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements. FIN 48 prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. It also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. The requirements of FIN 48 are effective for the Company’s fiscal year beginning January 1, 2007.

In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements (“SFAS No. 157”).  The purpose of SFAS No. 157 is to provide users of financial statements with better information about the extent to which fair value is used to measure recognized assets and liabilities, the inputs used to develop the measurements, and the effect of certain measurements on earnings for the period. SFAS No. 157 also provides guidance on the definition of fair value, the methods used to measure fair value, and the expanded disclosures about fair value measurements. This changes the definition of fair value to be the price that would be received to sell an asset or paid to transfer a liability (i.e., an exit price), as opposed to the price that would be paid to acquire the asset or received to assume the liability (i.e., an entry price).  SFAS No. 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007 and interim periods with those fiscal years (e.g., January 1, 2008, for calendar year-end entities).

In September 2006, the FASB issued SFAS No. 158, Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans—an amendment of FASB Statements No. 87, 88, 106, and 132(R) (“SFAS No. 158”), which amends SFAS Nos. 87, 88, 106, and 132(R).  Pursuant to SFAS No. 158, an employer must continue to apply the provisions in SFAS Nos. 87, 88, and 106 in measuring plan assets and benefit obligations as of the date of such employer’s statement of financial position and in determining the amount of net periodic benefit cost.  SFAS No. 158 requires amounts to be recognized as the funded status of a benefit plan, that is, the difference between plan assets at fair value and the benefit obligation.  SFAS No. 158 further requires recognition of gains/losses and prior service costs or credits not recognized pursuant to SFAS No. 87 or SFAS No. 106.  Additionally, the measurement date is to be the date of the employer’s fiscal year end.  Lastly, SFAS No. 158 requires disclosure in the financial statements of the effects from delayed recognition of gains/losses, prior service costs or credits, and transition assets or obligations.  SFAS No. 158 is effective for years ending after December 15, 2006 for employers with publicly traded equity securities and as of the end of the fiscal year ended after June 15, 2007 for employers without publicly traded equity securities.

IPORUSSIA, INC.
(A Development Stage Company)
Notes to Condensed Consolidated Financial Statements

In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities, including an amendment of FASB Statement No. 115 (“FAS 159”). FAS 159 permits companies to choose to measure many financial instruments and certain other items at fair value that are not currently required to be measured at fair value and establishes presentation and disclosure requirements designed to facilitate comparisons between companies that choose different measurement attributes for similar types of assets and liabilities. The provisions of FAS 159 will become effective as of the beginning of our 2009 fiscal year.

The adoption of the new FASB statements discussed above is not expected to have a material effect on the Company’s financial position, results of operations, or cash flows.

3.	Change of Control

On March 23, 2007, IPOR and KI Equity completed and closed a transaction under a Securities Purchase Agreement (the “Purchase Agreement”), dated March 8, 2007, by and among IPOR and KI Equity. Pursuant to the Purchase Agreement, effective March 23, 2007 (the “Closing”), IPOR sold to KI Equity, and KI Equity purchased from IPOR, 65,789,474 shares of IPOR’s common stock (the “Shares”) for a purchase price of $625,000, or approximately $0.0095 per share.

The issuance of the Shares is intended to be exempt from registration under the Securities Act, pursuant to Section 4(2) thereof. As such, the Shares may not be offered or sold unless they are registered under the Securities Act or an exemption from the registration requirements of the Securities Act is available. No registration statement covering the Shares has been, or is expected to be, filed with the SEC or with any state securities commission in connection with the issuance of the Shares. However, IPOR has granted certain demand and piggyback registration rights to KI Equity with respect to the Shares. At the Closing, IPOR and KI Equity executed a registration rights agreement (the “Registration Rights Agreement”) granting the foregoing registration rights.

Prior to the Closing, Vladimir F. Kuznetsov, IPOR’s former President, CEO and director (“Kuznetsov”), Mark R. Suroff, IPOR’s former Executive Vice President, Secretary and Treasurer (“Mark R. Suroff”), the estate of Leonard W. Suroff, IPOR’s former Executive Vice President, Secretary, Treasurer and director (“Leonard W. Suroff”), and Richard Bernstein, IPOR’s former director (“Bernstein”) (individually, a “Principal” and collectively, the “Principals”) agreed to terminate any and all agreements and contracts with IPOR and its affiliated companies, including, without limitation, any employment, consulting and stock option agreements, and to irrevocably release IPOR from any and all debts, liabilities and obligations, all pursuant to the terms and conditions of certain release agreements (the “Release Agreements”) executed by the parties. As part of the Release Agreements, Kuznetsov, Leonard W. Suroff and Bernstein each canceled options to purchase 500,000 Shares. Following the cancellation of these options, there were no options issued or outstanding.

IPORUSSIA, INC.
(A Development Stage Company)
Notes to Condensed Consolidated Financial Statements

Following the execution of the Release Agreements, the Company reversed $135,232 of previously accrued compensation due to Leonard W. Suroff and Kuznetsov, accounting for the reversal of the liability as Other Income in the accompanying condensed statement of operations.

Prior to the Closing, Kuznetsov, Mark R. Suroff and Bernstein (collectively, the “Indemnitors”) also agreed to indemnify and hold IPOR harmless from all liabilities and obligations related to the period prior to Closing, pursuant to the terms and conditions of a certain indemnity agreement (the “Indemnity Agreement”) executed by the parties. Pursuant to the Indemnity Agreement, IPOR will pay the Indemnitors a cash payment in the amount of $50,000 in the aggregate for their agreement to indemnify IPOR. The parties have agreed that the $50,000 payable under the Indemnity Agreement would be held in escrow for up to 90 days following the Closing to cover any indemnity claims.

Following the execution of the Indemnity Agreement, the Company recorded the $50,000 aggregate sum to be paid to the Indemnitors as Other (Expense) in the accompanying condensed statement of operations.

Effective as of the Closing, IPOR’s then current directors appointed Kevin R. Keating the sole officer and director of IPOR. Following such appointment and effective as of the Closing, IPOR’s then current officers and directors resigned. Accordingly, effective as of the Closing, in accordance with the provisions of the Purchase Agreement, a change of a majority of IPOR’s directors occurred.

Kevin R. Keating is the father of Timothy J. Keating, the principal member of Keating Investments, LLC. Keating Investments, LLC is the managing member of KI Equity. Timothy J. Keating is the manager of KI Equity.

4.	Notes Payable

At December 31, 2006, the Company was obligated under a note payable to a bank for an aggregate amount of $107,485, which was payable in monthly installments of interest only at the rate of 5% per year. This note payable originally matured on December 27, 2005, but was subsequently extended to December 27, 2007.

At December 31, 2006, the Company was also obligated under notes payable to Messrs. Leonard W. Suroff and Bernstein for aggregate amounts of $71,700 and $49,220, respectively, borrowed at various times from September 2005 through December 2006. These notes payable bear interest at varying rates of 5% and 5.1% per year, compounded annually, and are payable on January 1, 2008.

IPORUSSIA, INC.
(A Development Stage Company)
Notes to Condensed Consolidated Financial Statements

In March of 2007, the Company repaid all outstanding notes payable and accrued interest using a portion of the proceeds raised from the issuance common stock to KI Equity (see Note 3).

5.	Stockholders’ Equity (Deficit)

Pursuant to its Certificate of Incorporation, the Company is authorized to issue up to 100,000,000 shares of common stock with a par value of $0.0001 per share and 1,000,000 shares of preferred stock with a par value of $0.0001 per share. As of March 31, 2007, there were 98,428,703 shares of common stock issued and outstanding and zero shares of preferred stock issued and outstanding.

Public Offering
On December 14, 2004, the first of two closings took place of a public offering, at which time the Company sold 679,000 Shares at $1.00 per share and aggregate consideration of $679,000. The second closing took place on January 12, 2005, at which time the Company sold 21,000 Shares at $1.00 per share and aggregate consideration of $21,000. For its services, the underwriter (a) received a commission and expense allowance of 10% and 3%, respectively, of the public offering price of the shares, and (b) purchased from the Company, for a purchase price of $0.0001 per share subject thereto, warrants to purchase one Share for each ten shares sold in the public offering, or an aggregate of 70,000 Shares. The warrants are exercisable at a price of $1.32 per share for a period of four years commencing December 14, 2005.

Common Stock Issued For Cash
In May 2005, the Company issued 50,000 shares of its common stock for aggregate consideration of $50,000 in a private transaction.

On August 16, 2005, the Company issued 71,428 shares of its common stock for aggregate consideration of $25,000 in a private transaction.

On March 23, 2007, the Company issued 65,789,474 shares of its common stock to KI Equity at a purchase price of $0.0095 per share and aggregate consideration of $625,000 (see Note 3).

On March 26, 2007, the Company issued 7,894,737 shares of its common stock to KI Equity at a purchase price of $0.0095 per share and aggregate consideration of $75,000. The proceeds from this sale are being used for working capital to pay expenses to maintain the reporting status of the Company.

The shares of Common Stock issued to KI Equity in March of 2007 were issued under an exemption from registration under Section 4(2) of the Securities Act. As such, the shares of common stock issued to KI Equity will be restricted shares, and the holder thereof may not sell, transfer or otherwise dispose of such shares without registration under the Securities Act or an exemption therefrom. The Company has granted demand and piggyback registration rights to KI Equity with respect to the above shares.

IPORUSSIA, INC.
(A Development Stage Company)
Notes to Condensed Consolidated Financial Statements

Common Stock Issued For Services
On January 21, 2005, the Company issued 100,000 shares of its common stock, valued, for financial reporting purposes, at $100,000, to a company for consulting services in connection with the formation and registration of the Company’s broker-dealer subsidiary and, for the first 12 months following the registration of this subsidiary, for it to provide financial operations principal and regulatory compliance services.

On January 21, 2005, the Company issued 40,000 shares of its common stock, valued, for financial reporting purposes, at $40,000, as partial consideration for services rendered by a company that provided market research on the Company.

On April 15, 2005, the Company issued 100,000 shares of its common stock to each of two individuals, valued, for financial reporting purposes, at an aggregate of $200,000, pursuant to separate agreements with each individual to provide consulting services for the Company’s wholly owned broker-dealer subsidiary for terms of one year and two years, respectively, commencing on April 15, 2005.

On August 1, 2005, the Company entered into an agreement with an investor relations firm that was reporting on the Company and providing updates for a term of one year, commencing on August 1, 2005, but was cancelable by either party at the end of any quarter. As compensation, the Company issued 75,000 shares of its common stock, valued, for financial reporting purposes, at $52,501, as the first quarterly payment. The Company cancelled this agreement as of October 31, 2005, the end of the first quarter of the agreement.

On April 10, 2006, the Company entered into an agreement to extend a consulting agreement with an individual who was providing consulting services to the Company’s wholly owned subsidiary, IPOR Capital, for a term of nine months, commencing on April 15, 2006. As compensation, the Company issued 350,000 shares of its common stock, valued, for financial reporting purposes, at $70,000.

On May 1, 2006, the Company entered into an agreement with a technology transfer firm that was to provide the Company with technology acquisition opportunities for a term of one year, commencing on May 1, 2006, but was cancelable by either party at the end of any month. As compensation, the Company issued 774,193 shares of its common stock, valued, for financial reporting purposes, at $120,000. The shares vested at the rate of 64,516 shares per month. The Company terminated this agreement at the end of August 2006, at which time the technology transfer firm returned 516,129 shares to the Company, which were then cancelled.

On September 1, 2006, the Company entered into an agreement to extend, for a period of six months, commencing on September 1, 2006, a consulting agreement with a company that is providing financial operations principal and regulatory compliance security to the Company’s wholly owned subsidiary, IPOR Capital. As compensation, the Company issued 300,000 shares of its common stock, valued, for financial reporting purposes, at $30,000.

IPORUSSIA, INC.
(A Development Stage Company)
Notes to Condensed Consolidated Financial Statements

On March 26, 2007, the Company issued 2,000,000 shares of its common stock to Kevin R. Keating, the sole officer and director of the Company, for services rendered to the Company, valued at $19,000, or $0.0095 per share.

On March 26, 2007, the Company also issued 7,000,000 shares of its common stock to Garisch Financial, Inc. (“GFI”) for consulting services rendered to the Company, valued at $66,500, or $0.0095 per share.

The shares of common stock issued to Kevin R. Keating and GFI in March of 2007 were issued under an exemption from registration under Section 4(2) of the Securities Act. As such, the shares of common stock issued to Kevin R. Keating and GFI are restricted shares, and the holder thereof may not sell, transfer or otherwise dispose of such shares without registration under the Securities Act or an exemption therefrom. The Company has granted demand and piggyback registration rights to Kevin R. Keating and GFI with respect to the above shares.

6.	Related Party Transactions

Effective March 26, 2007, the Company entered into a management agreement (the “Management Agreement”) with Vero Management, L.L.C., a Delaware limited liability company (“Vero”) under which Vero agreed to provide a broad range of managerial and administrative services to the Company, including, but not limited to, assistance in the preparation and maintenance of the Company’s financial books and records, the filing of various reports with the appropriate regulatory agencies as are required by state and federal rules and regulations, the administration of matters relating to the Company’s shareholders, including responding to various information requests from shareholders as well as the preparation and distribution to shareholders of relevant Company materials, and to provide office space, corporate identity, telephone and fax services, mailing, postage and courier services for a fixed fee of $2,000 per month, for an initial period of twelve months. At the end of the initial twelve month term, the agreement will continue to remain in effect until terminated in writing by either party. A copy of the Management Agreement is attached hereto as Exhibit 10.1.

Kevin R. Keating owns and controls Vero and is also the sole officer and director of the Company. The terms of the Management Agreement were determined based on terms that the Company believes would be available to it from third parties on an arm’s length basis.

Kevin R. Keating is the father of Timothy J. Keating, the principal member of Keating Investments, LLC. Keating Investments, LLC is the managing member of KI Equity, the controlling stockholder of the Company. Timothy J. Keating is the manager of KI Equity.

Item 2.	Management’s Discussion and Analysis or Plan of Operation.

The Company currently acts as a vehicle to investigate and, if such investigation warrants, acquire a target company or business seeking the perceived advantages of being a publicly held corporation. Our principal business objective for the next 12 months and beyond will be to achieve potential long-term growth through a combination with a business rather than immediate, short-term earnings. The Company will not restrict its potential candidate target companies to any specific business, industry or geographical location and, thus, may acquire any type of business.

Company Background

Currently, the Company is a shell company, as defined in Rule 12b-2 of the Exchange Act. It plans to seek a target company with which to merge or to complete a business combination. In any transaction, the Company will be the surviving entity, and our stockholders will retain a percentage ownership interest in the post-transaction company. The amount of the retained equity ownership of our stockholders will be negotiated by our management and the target company. The Company currently does not have any relevant operating business, revenues form operations or assets.

The search for a target business will not be restricted to any specific business, industry or geographic location, and we may participate in a business venture of virtually any kind or nature. The business plan is intended to be broad so that we are not limited in evaluating and pursuing any business objective that would bring value to our stockholders. We anticipate that we will be able to complete only one potential business combination because of our nominal assets and limited financial resources. We also believe that we will require additional capital from time to time in order to support our reporting obligations, maintain our corporate status, and fund any business combination expenses. We currently do not have any identified sources of working capital funds. There is no assurance that we will be able to find a business opportunity or that we will be able to complete a business combination.

The Company was incorporated in the State of Delaware on April 1, 2002. Its original business purpose was to offer business advisory services to private companies located in the Russian Federation that were interested in taking their companies public in foreign markets, to provide information about requirements and procedures necessary to take a company public, and to assist client companies in assembling a team of professionals and other related services.

On March 17, 2007, the Company IPOR formed IPORussia Limited, a wholly-owned United Kingdom corporation, with the intent to access the Alternate Investment Market in London on behalf of its clients. No physical location for IPORussia Limited was ever established, no transactions were ever identified or undertaken and IPORussia Limited, at March 31, 2007, is pending dissolution.

Effective March 23, 2007, the Company experienced a change in control and its management changed, pursuant to a Securities Purchase Agreement dated March 8, 2007 by and between the Company and KI Equity Partners VI, LLC. A copy of the Securities Purchase Agreement, along with the Registration Rights Agreement, four individual Release Agreements, and an Indemnity Agreement executed in connection with our change in control, are attached hereto as Exhibits 2.1, 4.2, 10.2, 10.3, 10.4, 10.5, and 10.6, respectively. A discussion of the Company’s change in control is contained in Note 3 of the accompanying condensed consolidated financial statements and in the Company’s Current Report on Form 8-K filed with the SEC on March 26, 2007.

Effective as of March 23, 2007, the Company’s then current directors appointed Kevin R. Keating as a director, Chief Executive Officer, Chief Financial Officer, President, Secretary and Treasurer of the Company. Following such appointments and effective as of March 23, 2007, the Company’s then current officers and directors resigned.

In connection with the March 23, 2007 Closing, and subject to compliance with applicable regulatory requirements, the Company filed an Information Statement with the SEC, and mailed the Information Statement to its record stockholders, on March 12, 2007. Additional information concerning Kevin R. Keating, who has been the Company’s sole director since the Closing, is set forth in the Information Statement.

Results of Operations

For the three months ending March 31, 2007, the Company had no activities that produced revenues from operations.

For the three months ending March 31, 2007, the Company had a net loss of $(143,245), as compared with a net loss of $(185,254) for the corresponding period in 2006. During the three months ending March 31, 2007, the Company incurred $(228,477) of general and administrative expenses, primarily comprised of professional fees paid to attorneys, accountants and consultants related to the reorganization and change of management which took place during the quarter, as compared to $(185,254) of general and administrative expenses, primarily comprised of officers’ salaries and consulting fees, for the corresponding period in 2006. During the three months ending March 31, 2007, the Company incurred $(50,000) of other non-operating expenses, comprised of payments to be made to the Company’s former executive officers and directors under the terms of an indemnity agreement. There were no non-operating expenses incurred during the corresponding period in 2006. During the three months ended March 31, 2007, the Company recorded $135,232 of other non-operating income, comprised of previously accrued compensation due to the Company’s former executive officers that was forgiven upon execution of a liability release agreement. There were no non-operating income items during the corresponding period in 2006.

Liquidity and Capital Resources

As of March 31, 2007, the Company had assets equal to $125,000, comprised of $75,000 of cash and cash equivalents and $50,000 of restricted cash. The Company’s current liabilities as of March 31, 2007 were $82,012, comprised of $6,739 of accounts payable and $75,273 of other accrued expenses.

The following is a summary of the Company’s cash flows provided by (used in) operating, investing, and financing activities for the three months ended March 31, 2007 and 2006:

	Three months ended March 31,
	2007	2006

Operating activities	$(413,989)		$(30,239)
Investing activities	-	$	(1,744)
Financing activities	$471,595		17,000

Net effect on cash	$57,606		$(14,983)

The Company has nominal assets and has generated no revenues since inception. The Company is also dependent upon the receipt of capital investment or other financing to fund its ongoing operations and to execute its business plan of seeking a combination with a private operating company. In addition, the Company is dependent upon certain related parties to provide continued funding and capital resources. If continued funding and capital resources are unavailable at reasonable terms, the Company may not be able to implement its plan of operations. Our financial statements indicate that without additional capital, there is substantial doubt as to our ability to continue as a going concern.

Plan of Operations

The Company’s Plan of Operations for the next twelve months forward is based on identifying and attracting a suitable company that has both a business history and operating assets with which to effect a business combination. The Company will not restrict its search to any specific business, industry, or geographical location and may participate in a business venture of virtually any kind or nature.

The Company may seek a business combination with entities that have recently commenced operations or may wish to utilize the public marketplace in order to raise additional capital in order to expand into new products or markets, to develop a new product or service, or for other corporate purposes. The Company may acquire assets and establish wholly owned subsidiaries in various businesses or acquire existing businesses as subsidiaries.

The Company anticipates that the selection of a business opportunity will be complex and extremely risky. The Company’s management believes that there are many entities seeking the benefits of merging with, or being acquired by, an issuer that has complied with the reporting requirements of the Exchange Act. Such benefits may include facilitating or improving the terms on which additional equity financing may be sought, providing incentive stock options or similar benefits to key employees, and providing liquidity (subject to restrictions of applicable statutes and regulations) for stockholders. Potentially, available business opportunities may occur in many different industries and at various stages of development, all of which will make the task of comparative investigation and analysis of such business opportunities extremely difficult. The Company has, and will continue to have, limited capital with which to provide the owners of business opportunities with any significant cash or other assets upon consummation of a transaction. However, management believes the Company will be able to offer owners of acquisition candidates the opportunity to acquire a controlling ownership interest in an issuer that has complied with the reporting requirements of the Exchange Act without incurring the cost and time required to conduct an initial public offering.

The analysis of new business opportunities will be undertaken by, or under the supervision of, the officers and directors of the Company. Management intends to concentrate on preliminarily identifying business opportunities through current associations of the Company’s officers and directors or by the Company’s stockholders. The Company may engage financial advisors and investment banking firms to assist it in identifying and analyzing potential business opportunities. Due to the limited financial resources of the Company, it is likely that these advisors and firms will be compensated on a success basis - in the form of cash and the Company’s stock. Officers and directors of the Company expect to interview and/or meet personally with management and key personnel of the business opportunity as part of their investigation. To the extent possible, the Company intends to utilize written reports and personal investigation to evaluate the above factors, including such reports and investigations prepared by its financial advisors.

In analyzing potential business opportunities, the Company’s management will consider such matters as the available technical, financial and managerial resources; working capital and other financial requirements; history of operations, if any; prospects for the future; nature of present and expected competition; the quality and experience of management services that may be available and the depth of that management; the potential for further research, development or exploration; specific risk factors not now foreseeable but which then may be anticipated to impact the proposed activities of the Company; the potential for growth or expansion; the potential for profit; the public recognition of acceptance of products, services or trades; name identification; and other relevant factors.

In implementing a structure for a particular business acquisition, the Company may become a party to a merger, consolidation, reorganization, joint venture, or licensing agreement with another corporation or entity. The Company may alternatively purchase the capital stock or the operating assets of an existing business.

During the next twelve months we anticipate incurring costs related to:

(i) filing Exchange Act reports; and
(ii) consummating potential acquisitions.

The Company currently does not engage in any business activities that provide cash flow. We believe we will be able to meet these costs for at least the next 12 months through use of funds in our treasury, through deferral of fees by certain service providers and through additional amounts, as necessary, to be loaned to, or invested in us, by our stockholders, management or other investors.

Any target business that is selected may be a financially unstable company or an entity in its early stages of development or growth, including entities without established records of sales or earnings. Alternatively, a target business may require substantial capital for the further development of its operations. In that event, we will be subject to numerous risks inherent in the business and operations of financially unstable and early stage or potential emerging growth companies. In addition, we may effect a business combination with an entity in an industry characterized by a high level of risk, and, although our management will endeavor to evaluate the risks inherent in a particular target business, there can be no assurance that we will properly ascertain or assess all significant risks.

Item 3.	Controls and Procedures.

As of the end of the period covered by this Quarterly Report, the Company conducted an evaluation, under the supervision and with the participation of the Chief Executive Officer/Chief Financial Officer, of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act). Based on this evaluation, the Chief Executive Officer/Chief Financial Officer concluded that, as of the end of the period covered by this report, the Company’s disclosure controls and procedures were effective in ensuring that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act are (i) recorded, processed, summarized and reported within the time periods specified in SEC rules and forms and (ii) communicated to management, including the Company’s Chief Executive Officer/Chief Financial Officer, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. There has been no change in the Company’s internal controls over financial reporting during the quarter ended March 31, 2007 that has materially affected, or is reasonably likely to materially affect, the Company’s internal controls over financial reporting.

PART II — OTHER INFORMATION

Item 1.	Legal Proceedings.

None.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.

On March 23, 2007, the Company issued 65,789,484 shares of its Shares to KI Equity at a purchase price of $0.0095 per share and aggregate consideration of $625,000.

On March 26, 2007, the Company issued 7,894,737 shares of its Shares to KI Equity at a purchase price of $0.0095 per share and aggregate consideration of $75,000.

On March 26, 2007, the Company issued 7,000,000 shares of its Shares to GFI for consulting services rendered to the Company valued at $66,500, or $0.0095 per share.

On March 26, 2007, the Company issued 2,000,000 shares of its Shares to Kevin R. Keating, the Company’s sole officer and director, for services rendered to the Company valued at $19,000, or $0.0095 per share.

The Shares issued to KI Equity, GFI and Kevin R. Keating were issued pursuant to an exemption from registration under the Securities Act.

The Company granted demand and piggyback registration rights to KI Equity (two such registration rights), GFI and Kevin R. Keating with respect to the above shares of Common Stock, pursuant to those Registration Rights Agreements attached hereto as Exhibits 4.2, 4.3, 4.4, and 4.5, respectively.

Item 3.	Defaults Upon Senior Securities.

None.

Item 4.	Submission of Matters to a Vote of Security Holders.

None.

Item 5.	Other Information.

None.

Item 6.	Exhibits.

Exhibit	Description
2.1
Securities Purchase Agreement by and among IPORUSSIA, INC. and KI Equity Partners VI, LLC dated March 8, 2007 (previously filed as Exhibit 2.1 to IPORUSSIA, Inc.’s Form 8-K, filed with the SEC on March 9, 2007 and incorporated herein by reference).

4.1
Form of Promissory Notes issued by IPORUSSIA, INC. to Leonard W. Suroff and Richard Bernstein, together with a schedule setting forth the details in which each such promissory note differed (previously filed as Exhibit 4.2 to IPORUSSIA, Inc.’s Form 10-KSB, filed with the SEC on March 22, 2007 and incorporated herein by reference).

4.2
Registration Rights Agreement by and between IPORUSSIA, INC. and KI Equity Partners VI, LLC dated March 23, 2007 (previously filed as Exhibit 2.2 to IPORUSSIA, Inc.’s Form 8-K, filed with the SEC on March 26, 2007 and incorporated herein by reference).

4.3*	Registration Rights Agreement by and between IPORUSSIA, INC. and KI Equity Partners VI, LLC dated March 26, 2007.

4.4*	Registration Rights Agreement by and between IPORUSSIA, INC. and Kevin R. Keating dated March 26, 2007.

4.5*	Registration Rights Agreement by and between IPORUSSIA, INC. and Garisch Financial, Inc. dated March 26, 2007.

10.1
Management Agreement by and between IPORUSSIA, INC. and Vero Management, L.L.C. dated March 26, 2007 (previously filed as Exhibit 10.1 to IPORUSSIA, Inc.’s Form 8-K, filed with the SEC on March 27, 2007 and incorporated herein by reference).

10.2
Release Agreement by and between IPORUSSIA, INC. and Vladimir Kuznetsov dated March 22, 2007 (previously filed as Exhibit 2.3 to IPORUSSIA, Inc.’s Form 8-K, filed with the SEC on March 26, 2007 and incorporated herein by reference).

10.3
Release Agreement by and between IPORUSSIA, INC. and the Estate of Leonard W. Suroff dated March 22, 2007 (previously filed as Exhibit 2.4 to IPORUSSIA, Inc.’s Form 8-K, filed with the SEC on March 26, 2007 and incorporated herein by reference).

10.4
Release Agreement by and between IPORUSSIA, INC. and Mark R. Suroff dated March 22, 2007 (previously filed as Exhibit 2.5 to IPORUSSIA, Inc.’s Form 8-K, filed with the SEC on March 26, 2007 and incorporated herein by reference).

10.5
Release Agreement by and between IPORUSSIA, INC. and Richard Bernstein dated March 22, 2007 (previously filed as Exhibit 2.6 to IPORUSSIA, Inc.’s Form 8-K, filed with the SEC on March 26, 2007 and incorporated herein by reference).

10.6
Indemnity Agreement by and among IPORUSSIA, INC., Vladimir Kuznetsov, Mark R. Suroff and Richard Bernstein dated March 22, 2007 (previously filed as Exhibit 2.7 to IPORUSSIA, Inc.’s Form 8-K, filed with the SEC on March 26, 2007 and incorporated herein by reference).

31.1*	Certification of the Company’s Principal Executive Officer and Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*	Certification of the Company’s Principal Executive Officer and Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

* Filed herewith

SIGNATURE

In accordance with the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: May 21, 2007	IPORUSSIA, INC. /s/ Kevin R. Keating Kevin R. Keating President and Director (principal executive officer and principal financial officer)