Form 10KSB/A
period 2006-12-31
IPORUSSIA INC
filed 2007-07-11
CIK 1179090

UNITED STATES
               SECURITIES AND EXCHANGE COMMISSION
                     WASHINGTON, D.C. 20549

                    FORM 10-KSB AMENDMENT NO. 1

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

                              IPORUSSIA, INC.



Date:  July 10, 2007         By: /s/ Kevin R. Keating
                                 -------------------------------
                                 Kevin R. Keating,
                                 CEO and President


  In  accordance with the requirements of the Securities Exchange
Act of 1934, this report has been signed by the following persons on behalf of the registrant and in the capacities and on July
10, 2007.



     Signatures                       Title

/s/ Kevin R. Keating             CEO,  President  (Principal
----------------------------     Executive Officer), Treasurer (Principal
                                 Financial Officer), Secretary and Director

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