Form 10QSB
period 2007-06-30
IPORUSSIA INC
filed 2007-08-13
CIK 1179090

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB

☒ QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2007

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

N/A
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

IPORUSSIA, INC.

TABLE OF CONTENTS

		Page
PART I - FINANCIAL INFORMATION:

Item 1.	Financial Statements	2

	Condensed Consolidated Balance Sheets at June 30, 2007 (unaudited) and December 31, 2006	3

	Condensed Consolidated Statements of Operations for the Six and Three Months Ended June 30, 2007 and 2006 (unaudited), and for the Cumulative Period from April 1, 2002 (Inception) through June 30, 2007 (unaudited)	4

	Condensed Consolidated Statement of Changes in Stockholders’ Equity (Deficit) for the Cumulative Period from April 1, 2002 (Inception) to June 30, 2007 (unaudited)	5

	Condensed Consolidated Statements of Cash Flows for the Six Months Ended June 30, 2007 and 2006 (unaudited), and for the Cumulative Period from April 1, 2002 (Inception) through June 30, 2007 (unaudited)	6

	Notes to Condensed Consolidated Financial Statements (unaudited)	7

Item 2.	Management’s Discussion and Analysis or Plan of Operation	16

Item 3.	Controls and Procedures	20

PART II - OTHER INFORMATION:

Item 1.	Legal Proceedings	21

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	21

Item 3.	Defaults Upon Senior Securities	21

Item 4.	Submission of Matters to a Vote of Security Holders	21

Item 5.	Other Information	21

Item 6.	Exhibits	21

Signature		22

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

IPORUSSIA, INC.
(A Development Stage Company)
Condensed Consolidated Balance Sheets

	June 30,	December 31,
	2007 (Unaudited)	2006

Assets

Current assets
Cash and cash equivalents	$35,574	$17,394
Restricted cash	50,000	-

Total current assets	85,574	17,394

Total assets	$85,574	$17,394

Liabilities and Stockholders Equity (Deficit)

Current liabilities
Accounts payable	$-	$103,067
Accrued expenses	59,000	285,189
Bank note payable	-	107,485

Total current liabilities	59,000	495,741

Notes payable to officers and directors	-	120,920

Total liabilities	59,000	616,661

Stockholders Equity (Deficit)
Preferred stock, $0.0001 par value; 1,000,000 shares
authorized; no shares issued or outstanding	-	-
Common stock, $0.0001 par value; 100,000,000 shares
authorized; 98,428,703 and 15,744,492 shares issued
and outstanding, respectively	9,842	1,574
Additional paid-in capital	2,099,146	1,321,914
(Deficit) accumulated during the development stage	(2,082,414)	(1,922,755)

Total stockholders equity (deficit)	26,574	(599,267)

Total liabilities and stockholders equity (deficit)	$85,574	$17,394

The accompanying notes are an integral part of these condensed consolidated financial statements.

IPORUSSIA, INC.
(A Development Stage Company)
Condensed Consolidated Statements of Operations

	Six Months Ended June 30,		Three Months Ended June 30,		Cumulative Period From April 1, 2002 (Inception) To June 30,
	2007	2006	2007	2006	2007
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)

Revenue	$-	$-	$-	$-	$-

General and administrative expenses
Organization costs	-	-	-	-	2,351
Client development expenses	-	6,069	-	1,202	155,335
Officers’ salaries	-	103,790	-	51,895	460,841
Other expenses	242,653	314,376	16,414	188,033	1,524,422
Interest expense	2,238	4,691	-	2,542	25,000

Total general and administrative expenses	244,891	428,926	16,414	243,672	2,167,949

Loss from operations	(244,891)	(428,926)	(16,414)	(243,672)	(2,167,949)

Other income (expense)
Interest income	-	-	-	-	303
Other income (Note 3)	135,232	-	-	-	135,232
Other (expense) (Note 3)	(50,000)	-	-	-	(50,000)

Net (loss)	$(159,659)	$(428,926)	$(16,414)	$(243,672)	$(2,082,414)

Net (loss) per share - basic and diluted	$(.003)	$(.028)	NIL	$(.016)

Weighted average number of shares of outstanding - basic and diluted	61,146,353	15,240,325	98,428,703	15,240,325

The accompanying notes are an integral part of these condensed consolidated financial statements.

IPORUSSIA, INC.
(A Development Stage Company)
Condensed Consolidated Statements of Changes in Stockholders' Equity (Deficit)
For the Cumulative Period From April 1, 2002 (Inception) to June 30, 2007

	Common Stock		Additional Paid-In	Unearned Stock	Deficit Accumulated during the Development	Total Stockholders’ Equity
	Shares	Amount	Capital	Compensation	Stage	(Deficit)

Balances at April 1, 2002	-	$-	$-	$-	$-	$-

Issuance of common stock at $0.0001 per share	13,000,000	1,300	-	-	-	1,300
Issuance of common stock at $0.25 per share	600,000	60	149,940	-	-	150,000
Net (loss) - April 1, 2002 (Inception)
to December 31, 2002	-	-	-	-	(54,917)	(54,917)
Balances at December 31, 2002	13,600,000	$1,360	$149,940	$-	$(54,917)	$96,383

Net (loss) - Year ended December 31, 2003	-	-	-	-	(36,372)	(36,372)
Balances at December 31, 2003	13,600,000	$1,360	$149,940	$-	$(91,289)	$60,011

Issuance of common stock at $1.00 per share	679,000	68	678,932	-	-	679,000
Underwriter’s warrants	-	-	68	-	-	68
Offering costs	-	-	(257,302)	-	-	(257,302)
Net (loss) - Year ended December 31, 2004	-	-	-	-	(181,094)	(181,094)
Balances at December 31, 2004	14,279,000	$1,428	$571,638	$-	$(272,383)	$300,683

Issuance of common stock at $1.00 per share	21,000	2	20,998	-	-	21,000
Underwriter’s warrants	-	-	2	-	-	2
Offering costs	-	-	(4,375)	-	-	(4,375)
Issuance of common stock for services	340,000	34	339,966	(340,000)	-	-
Issuance of common stock at $1.00 per share	50,000	5	49,995	-	-	50,000
Amortization of unearned stock compensation	-	-	-	204,028	-	204,028
Issuance of common stock for services	75,000	8	52,493	-	-	52,501
Issuance of common stock at $0.35 per share	71,428	7	24,993	-	-	25,000
Net (loss) - Year ended December 31, 2005	-	-	-	-	(864,099)	(864,099)
Balances at December 31, 2005	14,836,428	$1,484	$1,055,710	$(135,972)	$(1,136,482)	$(215,260)

Issuance of common stock for services	908,064	90	139,910	(140,000)	-	-
Amortization of unearned stock compensation	-	-	-	275,972	-	275,972
Stock-based compensation	-	-	126,294	-	-	126,294
Net (loss) - Year ended December 31, 2006	-	-	-	-	(786,273)	(786,273)
Balances at December 31, 2006	15,744,492	$1,574	$1,321,914	$-	$(1,922,755)	$(599,267)

Issuance of common stock for cash at $0.095
per share on March 23, 2007	65,789,474	6,579	618,421	-	-	625,000
Issuance of common stock for cash at $0.095
per share on March 26, 2007	7,894,737	789	74,211	-	-	75,000
Issuance of common stock for services
at $0.0095 per share on March 26, 2007	9,000,000	900	84,600	-	-	85,500
Net (loss) - Six months ended June 30, 2007	-	-	-	-	(159,659)	(159,659)
Balances at June 30, 2007	98,428,703	$9,842	$2,099,146	$-	$(2,082,414)	$26,574

The accompanying notes are an integral part of these condensed consolidated financial statements.

IPORUSSIA, INC.
(A Development Stage Company)
Condensed Consolidated Statements of Cash Flows

			Cumulative Period
	Six Months Ended June 30,		From April 1, 2002 (Inception) To
	2007	2006	June 30, 2007
	(Unaudited)	(Unaudited)	(Unaudited)
Cash Flows From Operating Activities
Net (loss)	$(159,659)	$(428,926)	$(2,082,414)
Adjustments to reconcile net (loss) to net
cash (used in) operating activities:
Common stock issued for services	85,500	-	138,001
Amortization of unearned stock compensation	-	140,000	480,000
Stock-based compensation expense	-	42,858	126,294
Reversal of accrued executive payroll liability	(135,232)	-	(135,232)
Depreciation and amortization	-	1,796	6,625
Loss on abandonment of fixed assets	-	-	4,983
Changes in operating assets and liabilities:
Restricted cash	(50,000)	-	(50,000)
Prepaid expenses and other assets	-	2,946	-
Accounts payable and accrued expenses	(194,024)	172,572	194,232

Net cash (used in) operating activities	(453,415)	(68,754)	(1,317,511)

Cash Flows From Investing Activities
Purchase of furniture, fixtures and equipment	-	(1,744)	(11,608)

Net cash (used in) investing activities	-	(1,744)	(11,608)

Cash Flows From Financing Activities
Proceeds from borrowings on notes payable
and advances from officers and directors	-	48,250	120,920
Repayment of notes payable and advances
from officers and directors	(120,920)	-	(120,920)
Proceeds from long-term borrowings	-	-	107,485
Repayment of long-term borrowings	(107,485)	-	(107,485)
Proceeds from issuance of common stock	700,000	-	1,626,300
Offering costs	-	-	(261,677)
Proceeds from underwriter’s warrants	-	-	70

Net cash provided by financing activities	471,595	48,250	1,364,693

Net increase (decrease) in cash and cash equivalents	18,180	(22,248)	35,574

Cash and cash equivalents, beginning of period	17,394	47,238	-

Cash and cash equivalents, end of period	$35,574	$24,990	$35,574

Supplemental Disclosure of Cash Flow Information
Cash paid for interest	$7,521	$4,691	$27,543

The accompanying notes are an integral part of these condensed consolidated financial statements.

IPORUSSIA, INC.
(A Development Stage Company)
Notes to Condensed Consolidated Financial Statements

1.    Organization and Basis of Presentation

The accompanying unaudited condensed financial statements of IPORUSSIA, INC. (the “Company” or “IPOR”) are presented in accordance with the requirements for Form 10-QSB and Regulation S-B. Accordingly, they do not include all of the disclosures required by generally accepted accounting principles (“GAAP”). In the opinion of management, all adjustments (all of which were of a normal recurring nature) considered necessary to fairly present the financial position, results of operations and cash flows of the Company on a consistent basis, have been made.

These results have been determined on the basis of GAAP and practices applied consistently with those used in the preparation of the Company’s annual financial statements for the year ending December 31, 2006. Operating results for the three and six months ended June 30, 2007 are not necessarily indicative of the results that may be expected for the year ending December 31, 2007.

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

On February 8, 2005, the Company formed IPOR Capital, LLC (“IPOR Capital”) as a wholly-owned subsidiary under the laws of the State of Delaware. On September 2, 2005, IPOR Capital was admitted as a member of the National Association of Securities Dealers (the “NASD”). IPOR Capital’s NASD broker-dealer membership agreement permitted it to solicit other broker-dealers to manage or co-manage initial public offerings (“IPOs”) for Russian and other foreign companies, as a finder and/or consultant. In addition, IPOR Capital may participate in private placements of securities to institutional and accredited investors.

In December 2006, IPOR voluntarily withdrew its broker-dealer registration for IPOR Capital due to IPOR’s weak financial condition and lack of revenue-producing client engagements. No completed transactions were ever consummated through IPOR Capital.

On March 17, 2007, the Company formed IPORussia Limited, a wholly-owned United Kingdom corporation, with the intent to access the Alternate Investment Market in London on behalf of its clients. No physical location for IPORussia Limited was ever established, no transactions were ever identified or undertaken and IPORussia Limited, at June 30, 2007, is pending dissolution.

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

Going Concern
Since its inception, the Company has generated no revenues and has incurred a cumulative operating loss of $2,167,949 and a cumulative net loss of $2,082,414. Since inception, the Company has been dependent upon the receipt of capital investment or other financing to fund its operations.

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

IPORUSSIA, INC.
(A Development Stage Company)
Notes to Condensed Consolidated Financial Statements

Income Taxes
The Company accounts for income taxes in accordance with SFAS No. 109, Accounting for Income Taxes, which requires the recognition of deferred tax liabilities and assets at currently enacted tax rates for the expected future tax consequences of events that have been included in the financial statements or tax returns. A valuation allowance is recognized to reduce the net deferred tax asset to an amount that is more likely than not to be realized. The tax provision shown on the accompanying statements of operations is zero since the deferred tax asset generated from net operating losses is offset in its entirety by a valuation allowance. State minimum taxes are expensed as incurred.

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

Comprehensive Loss
Comprehensive loss is defined as all changes in stockholders’ equity (deficit), exclusive of transactions with owners, such as capital investments. Comprehensive loss includes net loss, changes in certain assets and liabilities that are reported directly in equity, such as translation adjustments on investments in foreign subsidiaries and unrealized gains (losses) on available-for-sale securities. For the three and six months ended June 30, 2007 and for the cumulative period from April 1, 2002 (Inception) to June 30, 2007, the Company’s comprehensive loss was the same as its net loss.

IPORUSSIA, INC.
(A Development Stage Company)
Notes to Condensed Consolidated Financial Statements

Reclassifications
Certain reclassifications have been made to the accompanying condensed consolidated statements of operations for the three and six months ended June 30, 2006 and for the cumulative period from April 1, 2002 (Inception) to June 30, 2007 to conform to the current period presentation.

Recently Issued Accounting Pronouncements
In September 2006, the Financial Accounting Standards Board (the “FASB”) issued SFAS No. 157, Fair Value Measurements (“SFAS No. 157”).  The purpose of SFAS No. 157 is to provide users of financial statements with better information about the extent to which fair value is used to measure recognized assets and liabilities, the inputs used to develop the measurements and the effect of certain measurements on earnings for the period. SFAS No. 157 also provides guidance on the definition of fair value, the methods used to measure fair value and the expanded disclosures about fair value measurements. This changes the definition of fair value to be the price that would be received to sell an asset or paid to transfer a liability (i.e., an exit price), as opposed to the price that would be paid to acquire the asset or received to assume the liability (i.e., an entry price).  SFAS No. 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007 and interim periods with those fiscal years (e.g., January 1, 2008, for calendar year-end entities).

In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities, including an amendment of FASB Statement No. 115 (“SFAS No. 159”). SFAS No. 159 permits companies to choose to measure many financial instruments and certain other items at fair value that are not currently required to be measured at fair value and establishes presentation and disclosure requirements designed to facilitate comparisons between companies that choose different measurement attributes for similar types of assets and liabilities. The provisions of SFAS No. 159 will become effective as of the beginning of our 2009 fiscal year.

The adoption of the new FASB statements discussed above is not expected to have a material effect on the Company’s financial position, results of operations or cash flows.

3.	Change in Control

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

IPORUSSIA, INC.
(A Development Stage Company)
Notes to Condensed Consolidated Financial Statements

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

Prior to the Closing, Vladimir F. Kuznetsov, IPOR’s former President, CEO and director (“Kuznetsov”), Mark R. Suroff, IPOR’s former Executive Vice President, Secretary and Treasurer (“Mark R. Suroff”), the estate of Leonard W. Suroff, IPOR’s former Executive Vice President, Secretary, Treasurer and director (“Leonard W. Suroff”) and Richard Bernstein, IPOR’s former director (“Bernstein”) (individually, a “Principal” and collectively, the “Principals”) agreed to terminate any and all agreements and contracts with IPOR and its affiliated companies, including, without limitation, any employment, consulting and stock option agreements, and to irrevocably release IPOR from any and all debts, liabilities and obligations, all pursuant to the terms and conditions of certain release agreements (the “Release Agreements”) executed by the parties. As part of the Release Agreements, Kuznetsov, Leonard W. Suroff and Bernstein each canceled options to purchase 500,000 Shares. Following the cancellation of these options, there were no options issued or outstanding.

Following the execution of the Release Agreements, the Company reversed $135,232 of previously accrued compensation due to Leonard W. Suroff and Kuznetsov, accounting for the reversal of the liability as Other Income in March of 2007.

Prior to the Closing, Kuznetsov, Mark R. Suroff and Bernstein (collectively, the “Indemnitors”) also agreed to indemnify and hold IPOR harmless from all liabilities and obligations related to the period prior to Closing, pursuant to the terms and conditions of a certain indemnity agreement (the “Indemnity Agreement”) executed by the parties. Pursuant to the Indemnity Agreement, IPOR will pay the Indemnitors a cash payment in the amount of $50,000 in the aggregate for their agreement to indemnify IPOR. The parties have agreed that the $50,000 payable under the Indemnity Agreement was to be held in escrow for at least 90 days following the Closing to cover any indemnity claims.
Following the execution of the Indemnity Agreement, the Company recorded the $50,000 aggregate sum paid to the Indemnitors as Other (Expense) in March of 2007.

As of June 30, 2007, the $50,000 payable under the Indemnity Agreement was still being held in escrow and was classified as restricted cash, with the corresponding liability included as a component of accrued expenses, in the accompanying condensed consolidated balance sheet.

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

In March of 2007, the Company repaid all outstanding notes payable and accrued interest using a portion of the proceeds raised from the issuance of common stock to KI Equity (see Note 3).

5.	Stockholders’ Equity (Deficit)

Pursuant to its Certificate of Incorporation, the Company is authorized to issue up to 100,000,000 shares of common stock with a par value of $0.0001 per share and 1,000,000 shares of preferred stock with a par value of $0.0001 per share. As of June 30, 2007, there were 98,428,703 shares of common stock issued and outstanding and zero shares of preferred stock issued and outstanding.

Public Offering
On December 14, 2004, the first of two closings took place of a public offering, at which time the Company sold 679,000 Shares at $1.00 per share and aggregate consideration of $679,000. The second closing took place on January 12, 2005, at which time the Company sold 21,000 Shares at $1.00 per share and aggregate consideration of $21,000. For its services, the underwriter (a) received a commission and expense allowance of 10% and 3%, respectively, of the public offering price of the Shares, and (b) purchased from the Company, for a purchase price of $0.0001 per share subject thereto, warrants to purchase one Share for each ten Shares sold in the public offering, or an aggregate of 70,000 Shares. The warrants are exercisable at a price of $1.32 per share for a period of four years, commencing December 14, 2005.

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

Common Stock Issued For Services
On January 21, 2005, the Company issued 100,000 shares of its common stock, valued, for financial reporting purposes, at $100,000, to a company for consulting services in connection with the formation and registration of the Company’s broker-dealer subsidiary and, for the first twelve months following the registration of this subsidiary, for it to provide financial operations principal and regulatory compliance services.

On January 21, 2005, the Company issued 40,000 shares of its common stock, valued, for financial reporting purposes, at $40,000, as partial consideration for services rendered by a company that provided market research on the Company.
On April 15, 2005, the Company issued 100,000 shares of its common stock to each of two individuals, valued, for financial reporting purposes, at an aggregate of $200,000, pursuant to separate agreements with each individual to provide consulting services for the Company’s wholly-owned broker-dealer subsidiary for terms of one year and two years, respectively, commencing on April 15, 2005.

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

IPORUSSIA, INC.
(A Development Stage Company)
Notes to Condensed Consolidated Financial Statements

On April 10, 2006, the Company entered into an agreement to extend a consulting agreement with an individual who was providing consulting services to the Company’s wholly-owned subsidiary, IPOR Capital, for a term of nine months, commencing on April 15, 2006. As compensation, the Company issued 350,000 shares of its common stock, valued, for financial reporting purposes, at $70,000.

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

On September 1, 2006, the Company entered into an agreement to extend, for a period of six months, commencing on September 1, 2006, a consulting agreement with a company that is providing financial operations principal and regulatory compliance security to the Company’s wholly-owned subsidiary, IPOR Capital. As compensation, the Company issued 300,000 shares of its common stock, valued, for financial reporting purposes, at $30,000.

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

Effective March 26, 2007, the Company entered into a management agreement (the “Management Agreement”) with Vero Management, L.L.C., a Delaware limited liability company (“Vero”) under which Vero agreed (a) to provide a broad range of managerial and administrative services to the Company, including, but not limited to, assistance in the preparation and maintenance of the Company’s financial books and records, the filing of various reports with the appropriate regulatory agencies as are required by state and federal rules and regulations, the administration of matters relating to the Company’s shareholders, including responding to various information requests from shareholders, as well as the preparation and distribution to shareholders of relevant Company materials, and (b) to provide office space, corporate identity, telephone and fax services, and mailing, postage and courier services for a fixed fee of $2,000 per month, for an initial period of twelve months. At the end of the initial twelve month term, the agreement will continue to remain in effect until terminated in writing by either party. A copy of the Management Agreement was included as Exhibit 10.1 to the Company’s Quarterly Report on Form 10-QSB for the period ended March 31, 2007, filed with the SEC on May 21, 2007.

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

For the three and six months ended June 30, 2007, the Company recorded $6,000 of managerial and administrative expenses associated with this agreement which are included as a component of general and administrative expenses in the accompanying condensed statements of operations.

Item 2. Management’s Discussion and Analysis or Plan of Operation.

The Company currently acts as a vehicle to investigate and, if such investigation warrants, acquire a target company or business seeking the perceived advantages of being a publicly held corporation. Our principal business objective for the next twelve months and beyond will be to achieve potential long-term growth through a combination with a business rather than through immediate, short-term earnings. The Company will not restrict its potential candidate target companies to any specific business, industry or geographical location and, thus, may acquire any type of business.

Company Background

Currently, the Company is a shell company, as defined in Rule 12b-2 of the Exchange Act. It plans to seek a target company with which to merge or to complete a business combination. In any transaction, the Company will be the surviving entity, and our stockholders will retain a percentage ownership interest in the post-transaction company. The amount of the retained equity ownership of our stockholders will be negotiated by our management and the target company. The Company currently does not have any relevant operating business, revenues from operations or assets.

The search for a target business will not be restricted to any specific business, industry or geographic location, and we may participate in a business venture of virtually any kind or nature. The business plan is intended to be broad so that we are not limited in evaluating and pursuing any business objective that would bring value to our stockholders. We anticipate that we will be able to complete only one potential business combination because of our nominal assets and limited financial resources. We also believe that we will require additional capital from time to time in order to support our reporting obligations, maintain our corporate status and fund any business combination expenses. We currently do not have any identified sources of working capital funds. There is no assurance that we will be able to find a business opportunity or that we will be able to complete a business combination.

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

On March 17, 2007, the Company formed IPORussia Limited, a wholly-owned United Kingdom corporation, with the intent to access the Alternate Investment Market in London on behalf of its clients. No physical location for IPORussia Limited was ever established, no transactions were ever identified or undertaken and IPORussia Limited, at June 30, 2007, is pending dissolution.

Effective March 23, 2007, the Company experienced a change in control and its management changed, pursuant to a Securities Purchase Agreement dated March 8, 2007 by and between the Company and KI Equity Partners VI, LLC. A copy of the Securities Purchase Agreement, along with the Registration Rights Agreement, four individual Release Agreements and an Indemnity Agreement executed in connection with our change in control, were included as Exhibits 2.1, 4.2, 10.2, 10.3, 10.4, 10.5 and 10.6, respectively, to the Company’s Quarterly Report on Form 10-QSB for the period ended March 31, 2007, filed with the SEC on May 21, 2007. A discussion of the Company’s change in control is contained in Note 3 of the accompanying condensed consolidated financial statements and in the Company’s Current Report on Form 8-K, filed with the SEC on March 26, 2007.

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

Results of Operations

For the three and six months ended June 30, 2007, the Company had no activities that produced revenues from operations.

For the three months ended June 30, 2007, the Company had a net loss of $(16,414), as compared with a net loss of $(243,672) for the corresponding period in 2006. For the three months ended June 30, 2007, the Company incurred $(16,414) of general and administrative expenses, comprised of (a) legal, accounting, audit and other professional service fees of $(9,289) incurred in relation to the filing with the SEC on May 21, 2007 of the Company’s Quarterly Report on Form 10-QSB for the period ended March 31, 2007, (b) management fees of $(6,000) incurred in relation to a broad range of managerial and administrative services provided by Vero Management, LLC and (c) other miscellaneous operating expenses of $(1,125). For the three months ended June 30, 2006, the Company incurred $(243,672) of general and administrative expenses, consisting primarily of officers’ salaries and consulting fees.

For the six months ended June 30, 2007, the Company had a net loss of $(159,659), as compared with a net loss of $(428,926) for the corresponding period in 2006. For the six months ended June 30, 2007, the Company incurred $(244,891) of general and administrative expenses, comprised of (a) professional fees paid to attorneys, accountants and other consultants and service providers totaling $(221,640), related to the reorganization and change of management that occurred in March of 2007 and to the filing with the SEC on March 22, 2007 of the Company’s Annual Report on Form 10-KSB for the year ended December 31, 2006, (b) legal, accounting, audit and other professional service fees of $(9,289) incurred in relation to the filing with the SEC on May 21, 2007 of the Company’s Quarterly Report on Form 10-QSB for the period ended March 31, 2007, (c) management fees of $(6,000) incurred in relation to a broad range of managerial and administrative services provided by Vero Management, LLC (d) other miscellaneous operating expenses of $(5,724) and (e) interest expense of $(2,238). For the six months ended June 30, 2006, the Company incurred $(428,926) of general and administrative expenses, primarily comprised of officers’ salaries and research and consulting fees.

For the six months ended June 30, 2007, the Company incurred $(50,000) of other non-operating expenses, comprised of payments made to the Company’s former executive officers and directors under the terms of an indemnity agreement. There were no non-operating expenses incurred during the corresponding period in 2006.

For the six months ended June 30, 2007, the Company recorded $135,232 of other non-operating income, comprised of previously accrued compensation due to the Company’s former executive officers that was forgiven upon execution of a liability release agreement. There were no non-operating income items during the corresponding period in 2006.

Liquidity and Capital Resources

As of June 30, 2007, the Company had assets equal to $85,574, comprised of $35,574 of cash and cash equivalents and $50,000 of restricted cash. The Company’s current liabilities as of June 30, 2007 were $59,000, comprised of accrued expenses.

The following is a summary of the Company’s cash flows provided by (used in) operating, investing and financing activities for the six months ended June 30, 2007 and 2006:

	Six Months Ended
	June 30,
	2007 (Unaudited)	2006 (Unaudited)

Operating activities	$(453,415)	$(68,754)
Investing activities	-	(1,744)
Financing activities	471,595	48,250

Net effect on cash	$18,180	$(22,248)

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

Plan of Operations

The Company’s Plan of Operations for the next twelve months forward is based on identifying and attracting a suitable company that has both a business history and operating assets with which to effect a business combination. The Company will not restrict its search to any specific business, industry or geographical location and may participate in a business venture of virtually any kind or nature.

The Company may seek a business combination with entities that have recently commenced operations or may wish to utilize the public marketplace in order to raise additional capital in order to expand into new products or markets, to develop a new product or service, or for other corporate purposes. The Company may acquire assets and establish wholly-owned subsidiaries in various businesses or acquire existing businesses as subsidiaries.

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

The analysis of new business opportunities will be undertaken by, or under the supervision of, the officers and directors of the Company. Management intends to concentrate on preliminarily identifying business opportunities through current associations of the Company’s officers and directors or by the Company’s stockholders. The Company may engage financial advisors and investment banking firms to assist it in identifying and analyzing potential business opportunities. Due to the limited financial resources of the Company, it is likely that these advisors and firms will be compensated on a success basis - in the form of cash and the Company’s stock. Officers and directors of the Company expect to interview and/or meet personally with management and key personnel of the business opportunity as part of their investigation. To the extent possible, the Company intends to utilize written reports and personal investigations to evaluate the above factors, including such reports and investigations prepared by its financial advisors.

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

In implementing a structure for a particular business acquisition, the Company may become a party to a merger, consolidation, reorganization, joint venture or licensing agreement with another corporation or entity. The Company may alternatively purchase the capital stock or the operating assets of an existing business.

During the next twelve months, we anticipate incurring costs related to:

        (i)  filing Exchange Act reports; and
        (ii) consummating potential acquisitions.

The Company currently does not engage in any business activities that provide cash flow. We believe we will be able to meet these costs for at least the next twelve months through use of funds in our treasury, through deferral of fees by certain service providers and through additional amounts, as necessary, to be loaned to, or invested in us, by our stockholders, management or other investors.

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

Item 3. Controls and Procedures.

As of the end of the period covered by this Quarterly Report, the Company conducted an evaluation, under the supervision and with the participation of the Chief Executive Officer/Chief Financial Officer, of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act). Based on this evaluation, the Chief Executive Officer/Chief Financial Officer concluded that, as of the end of the period covered by this report, the Company’s disclosure controls and procedures were effective in ensuring that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act are (i) recorded, processed, summarized and reported within the time periods specified in SEC rules and forms and (ii) communicated to management, including the Company’s Chief Executive Officer/Chief Financial Officer, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. There has been no change in the Company’s internal controls over financial reporting during the quarter ended June 30, 2007 that has materially affected, or is reasonably likely to materially affect, the Company’s internal controls over financial reporting.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings.

None.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Submission of Matters to a Vote of Security Holders.

None.

Item 5. Other Information.

As stated on the Company’s Current Report on Form 8-K filed with the SEC on July 19, 2007, on July 17, 2007, Aaron Stein, CPA resigned as the Company’s independent registered public accounting firm. On July 17, 2007, the Company engaged Comiskey & Company, P.C. as its new independent registered public accounting firm.

Item 6. Exhibits.

Exhibit	Description

31.1*	Certification of the CEO & CFO Pursuant to Section 302

32.1*	Certification of the CEO & CFO Pursuant to Section 906

* Filed herewith

SIGNATURE

In accordance with the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: August 13, 2007	IPORUSSIA, INC.

/s/ Kevin R. Keating
Kevin R. Keating President and Director (principal executive officer and principal financial officer)