Form 10QSB
period 2007-09-30
IPORUSSIA INC
filed 2007-10-26
CIK 1179090

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB

☒ QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2007

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

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.   Yes ☒ No ☐

Indicate by check mark whether the issuer is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☒  No ☐

As of October 19, 2007, 98,428,703 shares of the registrant’s common stock, $0.0001 par value per share, were outstanding.

Transitional Small Business Disclosure Format (Check one): Yes ☐ No ☒

IPORUSSIA, INC.

TABLE OF CONTENTS

		Page
PART I – FINANCIAL INFORMATION:

Item 1.	Financial Statements	2

	Condensed Consolidated Balance Sheets at September 30, 2007 (unaudited) and December 31, 2006	3

	Condensed Consolidated Statements of Operations for the Nine and Three Months Ended September 30, 2007 and 2006 (unaudited), and for the Cumulative Period from April 1, 2002 (Inception) to September 30, 2007 (unaudited)	4

	Condensed Consolidated Statements of Changes in Stockholders’ Equity (Deficit) for the Cumulative Period from April 1, 2002 (Inception) to September 30, 2007 (unaudited)	5

	Condensed Consolidated Statements of Cash Flows for the Nine Months Ended September 30, 2007 and 2006 (unaudited), and for the Cumulative Period from April 1, 2002 (Inception) to September 30, 2007 (unaudited)	6

	Notes to Condensed Consolidated Financial Statements (unaudited)	7

Item 2.	Management’s Discussion and Analysis or Plan of Operation	17

Item 3.	Controls and Procedures	22

PART II – OTHER INFORMATION:

Item 1.	Legal Proceedings	22

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	22

Item 3.	Defaults Upon Senior Securities	23

Item 4.	Submission of Matters to a Vote of Security Holders	23

Item 5.	Other Information	23

Item 6.	Exhibits	23

Signature		24

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements.

Statements made in this Form 10-QSB (the “Quarterly Report”) that are not historical or current facts are “forward-looking statements” made pursuant to the safe harbor provisions of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). These statements often can be identified by the use of terms such as “may,” “will” “expect,” “believe,” “anticipate,” “estimate,” “approximate,” or “continue,” or the negative thereof. IPORUSSIA, Inc. (the “Company” or “IPOR”) intends that such forward-looking statements be subject to the safe harbors for such statements. The Company wishes to caution readers not to place undue reliance on any such forward-looking statements, which speak only as of the date made. Any forward-looking statements represent management’s best judgment as to what may occur in the future. However, forward-looking statements are subject to risks, uncertainties and important factors beyond the control of the Company that could cause actual results and events to differ materially from historical results of operations and events and those presently anticipated or projected. These factors include adverse economic conditions, entry of new and stronger competitors, inadequate capital and unexpected costs. The Company disclaims any obligation subsequently to revise any forward-looking statements to reflect events or circumstances after the date of such statement or to reflect the occurrence of anticipated or unanticipated events.

IPORUSSIA, INC.
(A Development Stage Company)
Condensed Consolidated Balance Sheets

	September 30, 2007	December 31, 2006
	(Unaudited)

Assets

Current assets
Cash and cash equivalents	$26,877	$17,394

Total current assets	26,877	17,394

Total assets	$26,877	$17,394

Liabilities and Stockholders’ Equity (Deficit)

Current liabilities
Accounts payable	$7,638	$103,067
Accrued expenses	15,000	285,189
Bank note payable	-	107,485

Total current liabilities	22,638	495,741

Notes payable to officers and directors	-	120,920

Total liabilities	$22,638	$616,661

Stockholders’ Equity (Deficit)
Preferred stock, $0.0001 par value; 1,000,000 shares authorized; no shares issued or outstanding	-	-
Common stock, $0.0001 par value; 100,000,000 shares authorized; 98,428,703 and 15,744,492 shares issued and outstanding, respectively	9,842	1,574
Additional paid-in capital	2,099,146	1,321,914
(Deficit) accumulated during the development stage	(2,104,749)	(1,922,755)

Total stockholders’ equity (deficit)	4,239	(599,267)

Total liabilities and stockholders’ equity	$26,877	$17,394

The accompanying notes are an integral part of these condensed consolidated financial statements.

IPORUSSIA, INC.
(A Development Stage Company)
Condensed Consolidated Statements of Operations

					Cumulative Period From April 1, 2002 (Inception) to
	Nine Months Ended September 30,		Three Months Ended September 30,
	2007	2006	2007	2006	September 30, 2007
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)
Revenue	$-	$-	$-	$-	$-

General and administrative expenses
Organization costs	-	-	-	-	2,351
Client development expenses	-	8,600	-	2,531	155,335
Officers’ salaries	-	155,685	-	51,895	460,841
Other expenses	264,988	479,817	22,335	165,441	1,546,757
Interest expense	2,238	7,427	-	2,736	25,000

Total general and administrative expenses	267,226	651,529	22,335	222,603	2,190,284

Loss from operations	(267,226)	(651,529)	(22,335)	(222,603)	(2,190,284)

Other income (expense)
Interest income	-	-	-	-	303
Other income (Note 3)	135,232	-	-	-	135,232
Other (expense) (Note 3)	(50,000)	-	-	-	(50,000)

Net (loss)	$(181,994)	$(651,529)	$(22,335)	$(222,603)	$(2,104,749)

Net (loss) per share - basic and diluted	NIL	$(.04)	NIL	$(.01)

Weighted average number of shares of outstanding - basic and diluted	73,710,369	15,227,019	98,428,703	15,227,019

The accompanying notes are an integral part of these condensed consolidated financial statements.

IPORUSSIA, INC.
(A Development Stage Company)
Condensed Consolidated Statements of Changes in Stockholders’ Equity (Deficit)
For the Cumulative Period From April 1, 2002 (Inception) to September 30, 2007
(Unaudited)

			Additional	Unearned	Deficit Accumulated During the	Total

	Common Stock		Paid-In	Stock	Development	Stockholders’
	Shares	Amount	Capital	Compensation	Stage	Equity (Deficit)
Balances at April 1, 2002	-	$-	$-	$-	$-	$-

Issuance of common stock at $0.0001 per share	13,000,000	1,300	-	-	-	1,300
Issuance of common stock at $0.25 per share	600,000	60	149,940	-	-	150,000
Net (loss) - April 1, 2002 (Inception) to December 31, 2002	-	-	-	-	(54,917)	(54,917)
Balances at December 31, 2002	13,600,000	$1,360	$149,940	$-	$(54,917)	$96,383

Net (loss) - Year ended December 31, 2003	-	-	-	-	(36,372)	(36,372)
Balances at December 31, 2003	13,600,000	$1,360	$149,940	$-	$(91,289)	$60,011

Issuance of common stock at $1.00 per share	679,000	68	678,932	-	-	679,000
Underwriter's warrants	-	-	68	-	-	68
Offering costs	-	-	(257,302)	-	-	(257,302)
Net (loss) - Year ended December 31, 2004	-	-	-	-	(181,094)	(181,094)
Balances at December 31, 2004	14,279,000	$1,428	$571,638	$-	$(272,383)	$300,683

Issuance of common stock at $1.00 per share	21,000	2	20,998	-	-	21,000
Underwriter's warrants	-	-	2	-	-	2
Offering costs	-	-	(4,375)	-	-	(4,375)
Issuance of common stock for services	340,000	34	339,966	(340,000)	-	-
Issuance of common stock at $1.00 per share	50,000	5	49,995	-	-	50,000
Amortization of unearned stock compensation	-	-	-	204,028	-	204,028
Issuance of common stock for services	75,000	8	52,493	-	-	52,501
Issuance of common stock at $0.35 per share	71,428	7	24,993	-	-	25,000
Net (loss) - Year ended December 31, 2005	-	-	-	-	(864,099)	(864,099)
Balances at December 31, 2005	14,836,428	$1,484	$1,055,710	$(135,972)	$(1,136,482)	$(215,260)

Issuance of common stock for services	908,064	90	139,910	(140,000)	-	-
Amortization of unearned stock compensation	-	-	-	275,972	-	275,972
Stock-based compensation	-	-	126,294	-	-	126,294
Net (loss) - Year ended December 31, 2006	-	-	-	-	(786,273)	(786,273)
Balances at December 31, 2006	15,744,492	$1,574	$1,321,914	$-	$(1,922,755)	$(599,267)

Issuance of common stock for cash at $0.0095 per share on March 23, 2007	65,789,474	6,579	618,421	-	-	625,000
Issuance of common stock for cash at $0.0095 per share on March 26, 2007	7,894,737	789	74,211	-	-	75,000
Issuance of common stock for services at $0.0095 per share on March 26, 2007	9,000,000	900	84,600	-	-	85,500
Net (loss) - Nine months ended September 30, 2007	-	-	-	-	(181,994)	(181,994)
Balances at September 30, 2007	98,428,703	$9,842	$2,099,146	$-	$(2,104,749)	$4,239

The accompanying notes are an integral part of these condensed consolidated financial statements.

IPORUSSIA, INC.
(A Development Stage Company)
Condensed Consolidated Statements of Cash Flows
(Unaudited)
			Cumulative Period
	Nine Months Ended		From April 1, 2002
	September 30,		(Inception) to
	2007	2006	September 30, 2007
	(Unaudited)	(Unaudited)	(Unaudited)
Cash Flows From Operating Activities
Net (loss)	$(181,994)	$(651,529)	$(2,104,749)
Adjustments to reconcile net (loss) to net cash (used in) operating activities:
Common stock issued for services	85,500	-	138,001
Amortization of unearned stock compensation	-	218,055	480,000
Stock-based compensation expense	-	84,347	126,294
Reversal of accrued executive payroll liability	(135,232)	-	(135,232)
Depreciation and amortization	-	2,709	6,625
Loss on abandonment of fixed assets	-	-	4,983
Changes in operating assets and liabilities:
Prepaid expenses and other assets	-	7,637	-
Accounts payable and accrued expenses	(230,386)	256,021	157,870

Net cash (used in) operating activities	(462,112)	(82,760)	(1,326,208)

Cash Flows From Investing Activities
Purchase of furniture, fixtures and equipment	-	(1,744)	(11,608)

Net cash (used in) investing activities	-	(1,744)	(11,608)

Cash Flows From Financing Activities
Proceeds from borrowings on notes payable and advances from officers and directors	-	52,420	120,920
Repayment of notes payable and advances from officers and directors	(120,920)	-	(120,920)
Proceeds from long-term borrowings	-	-	107,485
Repayment of long-term borrowings	(107,485)	-	(107,485)
Proceeds from issuance of common stock	700,000	-	1,626,300
Offering costs	-	-	(261,677)
Proceeds from underwriters' warrants	-	-	70

Net cash provided by financing activities	471,595	52,420	1,364,693

Net increase (decrease) in cash and cash equivalents	9,483	(32,084)	26,877

Cash and cash equivalents, beginning of period	17,394	47,238	-

Cash and cash equivalents, end of period	$26,877	$15,154	$26,877

Supplemental Disclosure of Cash Flow Information
Cash paid for interest	$7,521	$7,427	$27,543

The accompanying notes are an integral part of these condensed consolidated financial statements.

IPORUSSIA, INC.
(A Development Stage Company)
Notes to Condensed Consolidated Financial Statements

1.	Organization and Basis of Presentation

The accompanying unaudited condensed financial statements of the Company are presented in accordance with the requirements for Form 10-QSB and Regulation S-B. Accordingly, they do not include all of the disclosures required by generally accepted accounting principles (“GAAP”). In the opinion of management, all adjustments (all of which were of a normal recurring nature) considered necessary to fairly present the financial position, results of operations and cash flows of the Company on a consistent basis, have been made.

These results have been determined on the basis of GAAP and practices applied consistently with those used in the preparation of the Company’s annual financial statements for the year ending December 31, 2006. Operating results for the three and nine months ended September 30, 2007 are not necessarily indicative of the results that may be expected for the year ending December 31, 2007.

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

On February 8, 2005, the Company formed IPOR Capital, LLC (“IPOR Capital”) as a wholly-owned subsidiary under the laws of the State of Delaware. On September 2, 2005, IPOR Capital was admitted as a member of the National Association of Securities Dealers (the “NASD”). IPOR Capital’s NASD broker-dealer membership agreement permitted it to solicit other broker-dealers to manage or co-manage initial public offerings for Russian and other foreign companies, as a finder and/or consultant. In addition, IPOR Capital may participate in private placements of securities to institutional and accredited investors.

In December 2006, IPOR voluntarily withdrew its broker-dealer registration for IPOR Capital due to IPOR’s weak financial condition and lack of revenue-producing client engagements. No completed transactions were ever consummated through IPOR Capital.

IPORUSSIA, INC.
(A Development Stage Company)
Notes to Condensed Consolidated Financial Statements

On March 17, 2005, the Company formed IPORussia Limited, a wholly-owned United Kingdom corporation, with the intent to access the Alternate Investment Market in London on behalf of its clients. No physical location for IPORussia Limited was ever established, no transactions were ever identified or undertaken, and IPORussia Limited was dissolved on August 13, 2007.

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

Going Concern
Since its inception, the Company has generated no revenues and has incurred a cumulative operating loss of $2,190,284 and a cumulative net loss of $2,104,749. Since inception, the Company has been dependent upon the receipt of capital investment or other financing to fund its operations.

Effective March 23, 2007, upon the change in control of the Company, as further discussed in Note 3, the Company discontinued its active business operations and, as a result, has become a “shell company” (as such term is defined in Rule 12b-2 of the Exchange Act), and its sole business is to identify, evaluate and investigate various companies with which to enter into a potential reverse merger transaction. Currently, the Company is dependent upon certain related parties to provide continued funding and capital resources. These factors indicate substantial doubt that the Company will be able to continue as a going concern. The accompanying financial statements have been presented on the basis of the continuation of the Company as a going concern and do not include any adjustments relating to the recoverability and classification of recorded asset amounts or the amounts and classification of liabilities that may be necessary should the Company be unable to continue as a going concern.

IPORUSSIA, INC.
(A Development Stage Company)
Notes to Condensed Consolidated Financial Statements

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

Net Loss Per Share
Basic loss per share (“EPS”) is calculated by dividing the loss available to common stockholders by the weighted average number of common shares outstanding for the period. Diluted EPS reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock. The Company currently has no dilutive securities and as such, basic and diluted loss per share are the same for all periods presented.

IPORUSSIA, INC.
(A Development Stage Company)
Notes to Condensed Consolidated Financial Statements

Comprehensive Loss
Comprehensive loss is defined as all changes in stockholders’ equity (deficit), exclusive of transactions with owners, such as capital investments. Comprehensive loss includes net loss, changes in certain assets and liabilities that are reported directly in equity, such as translation adjustments on investments in foreign subsidiaries and unrealized gains (losses) on available-for-sale securities. For the three and nine months ended September 30, 2007 and for the cumulative period from April 1, 2002 (Inception) to September 30, 2007, the Company’s comprehensive loss was the same as its net loss.

Reclassifications
Certain reclassifications have been made to the accompanying condensed consolidated statements of operations for the three and nine months ended September 30, 2006 and for the cumulative period from April 1, 2002 (Inception) to September 30, 2007 to conform to the current period presentation.

Recently Issued Accounting Pronouncements
In September 2006, the Financial Accounting Standards Board (the “FASB”) issued SFAS No. 157, Fair Value Measurements.  The purpose of SFAS No. 157 is to provide users of financial statements with better information about the extent to which fair value is used to measure recognized assets and liabilities, the inputs used to develop the measurements and the effect of certain measurements on earnings for the period. SFAS No. 157 also provides guidance on the definition of fair value, the methods used to measure fair value and the expanded disclosures about fair value measurements. This changes the definition of fair value to be the price that would be received to sell an asset or paid to transfer a liability (i.e., an exit price), as opposed to the price that would be paid to acquire the asset or received to assume the liability (i.e., an entry price).  SFAS No. 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007 and interim periods with those fiscal years (e.g., January 1, 2008, for calendar year-end entities).

In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities—including an amendment of FASB Statement No. 115. SFAS No. 159 permits companies to choose to measure many financial instruments and certain other items at fair value that are not currently required to be measured at fair value and establishes presentation and disclosure requirements designed to facilitate comparisons between companies that choose different measurement attributes for similar types of assets and liabilities. The provisions of SFAS No. 159 will become effective as of the beginning of our 2009 fiscal year.

The adoption of the new FASB statements discussed above is not expected to have a material effect on the Company’s financial position, results of operations or cash flows.

IPORUSSIA, INC.
(A Development Stage Company)
Notes to Condensed Consolidated Financial Statements

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

Prior to the Closing, Vladimir F. Kuznetsov, IPOR’s former President, CEO and director (“Kuznetsov”); Mark R. Suroff, IPOR’s former Executive Vice President, Secretary and Treasurer (“Mark R. Suroff”); the estate of Leonard W. Suroff, IPOR’s former Executive Vice President, Secretary, Treasurer and director (“Leonard W. Suroff”); and Richard Bernstein, IPOR’s former director (“Bernstein”) agreed to terminate any and all agreements and contracts with IPOR and its affiliated companies, including, without limitation, any employment, consulting and stock option agreements, and to irrevocably release IPOR from any and all debts, liabilities and obligations, all pursuant to the terms and conditions of certain release agreements (the “Release Agreements”) executed by the parties. As part of the Release Agreements, Kuznetsov, Leonard W. Suroff and Bernstein each canceled options to purchase 500,000 Shares. Following the cancellation of these options, there were no options issued or outstanding.

Following the execution of the Release Agreements, the Company reversed $135,232 of previously accrued compensation due to Leonard W. Suroff and Kuznetsov, accounting for the reversal of the liability as Other Income in March of 2007.

Prior to the Closing, Kuznetsov, Mark R. Suroff and Bernstein (collectively, the “Indemnitors”) also agreed to indemnify and hold IPOR harmless from all liabilities and obligations related to the period prior to Closing, pursuant to the terms and conditions of a certain indemnity agreement (the “Indemnity Agreement”) executed by the parties. Pursuant to the Indemnity Agreement, IPOR was to pay the Indemnitors a cash payment in the amount of $50,000 in the aggregate for their agreement to indemnify IPOR. The parties also agreed that the $50,000 payable under the Indemnity Agreement was to be held in escrow for at least 90 days following the Closing to cover any indemnity claims.

Following the execution of the Indemnity Agreement, the Company recorded the $50,000 aggregate sum paid to the Indemnitors as Other (Expense) in March of 2007.

IPORUSSIA, INC.
(A Development Stage Company)
Notes to Condensed Consolidated Financial Statements

In August of 2007, the $50,000 payable under the Indemnity Agreement and initially held in escrow was released in full to the Indemnitors.

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

Pursuant to its Certificate of Incorporation, the Company is authorized to issue up to 100,000,000 shares of common stock with a par value of $0.0001 per share and 1,000,000 shares of preferred stock with a par value of $0.0001 per share. As of September 30, 2007, there were 98,428,703 shares of common stock issued and outstanding and zero shares of preferred stock issued and outstanding.

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

Effective March 26, 2007, the Company entered into a management agreement (the “Management Agreement”) with Vero Management, L.L.C., a Delaware limited liability company (“Vero”) under which Vero agreed (a) to provide a broad range of managerial and administrative services to the Company, including, but not limited to, assistance in the preparation and maintenance of the Company’s financial books and records, the filing of various reports with the appropriate regulatory agencies as are required by state and federal rules and regulations, the administration of matters relating to the Company’s stockholders, including responding to various information requests from stockholders, as well as the preparation and distribution to stockholders of relevant Company materials, and (b) to provide office space, corporate identity, telephone and fax services, and mailing, postage and courier services for a fixed fee of $2,000 per month, for an initial period of twelve months. At the end of the initial twelve month term, the agreement will continue to remain in effect until terminated in writing by either party. A copy of the Management Agreement was included as Exhibit 10.1 to the Company’s Quarterly Report on Form 10-QSB for the period ended March 31, 2007, filed with the SEC on May 21, 2007.

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

For the three and nine months ended September 30, 2007, the Company recorded $6,000 and $12,000, respectively, of managerial and administrative expenses associated with this agreement, which amounts are included as a component of general and administrative expenses in the accompanying condensed statements of operations.

IPORUSSIA, INC.
(A Development Stage Company)
Notes to Condensed Consolidated Financial Statements

7.	Letter of Intent

On September 19, 2007, the Company entered into a letter of intent (the “Letter of Intent”) to acquire Bonds.com Holdings, Inc. (“Bonds.com”).  Bonds.com was formed in 2005 to develop a destination website with an array of competitively priced fixed income products, analytical and portfolio management tools, and up-to-the-minute market analysis.

Pursuant to the transactions contemplated by the Letter of Intent, the Company will acquire all of the outstanding capital stock of Bonds.com either through a merger between Bonds.com and a newly-formed wholly-owned subsidiary of the Company, or an exchange of shares of capital stock of Bonds.com for shares of convertible preferred stock of the Company, convertible into shares of common stock, par value $0.0001 per share (the “Common Stock”), of the Company.  The closing of the transaction is subject to the ability of Bonds.com to obtain additional financing from investors. Bonds.com has also engaged a placement agent to assist in obtaining this additional financing from investors. This placement agent is a related party to IPOR’s sole officer and director, Kevin R. Keating.

Immediately after giving effect to the acquisition and the additional financing, the stockholders of Bonds.com (the “Existing Holders”) and the investors participating in the financing will own in the aggregate 95% of the Company’s issued and outstanding shares of Common Stock on a fully diluted and as-converted basis. At the close of the transaction, it is contemplated that a new board of directors will be designated by the Existing Holders.  Bonds.com will use its best efforts to include on the new board of directors – for a period of one year following the closing of the transaction – a person designated by one of the current stockholders of the Company.  The current stockholders of the Company are expected to own 5% of the issued and outstanding Common Stock after completion of the exchange transaction and financing on a fully diluted and as-converted basis.

The completion of the acquisition is subject to certain conditions to closing, including but not limited to, the negotiation and execution of a definitive acquisition agreement, the delivery of audited financial statements of Bonds.com prepared in accordance with GAAP, and required board, stockholder and member approvals.

Subject to the satisfaction of the above conditions and other customary conditions, the acquisition is presently expected to close by December 28, 2007.   However, there can be no assurance that the acquisition will be completed.

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

On March 17, 2007, the Company formed IPORussia Limited, a wholly-owned United Kingdom corporation, with the intent to access the Alternate Investment Market in London on behalf of its clients. No physical location for IPORussia Limited was ever established, no transactions were ever identified or undertaken and IPORussia Limited was dissolved on August 13, 2007.

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

On September 19, 2007, the Company entered into a Letter of Intent to acquire Bonds.com.

Pursuant to the transactions contemplated by the Letter of Intent, the Company will acquire all of the outstanding capital stock of Bonds.com either through a merger between Bonds.com and a newly-formed wholly-owned subsidiary of the Company, or an exchange of shares of capital stock of Bonds.com for shares of convertible preferred stock of the Company, convertible into shares of Common Stock.  The closing of the transaction is subject to the ability of Bonds.com to obtain additional financing from investors.

Results of Operations

For the three and nine months ended September 30, 2007, the Company had no activities that produced revenues from operations.

For the three months ended September 30, 2007, the Company had a net loss of $(22,335), as compared with a net loss of $(222,603) for the corresponding period in 2006. For the three months ended September 30, 2007, the Company incurred $(22,335) of general and administrative expenses, comprised of (a) legal, accounting, audit and other professional service fees of $(7,877) incurred in relation to the filing with the SEC on August 13, 2007 of the Company’s Quarterly Report on Form 10-QSB for the period ended June 30, 2007, (b) management fees of $(6,000) incurred in relation to a broad range of managerial and administrative services provided by Vero Management, LLC, (c) stock transfer agent account maintenance and service contract termination fees of $(8,388) and (d) other miscellaneous operating expenses of $(70). For the three months ended September 30, 2006, the Company incurred $(222,603) of general and administrative expenses, consisting primarily of officers’ salaries and consulting fees.

For the nine months ended September 30, 2007, the Company had a net loss of $(181,994), as compared with a net loss of $(651,529) for the corresponding period in 2006. For the nine months ended September 30, 2007, the Company incurred $(267,226) of general and administrative expenses, comprised of (a) professional fees paid to attorneys, accountants and other consultants and service providers totaling $(221,640), related to the reorganization and change of management that occurred in March of 2007 and to the filing with the SEC on March 22, 2007 of the Company’s Annual Report on Form 10-KSB for the year ended December 31, 2006, (b) legal, accounting, audit and other professional service fees of $(9,289) incurred in relation to the filing with the SEC on May 21, 2007 of the Company’s Quarterly Report on Form 10-QSB for the period ended March 31, 2007, (c) legal, accounting, audit and other professional service fees of $(7,877) incurred in relation to the filing with the SEC on August 13, 2007 of the Company’s Quarterly Report on Form 10-QSB for the quarter ended June 30, 2007, (d) management fees of $(12,000) incurred in relation to a broad range of managerial and administrative services provided by Vero Management, LLC (e) other miscellaneous operating expenses of $(14,182) and (e) interest expense of $(2,238). For the nine months ended September 30, 2006, the Company incurred $(651,529) of general and administrative expenses, primarily comprised of officers’ salaries and research and consulting fees.

For the nine months ended September 30, 2007, the Company incurred $(50,000) of other non-operating expenses, comprised of payments made to the Company’s former executive officers and directors under the terms of an indemnity agreement. There were no non-operating expenses incurred during the corresponding period in 2006.

For the nine months ended September 30, 2007, the Company recorded $135,232 of other non-operating income, comprised of previously accrued compensation due to the Company’s former executive officers that was forgiven upon execution of a liability release agreement. There were no non-operating income items during the corresponding period in 2006.

Liquidity and Capital Resources

As of September 30, 2007, the Company had assets equal to $26,877, comprised exclusively of cash and cash equivalents. The Company’s current liabilities as of September 30, 2007 were $22,638, comprised of accounts payable and accrued expenses.

The following is a summary of the Company’s cash flows provided by (used in) operating, investing and financing activities for the nine months ended September 30, 2007 and 2006:

	Nine months ended September 30,
	2007	2006

Operating activities	$(462,112)		$(82,760)
Investing activities	$-	$	(1,744)
Financing activities	$471,595		$52,420

Net effect on cash	$9,483		$(32,084)

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

The Company may seek a business combination with entities that have recently commenced operations or may wish to utilize the public marketplace in order to raise additional capital in order to expand into new products or markets, to develop a new product or service, or for other corporate purposes. The Company may acquire assets and establish wholly–owned subsidiaries in various businesses or acquire existing businesses as subsidiaries.

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

The analysis of new business opportunities will be undertaken by, or under the supervision of, the officers and directors of the Company. Management intends to concentrate on preliminarily identifying business opportunities through current associations of the Company’s officers and directors or by the Company’s stockholders. The Company may engage financial advisors and investment banking firms to assist it in identifying and analyzing potential business opportunities. Due to the limited financial resources of the Company, it is likely that these advisors and firms will be compensated on a success basis – in the form of cash and the Company’s stock. Officers and directors of the Company expect to interview and/or meet personally with management and key personnel of the business opportunity as part of their investigation. To the extent possible, the Company intends to utilize written reports and personal investigations to evaluate the above factors, including such reports and investigations prepared by its financial advisors.

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

On September 19, 2007, the Company entered into a Letter of Intent to acquire Bonds.com.

Pursuant to the transactions contemplated by the Letter of Intent, the Company will acquire all of the outstanding capital stock of Bonds.com either through a merger between Bonds.com and a newly-formed wholly-owned subsidiary of the Company, or an exchange of shares of capital stock of Bonds.com for shares of convertible preferred stock of the Company, convertible into shares of Common Stock.  The closing of the transaction is subject to the ability of Bonds.com to obtain additional financing from investors.

Item 3.	Controls and Procedures.

As of the end of the period covered by this Quarterly Report, the Company conducted an evaluation, under the supervision and with the participation of the Chief Executive Officer/Chief Financial Officer, of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act). Based on this evaluation, the Chief Executive Officer/Chief Financial Officer concluded that, as of the end of the period covered by this Quarterly Report, the Company’s disclosure controls and procedures were effective in ensuring that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act are (i) recorded, processed, summarized and reported within the time periods specified in SEC rules and forms and (ii) communicated to management, including the Company’s Chief Executive Officer/Chief Financial Officer, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. There has been no change in the Company’s internal controls over financial reporting during the quarter ended September 30, 2007 that has materially affected, or is reasonably likely to materially affect, the Company’s internal controls over financial reporting.

PART II – OTHER INFORMATION

Item 1.	Legal Proceedings.

None.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3.	Defaults Upon Senior Securities.

None.

Item 4.	Submission of Matters to a Vote of Security Holders.

None.

Item 5.	Other Information.

As stated in the Company’s Current Report on Form 8-K filed with the SEC on July 19, 2007, Aaron Stein, CPA resigned as the Company’s independent registered public accounting firm on July 17, 2007. The Company engaged Comiskey & Company, P.C. as its new independent registered public accounting firm on July 17, 2007.

As stated in the Company’s Current Report on Form 8-K filed with the SEC on September 24, 2007, the Company entered into a Letter of Intent on September 19, 2007 to acquire Bonds.com.

Pursuant to the transactions contemplated by the Letter of Intent, the Company will acquire all of the outstanding capital stock of Bonds.com either through a merger between Bonds.com and a newly-formed wholly-owned subsidiary of the Company, or an exchange of shares of capital stock of Bonds.com for shares of convertible preferred stock of the Company, convertible into shares of Common Stock.  The closing of the transaction is subject to the ability of Bonds.com to obtain additional financing from investors.

Item 6.	Exhibits.

Exhibit	Description

31.1*	Certification of the Company’s Principal Executive Officer and Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1*	Certification of the Company’s Principal Executive Officer and Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

* Filed herewith

SIGNATURE

In accordance with the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: October 26, 2007	IPORUSSIA, INC.

/s/ Kevin R. Keating
Kevin R. Keating
President and Director
(principal executive officer and
principal financial officer)