Form 10-K
period 2007-12-31
Bonds.com Group, Inc.
filed 2008-03-31
CIK 1179090

U.S. SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☒ Annual Report pursuant to Section 13 or 15(d) of the Securities Exchange
Act of 1934 for the fiscal year ended December 31, 2007

OR

☐ Transition Report pursuant to Section 13 or 15(d) of the Securities
Exchange Act of 1934

Commission File Number

BONDS.COM GROUP, INC.
(Exact name of Registrant as Specified in its Charter)

Delaware	38-3649127
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

1515 Federal Highway
Suite 212
Boca Raton, Florida	33432
(Address of principal executive offices)	(Zip Code)

(561) 953-5343
(Registrant's Telephone Number, Including Area Code)

Securities registered pursuant to Section 12(b) of the Exchange Act: None

Securities registered pursuant to Section 12(g) of the Exchange Act:

Common Stock, $.0001 par value per share
(Title of Class)

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐ No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐ No ☒

Indicate by check mark whether registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark if disclosure of delinquent filers in response to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendments to this Form 10-K. Yes ☐ No ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one)

Large accelerated filer ࿠	Accelerated filer ࿠
Non-accelerated filer ࿠ (Do not check if a smaller reporting company)	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act) Yes ☐ No ☒

The aggregate market value of the common equity of the registrant held by non-affiliates as of the last business day of the registrant’s most recently completed second fiscal quarter (June 29, 2007) was approximately $1,810,616 as computed by reference to the closing price of the common stock on the Over-the-Counter Bulletin Board on such date ($3.49, as adjusted to reflect a 1-for-29.1069351 reverse stock split effective December 18, 2007). As of March 27, 2008, the number of issued and outstanding shares of common stock of the registrant was 61,216,590.

BONDS.COM GROUP, INC.

FORM 10-K

FISCAL YEAR ENDED DECEMBER 31, 2007

THIS ANNUAL REPORT ON FORM 10-K CONTAINS FORWARD-LOOKING STATEMENTS WITHIN THE MEANING OF SECTION 27A OF THE SECURITIES ACT OF 1933, AS AMENDED AND SECTION 21E OF THE SECURITIES EXCHANGE ACT OF 1934 AS AMENDED AND ARE SUBJECT TO RISKS, UNCERTAINTIES, AND OTHER FACTORS WHICH COULD CAUSE ACTUAL RESULTS TO DIFFER MATERIALLY FROM THOSE EXPRESSED OR IMPLIED BY SUCH FORWARD-LOOKING STATEMENTS. SEE ITEM 1. "BUSINESS - A NOTE ABOUT FORWARD LOOKING STATEMENTS."

ii

PART I

ITEM 1.  BUSINESS

Background

We were initially formed as IPORUSSIA, Inc. (“IPOR” or the “Company”), which was incorporated in the state of Delaware on April 1, 2002. IPOR was established to provide business advisory services to private companies located in the Russian Federation in connection with obtaining access to capital in the public markets for the purposes of funding their businesses and obtaining liquidity. IPOR, until December 2006, conducted its business through a wholly-owned subsidiary, IPOR CAPITAL, LLC (“IPOR Capital”), which was an NASD (now known as FINRA) registered broker-dealer. In December 2006 IPOR voluntarily withdrew its broker-dealer registration. IPOR Capital conducted only nominal business operations prior to such withdrawal and did not generate any revenue. In March 2007, IPOR formed IPO Russia Limited, a wholly-owned United Kingdom corporation, with the intent to access the Alternate Investment Market in London, but never conducted business through such subsidiary and it was dissolved in August 2007.

In March 2007, as a result of IPOR’s inability to develop any business and a change of control of IPOR, IPOR became a “shell company” (as such term is defined in Rule 12b-2 under the Securities Exchange Act of 1934, as amended) and its sole business, from that date until immediately prior to the merger described below, was to identify, evaluate and complete a “reverse merger” transaction with an operating business.

Reverse Merger

On December 21, 2007, IPOR consummated a transaction, pursuant to which we acquired the business of Bonds.com Holdings, Inc. (“Holdings”), a privately held Delaware corporation and its subsidiaries Bonds.com, Inc., a Financial Industry Regulatory Authority (“FINRA”) registered broker-dealer, Bonds.com Wealth Management, LLC (“Wealth Management”), a registered investment advisor in the state of Florida and Bonds.com, LLC, which is currently inactive. In such transaction, based on the applicable exchange ratio of 6.2676504 shares of our common stock for each share of common stock of Holdings, we: (1) acquired all of the outstanding shares of common stock of Holdings in exchange for 57,542,704 shares of our common stock; (2) exchanged options to purchase 1,890,406 shares of our common stock for all of the outstanding options of Holdings; and (3) exchanged warrants to purchase 4,942,264 shares of our common stock for all of the outstanding warrants of Holdings (the “Reverse Merger”). The transaction was treated for accounting purposes as a recapitalization by Holdings as the accounting acquirer. As a result of the Reverse Merger, Holdings is now our direct wholly-owned subsidiary and Bonds.com, Inc., Wealth Management and Bonds.com, LLC continue to be wholly-owned subsidiaries of Holdings.

Immediately after the Reverse Merger we completed a short-form merger pursuant to which Bonds.com Group, Inc., our wholly-owned subsidiary which had no business, assets or operations, was merged with and into us, and we changed our name from IPORUSSIA, Inc. to Bonds.com Group, Inc.

The Company, on December 28, 2007, filed a Current Report on Form 8-K with the SEC, as required under the rules and regulations of the Securities Exchange Act, in order to provide all information required to be disclosed with respect to the Reverse Merger.

The Company carries on the business of Holdings and its subsidiaries, as described in this Form 10-K; see “BUSINESS.” The Company has relocated its principal executive offices to 1515 South Federal Highway, Suite 212, Boca Raton, Florida 33432. Our telephone number is (561) 953-5343 and our website address is www.bonds.com.

 Overview

Bonds.com Holdings, Inc.

In October 2007, Holdings acquired all of the outstanding capital stock of Pedestal Capital Markets, Inc., a FINRA registered broker-dealer for which it paid $50,000 plus the firm’s existing regulatory capital on the closing date of the purchase. After the acquisition, the name of the broker-dealer was changed to Bonds.com, Inc. (“Bonds.com”), which is currently our registered broker-dealer subsidiary.

The Company, through Bonds.com, the wholly-owned subsidiary of our direct wholly-owned subsidiary, Bonds.com Holdings, Inc. (“Holdings”), operates an electronic trading platform, called BondStation, which is utilized by individual investors, institutional investors, and other broker-dealers primarily for electronic trading of fixed income securities. These securities include municipal bonds, corporate bonds, U.S. Treasury securities, agency bonds and certificates of deposit, among others. Although our trading platform does not currently provide for the trading of equity securities and related products, we plan to add these trading capabilities in the near future. Our BondStation electronic trading platform provides investors with the ability to obtain real-time executable bids or offers on thousands of bond offerings sourced directly from broker-dealers. Unlike other electronic trading platforms that charge subscription fees, access charges, ticket fees, or commissions in order to generate revenue, BondStation allows us to generate revenue through mark-ups on secondary market securities and sales concessions on primary issues. Securities purchase orders placed with us, utilizing the BondStation platform, when executed, are simultaneously matched with our purchases from the offering dealer. Through this process, we believe that we will be able to avoid, or at least minimize, the market risk, carrying cost, and hedging expense of holding an inventory of securities. Our target customers consist primarily of high net worth individuals and mid-tier institutional investors and portfolio managers.

Until recently, trading of fixed income securities including, without limitation, product searching and price discovery functions, were conducted primarily over the telephone among two or more parties. This process presents several shortcomings primarily due to the lack of a central trading facility for these securities, which can make it difficult to match buyers and sellers in an efficient manner for a particular issue. Based on management’s experience, we believe that in recent years, an increasing number of institutional bond trading participants have utilized e-mail and other electronic means of communication for locating, pricing, and trading fixed income securities. While we believe that this has addressed some of the shortcomings associated with more traditional methods of trading, we also believe that the process is still hindered by a limited supply of securities, limited liquidity, limited price efficiency, significant transaction costs, compliance and regulatory challenges, and difficulty in executing numerous trades in a timely manner.

We initiated the use of BondStation on a commercial basis in December 2007, and have generated only limited revenues to date. Based on results during our beta testing period and the initial commercialization of the trading platform on a full scale basis, we believe BondStation integrates trading tools and real-time executable offerings directly to the desktops of investor clients. BondStation also offers straight-through processing, which provides clients with the ability to execute and trade securities electronically with little or no human intervention throughout the trade cycle. This process includes the entry of orders with all brokerage firms participating in the trade. The BondStation electronic trading platform offers state-of-the-art advanced order placement functions and automated and manual order placement capabilities.

BondStation provides a direct channel between individual and institutional investors and the trading desks at our participating broker-dealers, which we expect will reduce sales and marketing costs, and eliminate layers of intermediaries between dealers and end investors. We expect our investor clients, as well as other broker-dealers to benefit from the direct access to the fixed income marketplace provided by BondStation.

Bonds.com Wealth Management, LLC

On July 24, 2007, Wealth Management was formed as a wholly-owned subsidiary of Holdings. Wealth Management provides us with the ability to provide investment advisory services to clients and to open and maintain asset management accounts for these clients. Wealth Management has applied to become a registered investment advisor in the state of Florida and expects to obtain this registration in or before May 2008. As of March 27, 2008, Wealth Management had no assets under management. However, we expect to begin acquiring assets during the second quarter of 2008.

October-November 2007 Financing

In a series of closings of a private placement offering of securities from October 19, 2007 to November 2, 2007 (the “October 2007 Offering”), Holdings sold to 49 accredited investors an aggregate of 1,314,135 shares of Holdings common stock and warrants to purchase up to an aggregate of 657,111 shares of Holdings common stock, at an exercise price of $4.14 per share. In the October 2007 Offering, Holdings raised gross proceeds of $4,350,000, $3,750,000 of which represented new funds and the remaining $600,000 of which represented the conversion of outstanding indebtedness.

The net proceeds received by Holdings, after the deduction of offering expenses and excluding the conversion of indebtedness, were approximately $3,375,000. Under the terms of the October 2007 Offering, Holdings provided for the allocation of such net proceeds for (1) repayment of outstanding loans to its founders in an aggregate principal amount of up to $500,000; (2) recruiting and training additional management, technical and marketing personnel; (3) research and development; (4) public relations; (5) advertising and marketing; (6) development and maintenance of its BondStation electronic trading platform; and (7) general working capital purposes. At December 21, 2007, Holdings had expended approximately $1,600,000 of such net proceeds for one or more of such purposes. Since that date, we have expended an additional approximately $1,000,000 of such funds for general working capital purposes.

Holdings and the investors in the October 2007 Offering entered into a registration rights agreement. Under this agreement, and pursuant to the exchange of securities in the Reverse Merger, the Company is required to file a registration statement with the Securities and Exchange Commission (“SEC”), within five business days after the closing of the Reverse Merger, registering and maintaining the registration of: (1) the 8,236,551 shares of common stock issued to the investors in the October 2007 Offering in connection with the Reverse Merger and (2) the 4,942,264 shares of common stock underlying the warrants issued to the investors and the placement agent and/or its designees in the October 2007 Offering, in connection with the Reverse Merger. The Company is also obligated to use its best efforts to cause this registration statement to be declared effective on or before May 19, 2008, which is 150 days after the closing of the Reverse Merger. If this registration statement was not filed by January 2, 2008, or if it is not declared effective by May 19, 2008, the Company is required to pay as partial liquidated damages to the selling stockholders, who acquired their securities in the October 2007 Offering, a sum equal to one percent per month of the holders' initial investment in the securities, and is also required to pay partial liquidated damages of one half of one percent per month, of the holders’ initial investment in the securities that at such time remain unsold under the registration statement, in the event that the Company fails to maintain the effectiveness of such registration statement, in each case until the applicable failure has been cured. By making the initial filing of the registration statement on December 28, 2007, we have complied with the January 2, 2008 required filing date described above.

Industry Background

Fixed Income Securities Trading Market

There are several types of fixed income securities traded in the U.S. and global securities markets. The types of fixed income securities on which our business is primarily focused are:

•     Agency bonds, including U.S. government-sponsored enterprise bonds (GSEs);

•     Corporate bonds;

•     Municipal bonds;

•     U.S. Treasury securities

•     Certificates of Deposit (CDs); and

•     Structured Securities.

The Securities Industry and Financial Markets Association (SIFMA), formerly The Bond Market Association, estimated that as of December 31, 2007 there was in excess of $29 trillion of fixed income securities outstanding in the U.S. trading market. The following tables set forth the market and average trading volume for various fixed income securities in the U.S. market for the periods indicated:

Table 1. Outstanding U.S. Bond Market Debt ($ Billions)

	Municipal	Treasury[2]	Mortgage Related[3]	Corporate Debt[1]	Federal Agency Securities	Money Markets [4]	Asset- Backed[1]	Total

2006
Q1	2,254.3	4,321.6	6,102.2	5,048.9	2,641.2	3,585.3	1,965.5	25,919.0
Q2	2,305.8	4,235.1	6,220.1	5,140.6	2722.7	3,729.7	1,985.9	26,339.9
Q3	2,332.7	4,283.9	6,400.6	5,215.4	2668.7	3,920.6	2,016.8	26,838.7
Q4	2,403.2	4,322.9	6,504.3	5,365.0	2660.1	4,008.3	2,130.4	27,394.2

2007
Q1	2,465.4	4,449.4	6,648.7	5,459.7	2,674.7	4,125.9	2,238.2	28,062.0
Q2	2,533.7	4,319.6	6,860.0	5,587.0	2,716.2	4,255.6	2,415.5	28,687.6
Q3	2,570.6	4,428.4	7,053.4	5,702.8	2,853.2	4,141.3	2,477.3	29,227.0
Q4	2,617.4	4,516.8	7,210.3	5,825.4	2,946.3	4,140.2	2,472.4	29,728.8

[1]	The Securities Industry and Financial Markets Association estimates.

[2]	Interest bearing marketable public debt.

[3]	Includes GNMA, FNMA, and FHLMC mortgage-backed securities and CMOs and private-label MBS/CMOs.

[4]	Includes commercial paper, bankers’ acceptances, and large time deposits. Beginning in 2006, bankers' acceptances are excluded.

Sources: U.S. Department of Treasury, Federal Reserve System, Federal Agencies, Thomson Financial, Bloomberg, SIFMA

Table 2: Average Daily Trading Volume in the U.S. Bond Markets ($ Billions)

	Municipal	Treasury[1]	Agency MBS [1]	Corporate Debt[2]	Federal Agency Securities[1]	Total[3]
2007
Jan	25.1	491.8	296.6	16.7	81.8	911.9
Feb	24.4	559.3	293.8	15.4	77.0	969.8
Mar	23.8	600.5	309.7	14.4	75.5	1,023.9
Apr	26.9	465.6	305.0	13.2	71.7	882.3
May	26.5	470.5	313.7	13.8	69.5	894.1
Jun	30.8	649.0	396.9	13.2	73.7	1,163.7
Jul	24.8	564.2	281.3	11.5	78.4	960.5
Aug	27.4	718.7	339.3	11.3	90.1	1,186.8
Sep	23.4	597.4	338.6	12.7	88.4	1,060.5
Oct	21.2	534.1	329.9	11.0	85.3	981.5
Nov	23.8	655.8	338.7	10.6	100.3	1,129.2
Dec	21.6	498.9	298.2	9.8	104.2	932.7

YTD '06	22.5	524.7	254.6	13.6	74.4	889.7
YTD '07	25.0	567.1	320.1	12.8	83.0	1,008.0
% Change	11.2%	8.1%	25.8%	-5.8%	11.6%	13.3%

[1]	Primary dealer activity

[2]	Excludes all issues with maturities of one year or less and convertible securities

[3]	Totals may not add due to rounding

Sources: Federal Reserve Bank of New York, Municipal Securities Rulemaking Board, NASD Trade Reporting and Compliance Engine (TRACE)

Agency Bonds

Agency bonds are bonds issued by U.S. government-sponsored agencies. The offerings of these agencies are backed by the U.S. government, but not guaranteed by the government since the agencies are private entities. Such agencies have been set up in order to allow certain groups of individuals to access low cost financing, especially students and first-time home buyers. Some prominent issuers of agency bonds are Student Loan Marketing Association (Sallie Mae), Federal National Mortgage Association (Fannie Mae) and Federal Home Loan Mortgage Corporation (Freddie Mac). Agency bonds are usually exempt from state and local taxes, but not federal tax. Issuance of federal agency long-term debt totaled $940.7 billion in 2007, which was 26% higher than the $743.3 billion issued in 2006. In the fourth quarter of 2007 federal agency issuance rose to $256.4 billion compared to $200 billion in the fourth quarter of 2006. Additionally, the issuance of agency debt rose in the fourth quarter of 2007 by 38% on a linked-quarter basis and by 28.2% over the fourth quarter of 2006. Supranational and international institutions, such as the World Bank, also issue debt securities. Buyers of GSE-issued debt securities include domestic and international banks, pension funds, mutual funds, hedge funds, insurance companies, foundations, corporations, state and local governments, foreign central banks, and individual investors.

Corporate Bonds

Corporate debt securities are obligations issued by corporations for capital and operating cash flow purposes. Corporate debt is issued by a wide variety of corporations involved in the financial, industrial and service-related industries. Most corporate bonds trade in the over-the-counter (OTC) market, which is not centrally located. It is comprised of brokers and dealers nationwide who trade debt securities over the telephone or electronically. Market participants are increasingly utilizing electronic transaction systems to assist in the trade execution process. Although not yet significant, some trades of fixed income securities are executed in central locations including the New York Stock Exchange (NYSE) and American Stock Exchange (AMEX). The OTC market is much larger than the exchange markets, and the vast majority of bond transactions, even those involving exchange-listed issues, take place in the OTC market. Investors in corporate bonds typically include large financial institutions, such as pension funds, endowments, mutual funds, insurance companies and banks. Additionally, individuals, of various financial means, also invest in corporate bonds.

Issuance of corporate bonds, during 2007, grew to $1.11 trillion, which reflected a 4.5% increase over issuances in 2006. Market conditions have weakened significantly since the end of the second quarter 2007. As a result, there has been a significant reduction in issuance of corporate bonds, since July 2007, particularly high yield corporate bonds. During the second half of 2007 issuance of corporate bonds fell to $450.8 billion compared to $655.6 billion in the first half of 2007.

Municipal Bonds

Municipal securities are debt obligations issued by states, cities, counties, and other governmental entities to raise money to build schools, highways, hospitals, and sewer systems, as well as many other projects for the public good. Municipal securities are the most important way that U.S. state and local governments borrow money to finance their capital investment and cash flow needs. An important distinguishing characteristic of the municipal securities market is the exemption of interest on municipal bonds from federal income taxes. The implicit subsidy provided by the federal government permits municipal issuers to compete effectively for capital in the domestic securities market. Short- and long-term municipal securities issuance totaled a record $486.6 billion in 2007, which was 13.1% higher than the $430.5 billion issued in 2006 and 6.1% higher than the previous record of $458.7 billion set in 2005. The following table sets forth information on the holders of U.S. municipal securities.

Table 3: Holders of U.S. Municipal Securities ($ Billions)

	Individuals	Mutual Funds [1]	Banking Institutions [2]	Insurance Companies[3]	Other[4]	Total
2007
Q1	887.9	836.0	248.0	375.5	118.0	2,465.4
Q2	921.5	857.6	257.1	379.1	118.5	2,533.8
Q3	917.7	889.3	251.3	383.0	119.1	2,560.4
Q4	916.0	936.9	256.7	389.8	118.5	2,617.9

[1]	Includes mutual funds, money market funds and closed-end funds.

[2]	Includes commercial banks, savings institutions and brokers and dealers.

[3]	Includes property-casualty and life insurance companies.

[4]	Includes non-financial corporate business, non-farm non-corporate business, state and local governments and retirement funds and government-sponsored enterprises.

Source: Federal Reserve System

U.S. Treasury Securities

United States Treasury securities, also known as Treasuries, are in the forms of interest-bearing, as well as discounted, security instruments issued by the U.S. Treasury. These securities comprise the largest portion of the fixed income securities market and normally provide the greatest amount of liquidity. The U.S. Treasury issues three types of securities: bills, which have a maturity of one year or less, notes, which have a maturity of 2 to 10 years; and bonds, which have a maturity of greater than 10 years. Total marketable U.S. Treasury debt outstanding reached $4.52 trillion as of December 31, 2007, a 2% increase from the end of the third quarter of 2007. As a result of the liquidity of U.S. Treasury securities, pricing and trading of these securities are normally more efficient than with respect to other fixed income securities. I Treasuries appeal to a wide range of U.S. investors, including banks, insurance companies, pension plans, and individuals and also have broad appeal to non-U.S. citizens and entities as well.

In the primary market, U.S. Treasury securities are issued through regularly scheduled auctions. The Federal Reserve Banks serve as conduits for the auctions, with the Federal Reserve Bank of New York coordinating much of the auction activity. Individuals, corporations and financial institutions may participate in the auctions. Participation in Treasury auctions, however, is typically concentrated among a small number of dealer firms, known as primary dealers. Daily trading volume of U.S. Treasury securities by primary dealers averaged $556.3 billion in the fourth quarter of 2007 and $561.8 billion for all of 2007.

The following table sets forth information relating to outstanding U.S. Treasury securities:

Table 4. U.S. Treasury Securities Issuance1 ($ Billions)

	Bills	Coupons	Total
2007
Jan	223.2	99.3	322.5
Feb	291.7	81.2	372.9
Mar	437.5	8.0	445.5
Apr	275.2	94.4	369.6
May	293.8	82.0	375.8
Jun	271.3	8.0	279.3
Jul	247.7	90.9	338.6
Aug	469.5	72.2	541.7
Sep	272.1	8.0	280.1
Oct	225.1	90.4	315.5
Nov	423.6	67.7	491.3
Dec	311.6	50.2	361.8

2008
Jan	309.0	62.0	371.0

YTD ‘06	223.2	99.3	322.5
YTD ‘07	309.0	62.0	371.0
% Change	38.4%	-37.6%	15.0%

[1]	Includes marketable securities only..

Source: U.S. Treasury

Brokered CDs

Brokered CDs are CDs offered by a financial intermediary. They often pay higher rates than CDs purchased directly from a local bank because banks seeking larger amounts of funding use brokered CDs to compete in the national marketplace. These CDs normally provide more liquidity than bank CDs because they are traded similar to bonds in the secondary market. CDs, in general, provide investors with an opportunity to earn a higher rate of return than standard bank savings accounts, and are also insured by the Federal Deposit Insurance Corporation up to $100,000. Investors receive a full return of principal and interest if held to maturity, but can experience losses if sold prior to maturity.

Structured Securities

Structured securities include asset-backed securities, derivatives, and securities which combine derivatives with traditional stocks or bonds.

Asset-backed securities differ from traditional stocks and bonds in that the performance of an asset-backed security is tied to specific assets known as a collateral pool rather than to the performance of a company as a whole. Assets frequently used in collateral pools for asset-backed securities include mortgage loans, home equity loans, auto loans, credit card loans, fixed-income securities, or even other asset-backed securities. The revenue stream produced by the assets in the collateral pool is then used for repayment of principal and interest to the holders of the asset-backed securities. Asset-backed securities are often divided into groups called tranches, with securities in higher tranches receiving priority over lower tranches for payments from the same collateral pool, making some tranches much safer or much riskier than others. The division of asset-backed securities into tranches allows investors with very different investment objectives to invest in asset-backed securities from the same collateral pool, and as a result asset-backed securities are purchased by a broad range of mostly institutional investors.

Derivatives are investments whose value depends on financial variables such as the price of a commodity, the value of a stock market index (e.g. the S&P 500, Nasdaq, or Dow Jones), a defined interest rate, or the exchange rate between two currencies. The market for derivative securities has grown quickly in recent years. We believe that the main reason for this lies in the economic function of derivatives; they enable the transfer of risk, for a fee, from those who do not want to bear risk to those who are willing to bear risk. Derivatives are frequently used by farmers to guarantee a certain minimum price for their crops, and by importers or exporters to guarantee a certain worst-case exchange rate. The party offering the derivative to the farmer or importer or exporter receives a fee and assumes the risk that the crop price will fall below the minimum level or that the exchange rate will move beyond the agreed upon worst-case rate.

In some cases, derivatives are combined with traditional stocks or bonds to create new types of structured securities. These securities include interest rate-linked notes, equity-linked notes, foreign exchange-linked notes, and commodity-linked notes.

Structured securities can be designed to provide investors with customized investments tied to their specific risk profiles, return requirements, and market expectations. Benefits of structured securities relative to traditional securities can include principal protection, tax-efficient access to investments that otherwise would have been fully taxable, and greater returns and/or lower risks than comparable traditional securities.

Institutional Investors

The primary institutional investors in fixed income securities include community banks, credit unions, investment advisors, insurance companies, hedge funds, trusts, retirement systems, and governmental entities. These investors actively seek alternative means to access enhanced product offerings, pricing efficiency, and improved service. Until recently most institutional investors have had to satisfy their fixed income securities trading requirements by executing trades with regional broker-dealers over the telephone. Based on our management’s fixed-income trading experience, we believe that several of these regional brokers offer limited proprietary securities inventory, as well as limited research and analysis for their institutional investor clients. We believe that institutional investors are an underserved segment of the fixed income marketplace, and that they have been, for the most part, unable to efficiently access the liquidity provided by other platforms because of the restrictive costs associated with such marketplaces offered to date.

Individual Investors

It is our belief that as Americans approach retirement age, and after they have retired, they will modify their investment strategies by transferring significant portions of their investment portfolios into fixed income securities, which are generally acknowledged to be safer and less volatile than equity securities. We also believe that there is currently insufficient information readily available to individual investors for them to be able to make educated investment decisions relating to investments in fixed income securities. Educational and analytical tools offered by online trading firms such as Bonds.com can provide individual investors with this information.

Strategy

We intend to capitalize on the growth in fixed income securities trading by providing brokers, dealers and investors with a trading platform which, we believe, will transform a trading market that historically has been conducted in a decentralized and inefficient manner into a more centralized and efficient market where purchasers and sellers can utilize the advanced technology of our BondStation electronic trading platform. Our long-term growth strategy includes expanding the types of securities which can be traded on BondStation, as well as increasing the number of institutional investors, individual investors and other broker-dealers that utilize BondStation for the trading of fixed income securities.

Products and Services

Overview - BondStation

Our main product/service offering, which we launched on a commercial basis, in December 2007, is BondStation, our electronic trading platform. BondStation is a comprehensive and technologically advanced, yet easy-to-use trading platform. We have developed BondStation so that it can be used by inexperienced and experienced investors alike. BondStation is accessed by web browser only. The electronic trading platform technology employs an Application Service Provider (ASP) model whereby a browser connects to BondStation via the Internet. There is no need to load applications locally on a user’s computer or reconfigure network firewalls or other security software. BondStation provides auto-execution capabilities to the public marketplace via a secure industry standard password connection to the internet. We believe that our ASP model reduces barriers to entry which may be encountered in technology platforms which require the user to download software to his computer.

Investors who have limited experience investing and trading in fixed income securities can utilize our educational and research materials, as well as our comprehensive customer support services all via an intuitive and customer-friendly interface on our website. The educational component of the services we provide is centrally located at www.BondClass.com, which a user is easily able to access from click-through links on our Bonds.com website and while logged into BondStation.com.

Investors who have more experience investing and trading in fixed income securities can utilize certain Advanced Trading Features provided on our BondStation trading platform and quickly access the trading elements of BondStation with a minimal amount of effort. Advanced Trading Features that we believe are of great benefit to our more experienced clients, include streaming quotes and advanced order services. We also expect to be able to provide our clients with charting services beginning in the first quarter of 2008. Our clients also are offered free use of bond calculators which permit them to compare securities before purchasing. Additionally, we offer certain portfolio creation tools which can be used by our clients to analyze cash flows and build bond portfolios.

In our development of BondStation, we have placed a strong and consistent emphasis on developing and building cost-effective, stable back-up systems. We maintain two data production centers. Each is capable of serving our website independently in the event of service interruptions at one of the data centers. We have provided for this back-up in order to minimize the likelihood of outages in order to better serve our clients. We replicate and synchronize our primary databases, ensuring a current and, we believe, secure copy of all customer data at each center. Our technology includes encryption and protective features to maintain investor confidence and protect our customers’ assets and information. Additionally, our servers distribute user volume evenly, which prevents the failure of a single server or components from having a significant impact on our clients and allows for the easy addition of servers, resulting in the ability to quickly and cost-efficiently grow our platform to meet the technology needs of a growing customer base.

We expect to continue to enhance bond evaluation tools to provide a unique variety of analytical criteria, empowering our customers to make more informed investment decisions. Our plan is to create products that will incorporate our existing tools into a more user friendly interface which will allow our clients to more efficiently make their investment decisions.

Straight-Through Processing

BondStation utilizes straight-through processing which is the use of technology to automate the trade process from end-to-end — trade execution, confirmation and settlement — without the need for manual intervention. There are two elements of straight-through processing: internal straight-through processing and external straight-through processing. Internal straight-through processing relates to the trade and settlement processes. For example, in the case of an institutional investor, this includes the placement of orders directly through the BondStation platform and our ability to process a trade from execution to settlement without the need for multiple order entry and little or no human intervention at the point of trade, confirmation, clearing or settlement.

We believe that automation by way of straight-through processing improves the efficiency and accuracy of the trade cycle. We provide institutional investors with a range of tools that facilitate straight-through processing, including easy-to-use online allocation tools and pre- and post-trade messaging features that enable institutional investors to communicate electronically between trading systems, thereby integrating the order, portfolio management and accounting systems of our institutional investor clients in real time. On a more limited basis, our individual investor clients can access easy-to-use online allocation tools to more easily and efficiently manage their investments. Our straight-through processing tools can be customized to meet specific needs of clients. We continue to build industry partnerships in an effort to add value for our clients.

Brokerage Services

Our subsidiary, Bonds.com, is a FINRA registered broker-dealer and also is registered as a broker-dealer in each state where it is required to be registered to conduct securities business and investment-related services. These registrations are required for us to provide our BondStation electronic trading platform to our clients. Additionally, we currently employ 9 registered representatives as Relationship Managers (“RMs”) who are responsible for, among other things, servicing our brokerage business. Our RMs, when requested, assist clients with trades executed on BondStation and also can execute trades for clients by more traditional methods if, for any reason, a client is unable to execute a trade on BondStation or such client otherwise elects to have the RM execute the trade. Our RMs also provide our clients with other services that are normally provided in traditional broker/client relationships. Our RMs develop business by soliciting their own client relationships and we assign each client to an RM, where there is no pre-existing relationship. Each RM is compensated based on the difference (“spread”) between the price at which we purchase fixed income securities and the price at which we sell those securities to the clients serviced by such RM. We generally do not pay our RMs compensation greater than 30% of this spread. The percentage of the spread payable to our RMs is subject to change based on standard industry rates and other economic and regulatory factors.

Investment Advisory Services

Our subsidiary, Wealth Management, provides us with the ability to provide investment advisory services to clients and to open and maintain asset management accounts for these clients. Wealth Management has applied to become a registered investment advisor in the state of Florida and expects to obtain this registration in or before _May 2008. We intend to register in additional states in which we do business in the future. At such time as our assets under management equal or exceed $25 million we will register with the SEC as required. As of March 27, 2008, Wealth Management had no assets under management. We expect begin acquiring assets during the second quarter of 2008.

While we do not expect that our investment advisory business will represent more than 5% of the overall services we provide, we believe that our ability to provide these services and manage investors’ asset management accounts will provide us with greater opportunities to develop fixed income trading business. We believe that this additional business can be derived through our ability to market our fixed income brokerage services and BondStation to investors who would not otherwise consider trading fixed income securities on an electronic trading platform. Additionally, by being a registered investment advisor we are permitted to share fees with other registered investment advisors and certain other persons that refer business to us. We believe that our ability to share these fees will increase the amount of referral business available to us, which in turn will provide us with greater opportunities to develop our fixed income trading business on BondStation.

News and other Content Services

When clients are logged into BondStation they are able to link to our other websites, including BondClass.com, where we currently provide them with the following news, financial and other content services to assist them in their investment decisions, as well as provide them with general market information:

•      Briefing.com; and
•     Econoday.

We believe that the information and content provided to our clients is thorough, up to date and materially relevant to them. We expect to continue to search for additional information and data providers and resources as they become available to us on commercially reasonable terms.

Service and Support

Our goal is to provide a high level of support for all of our clients. Our client-friendly websites contain a self-help library of user guides and client e-mail portals. For clients requiring more personalized attention, customer service is available via live individual web chat, e-mail and telephone. We expect to respond to over 50% of client inquiries via the Internet, facilitating individualized service in a timely and cost-effective manner. Client e-mail inquiries are routed by managers to the appropriate business area for timely and accurate response. Communications with clients are continually reviewed and critiqued for quality assurance.

We will continually update our technology to maximize the client’s experience. Client questions will be tracked and, if repeated, analyzed to determine how best to clarify the point or answer the inquiry during the client’s online experience. This analysis will be used to improve and enhance our websites.

Sources of Revenue

Trading of Fixed Income Securities

During the fourth quarter of 2007 our trading platform became operational. We have generated little revenue from the trading of fixed income securities, to date, but we expect revenue to increase gradually throughout the remainder of 2008. We believe that our business plan will allow us to continually increase our revenue levels until we become profitable, which we anticipate occurring in January of 2009. Unlike other fixed income trading platforms, we do not currently, and do not intend, in the future, to charge fees to contributing dealers for access to BondStation and the liquidity provided by our client base. We also do not currently, and do not intend, in the future, to charge monthly subscription fees, ticket fees, access fees or set-up charges to any of our investor clients. Instead, we expect to generate a significant portion of our revenues from mark-ups on secondary market securities and sales concessions on primary issues relating to trading of fixed income securities executed on our BondStation electronic trading platform. Mark-ups on new issues of corporate bonds, U.S. agency bonds and CDs will generally be at fixed rates determined by either selling group agreements between the underwriters of the securities and the broker-dealers selling the securities or the issuers of the securities. Mark-ups on all other securities, including those traded in the secondary market, will be based on various terms of such securities, including (1) maturity date; (2) asset class; (3) other financial terms of the securities; and (4) then current market conditions. We believe that our fee structure differentiates our business model from other electronic trading platforms and will result in our achieving greater profitability for each trade executed, although there is no assurance that our clients will fully accept our pricing method or that it will result in greater profitability than other pricing methods employed by our competitors.

Trading of Equity Securities

Although our business plan focuses primarily on revenues generated from the trading of fixed income securities, we believe that we will generate some income from the trading of equity securities in the future. We do not, however, currently intend to generate any significant revenue from the trading equity securities. Trading of equity securities and other equity related products on our BondStation electronic trading platform will be provided primarily as a service for our individual investor clients. To the extent we generate any revenue from equity trading, such revenue is likely to be insignificant and derived from charging for certain services such as provision of duplicate statements, inactivity fees, and margin loan charges and other non-transactional type fees.  We will execute and clear all equity transactions through Pershing, LLC (“Pershing”). In order to be competitive on equity and equity related transactions, we do not intend to mark-up the trade execution costs charged by Pershing to our clients.

CD Station

To date, we have not generated any revenue from the trading of Certificates of Deposit (“CDs”). We are in the final testing stages of our CD sales platform, CD Station. Previously known as CD Exchange, the platform supports our brokered CD trading business by: (1) providing our bank clients with an efficient market to offer and sell brokered CDs and (2) providing our investor clients an efficient market to buy and sell brokered CDs. We believe that CD Station will provide our bank clients the ability to view the rates posted by their competitors and offer rates, maturities, and issue size according to their funding needs. Additionally, our investor clients will have: (1) access to a large selection of both new issue and secondary brokered CD offerings; (2) the opportunity to purchase both new issue and secondary brokered CD offerings at competitive prices; and (3) the ability to liquidate marketable brokered CDs held in their investment portfolios.  We expect to generate revenue on new issue CDs by purchasing them from issuing banks at a discount and then selling such CDs to our clients at face value. With respect to secondary brokered CDs we expect to mark-up the ask price of the offering holder and profit from the spread on the sale of such brokered CDs. These mark-ups will be determined in the same manner as the mark-ups for other fixed income securities traded in the secondary market, as described above.

Investment Advisory Services

To date, we have not generated any revenue from investment advisory services. Our business plan contemplates our charging a fee for each account we manage ranging from .3% to 2% of the assets under management in each account. However, our business plan also contemplates the exclusion of any assets allocated to the trading of fixed income securities in determining the amount of assets under management, since we will generate revenue on those amounts through our fixed income trading business. The fees that we charge with respect to an account will depend on the costs we incur and the amount of fees that we are required to share, if any, with other investment advisors or fund managers, as well as other factors which we may determine on an account-specific basis.

Private Labeling of BondStation.

In order to increase and expand the business we generate through our BondStation electronic trading platform, our sales force will seek to develop relationships with smaller broker-dealers, registered investment advisors, clearing firms and insurance companies (“Private Label Partners”). These relationships may take several different forms depending on the specific needs of each Private Label Partner, but are expected to either: (1) involve the customization of BondStation for the use of Private Label Partners and their customers and/or (2) provide the sales team of such Private Label Partner with access to BondStation for the purpose of sourcing buy and sell orders for its customers. We anticipate that such customization will primarily involve the following elements: (1) co-branding the user interface of BondStation so that the Private Label Partner’s trademarks and other identifying information are presented to the end user, (2) customizing the types of securities offered on BondStation for the applicable Private Label Partner, and/or (3) providing a mechanism, or a “pricing grid”, which enables a Private Label Partner to easily and efficiently build in its own mark-ups and commissions across various asset classes and offerings based on its own pricing strategies. We are currently testing the systems to implement the platform for Private Label Partners and anticipate that it will be operational during the early part of the second quarter of 2008. We anticipate generating generally the same markups and/or concessions from transactions executed over our private label versions of our platform as those executed directly over BondStation. However, in certain instances we may discount our mark-ups and/or concessions to select Private Label Partners. We have not yet identified any specific policy for providing discounts or concessions to our Private Label Partners. In addition, in certain instances where particular fixed income securities (such as new issue securities, brokered CDs, corporate retail notes and new issuance agency securities) are required to be sold at a fixed price, we may have to share some of our concessions and mark-ups with our Private Label Partners.

Sales and Marketing

General

During the first quarter of 2008, we commenced our advertising and marketing program. We believe that we can begin to grow and increase our market share by advertising through online avenues, television, print, direct mail and our websites. From time to time, we will adjust our advertising to target specific groups of investors or to reduce our advertising in response to market conditions. We also expect to use channel partnerships, such as relationships with securities exchanges, fixed income educators, investment publishers, software vendors, and financial portals, to deliver our concept to new clients. Additionally, we expect to actively participate in industry events, trade conferences, and investor forums, each of which should increase our visibility and presence. Initial traffic to our website has been driven primarily by the generic root name (Bonds.com).Since commencing our limited marketing and advertising program in February 2008 we have experienced an increase in the traffic to our website and in new client accounts.

Streaming Video

To further promote our business, we created Bonds.com TV, a streaming video presentation. Bonds.com TV includes a complete video based educational series incorporating content provided on our BondClass.com website as well as a general primer on economic indicators. On a daily basis we intend to produce and distribute segments that provide detailed updates on new issue underwriting in municipal bonds, agency bonds, corporate bonds, mortgages and other fixed-income securities. We expect to deliver Bonds.com TV to registered users via e-mail and it also will be archived on the Bonds.com and BondClass.com websites.

Sales Staff

The nine RMs that we currently employ function as marketers and account managers to assist us in acquiring and retaining clients. We expect to add an additional 10 members to our sales staff in the near future. Our goal is to expand our staff to approximately 20 professionals by December 2008.

Strategic Partners

Decision Software, Inc.

Decision Software, Inc. (“DSI”) licenses to us certain software and intellectual property that has been incorporated into our BondStation platform. This software provides many of the core order entry and analytical pricing engine features of our platform. With respect to order entry functions, DSI’s BondOne software enables users of BondStation to search for and display current securities being offered for sale, as well as, create and analyze their own specific portfolios. For the use of BondOne, we pay DSI a fixed price for each executed trade, up to fixed monthly and annual caps. With respect to the analytical pricing engine functions, DSI’s Decision Software Trading System (“DSTS”) provides BondStation with the necessary functionality to execute trades and interact electronically with the brokerage firm that clears our securities trades for us and the various liquidity providers and other broker-dealers offering securities for sale on BondStation . In addition to a one time up front license fee already paid to DSI for the use of DSTS, we pay DSI a monthly maintenance and service fee. Also, as part of our relationship with DSI, we receive regular updates, enhancements, bug fixes and patches to the software.

Valubond Securities, Inc.

In order to provide our clients with a comprehensive selection of fixed income products on the date we began trading on BondStation, we entered into an agreement with Valubond Securities, Inc. As a result of this relationship, we have access to over 25,000 fixed income securities from approximately 150 broker-dealers. Valubond is an Electronic Communication Network (ECN), which performs the function of aggregating fixed income securities from major broker-dealers for purposes of display on BondStation, including all relevant product information. Having access to Valubond’s securities offerings supplements the offerings listed for sale on BondStation by our clients, creating a much larger selection of fixed income offerings for our clients. We pay Valubond a nominal monthly fee to provide this information to us.

Pershing, LLC

We have entered into a clearing and custody agreement with Pershing, LLC (“Pershing”), a major back office clearing and custody firm and subsidiary of The Bank of New York, to provide trade clearing and customer relationship management ("CRM") software for our clients. Through our relationship with Pershing, we access sophisticated and proprietary technology that automates traditionally labor-intensive securities transactions. Pershing will be responsible for all margin calls and related activity with respect to equity security trading operations.

Pershing provides execution, clearing and business enhancement services for broker-dealers nationwide and abroad. Their correspondents include several financial service providers. Pershing provides our clients with real-time Internet access to their accounts and portfolios. Pershing’s account services, securities clearance, and custody functions provide:

•	Anti-Money Laundering and Office of Foreign Asset Control checks upon account application;

•	Credit history checks for retail accounts;

•	Pre-validation: trade is authorized before execution;

•	Back-validation: trade is true to original message;

•	Agreement: confirmed with both counterparties;

•	Settlement: delivery and payment of security;

•	Finance: cash management and accounting;

•	Reporting: regulatory and customer confirmations; and

•	Messaging: accurate system status controls.

BT Radianz

Platform hosting and security for our BondStation electronic trading platform and primary and redundant connectivity to liquidity providers is handled by BT Radianz. We pay BT Radianz between $30,000 and $50,000 per month for these services. BT Radianz is a provider of hosting solutions to the financial services industry. The financial services industry relies on companies that provide hosting services for required quality of service, security, reliability and market knowledge in delivering these services.

The BT Radianz infrastructure provides the following security:

• The BT Radianz shared market infrastructure connects only members of the global finance community and its service providers;

• BT Radianz members must sign and adhere to an Acceptable Use Policy that governs their conduct and empowers BT Radianz to act against offending members;

• BT Radianz maintains a centralized incident management capability for detecting, containing, and recovering from security incidents;

• BT Radianz has a dedicated security infrastructure team tasked with the operation, configuration, management, and monitoring of RadianzNet security; and

• BT Radianz utilizes technologies to monitor the network for security violations on a constant basis.

Competition

The market for online trading services in fixed income securities and equities is rapidly evolving and highly competitive. Our direct competitors in the online marketplace include larger broker-dealers and smaller “niche-market” online dealers. We also expect to encounter competition from full commission brokerage firms as well as mutual fund sponsors, including banks, other organizations that provide online brokerage services, and private label fixed income trading platforms. Our competitive success will depend to a large degree on the overall customer experience that we are able to deliver. Although competition may increase if larger online brokers become more aggressive in marketing, we believe we will maintain a competitive advantage due to our branding, our heavy focus on fixed income trading, the strength and flexibility of our platform and our revenue generation model. We believe that we will be able to offer highly competitive pricing for all securities traded and we expect to differentiate ourselves with our pricing model, which does not charge for the services and tools that we provide. In addition, we do not expect to charge per trade ticket fees, minimum monthly fees, non-activity or minimum volume charges, or telephone trading charges.

Competition in the online marketplace has also intensified due to the following factors:

•
There has been over the past several years and continues to be consolidation of three types of services that traditionally were offered separately: online trading services; real-time market data services; and trading analysis software products and services. Our electronic trading platform embraces this consolidation by offering all three of these services in a fully-integrated, seamless manner.

•
Consolidation is occurring in the four major online execution markets for active traders - equities, equity options, futures and forex - meaning that, contrary to specializing in offering services for only one of those market instruments, more and more firms are offering or plan to offer their customers three or four of those services. By focusing mainly on providing online trading services for fixed income securities, we hope to become the market leader in this underserved, and potentially highly significant category, but there can be no assurance that our competitors will not add fixed income securities to their trading platforms which would directly compete with our business. Additionally, we will also offer trading in equity securities and eventually extend our platform to the remaining categories, in order to provide a complete solution for our clients.

•
As a result of price pressure, unused infrastructure capacity at the largest online brokerage firms, and the desire of the larger firms to acquire sophisticated electronic trading technologies, there have been numerous acquisitions in the online financial trading sector, mostly by larger firms that are seeking to increase their ability to compete on both quality and price.

We believe our ability to compete will depend upon many factors both within and outside our control. These factors include: price pressure; the timing and market acceptance of new products and services and enhancements developed by us and our competitors; our ability to design and support efficient, materially error-free Internet-based systems; economic and market conditions, such as recession and volatility; the size of the active investor market today and in the future; the extent to which institutional investors are willing to use electronic trading platforms offered by firms that have traditionally served mostly individual customers; product and service functionality; data availability and cost; clearing costs; ease of use; reliability; customer service and support; and sales and marketing decisions and efforts. We also believe that competitive pressures among the large dealers will inhibit the development of an inventory aggregation model, such as BondStation , for common use by these large dealers. We believe that larger dealers are normally unwilling to cooperate and share offerings and market making for fixed income securities.

We currently face direct competition from only a limited number of companies that focus primarily on online trading of fixed income securities, including MarketAxess Holdings Inc. and TD Ameritrade Inc., both of which are publicly-traded companies and The Municenter LLC, Bond Desk Group LLC and TradeWeb, LLC, all privately-held companies. Additionally, there are several other publicly-traded and privately-held companies, which provide online trading platforms, including providers of direct-access order execution services. Many of our existing and potential competitors, which include large, online discount and traditional national brokerages and futures commission merchants, and financial institutions that are focusing more closely on online services, including electronic trading services for active traders, have longer operating histories, significantly greater financial, technical and marketing resources, greater name recognition and a larger installed customer base than do we. Further, there is the risk that larger financial institutions which offer online brokerage services as only one of many financial services may decide to use extremely low commission pricing or free trades as a “loss leader” to acquire and accumulate customer accounts and assets to derive interest income and income from their other financial services. We do not offer other financial services, and have no plans to do so; therefore, such pricing techniques, should they become common in our industry, could have a material, adverse effect on our results of operations, financial condition and business model.

Generally, competitors may be able to respond more quickly to new or emerging technologies or changes in customer requirements or to devote greater resources to the development, promotion and sale of their products and services. There can be no assurance that our existing or potential competitors will not develop products and services comparable or superior to those developed and offered by us or adapt more quickly to new technologies, evolving industry trends or changing customer requirements, or that we will be able to timely and adequately complete the implementation, and appropriately maintain and enhance the operation, of our business model. Recently, some of our larger competitors have been adding or emphasizing rule-based or strategy trading products and features to the active trader market, including comparison advertisements with our active trader offering. Although we believe it is less likely to occur in the fixed income trading market due to its more fragmented nature, increased competition could result in price reductions, reduced margins, failure to obtain any significant market share, or loss of market share, any of which could materially adversely affect our business, financial condition and results of operations. There can be no assurance that we will be able to compete successfully against current or future competitors, or that competitive pressures faced by us will not have a material adverse effect on our business, financial condition and results of operations.

Technology

The BondStation electronic trading platform was developed using technology licensed from Decision Software, Inc. (“DSI”). DSI has granted us a perpetual license to use the core technology for BondStation and also has granted us the option to purchase a non-transferable and non-exclusive source code license for the applicable software. By obtaining the source code we would have the ability to develop additional proprietary technology and functionality relating to our electronic trading platform. For more information on our relationship with DSI, please see Business - Strategic Partners elsewhere in this Form 10-K.

Additionally, in the future, in order to expand on our existing technology developed by DSI, we expect to expend significant resources to develop our own proprietary trading applications and user-friendly interfaces.

Intellectual Property

General

Our intellectual property is critical to our success and ability to compete, and if we fail to protect our intellectual property rights adequately, our competitors might gain access to our technology. We will rely primarily on a combination of patent, copyright, trademark and trade secret laws in the United States and other jurisdictions, as well as license agreements, third-party non-disclosure and other agreements and other contractual provisions and technical measures to protect our intellectual property rights. We attempt to negotiate beneficial intellectual property ownership provisions in our contracts and also require employees, consultants, advisors and collaborators to enter into confidentiality agreements in order to protect the confidentiality of our proprietary information.

Patents

We have retained special patent counsel to explore the possibility of filing one or more patent applications covering aspects of our technology and/or business, including certain business process patents relating to our trading platform, but can make no assurances that any such patents will be applied for, and if so applied for will ever be issued or, if issued, will protect our business and processes from competition.

Domain Name

We became the registered holder of the domain name “Bonds.com” in September 2007, upon assignment to us by two members of management. Our current business plan is based, in part, on realizing the value of our domain name. We believe that the “Bonds.com” domain name allows us to market our business without incurring significant expenditures by directing potential clients directly to our website. Under current domain name registration practices, no one else can obtain an identical domain name, but someone might obtain a similar name, or the identical name with a different suffix (e.g. .org) or with a country designation. While we may consider seeking trademark registration of our “Bonds.com” domain name, the Trademark Trial and Appeal Board of the United States Patent and Trademark Office (USPTO) in the matter In re CyberFinancial.Net, Inc. in August 2002, held that bonds.com is generic and not registrable as a trademark. As a result, it is likely that we would not be able to obtain a trademark registration with the USPTO to protect our domain name under U.S. trademark laws.

Trademarks

Although we have not yet obtained registration for any of our trademarks we have retained special trademark counsel to explore the possibility of filing several trademark applications with the U.S. Patent and Trademark Office to protect our rights to the use of the trademarks we currently use in connection with our business. In February 2008 we filed applications with the USPTO for registration of our trademarks “BondStation,” “CPStation,” “MuniStation,” “CDStation” and “BondClass.” The period of time for an application to mature to a registration can be a year or more and there is no assurance that any of these trademarks will ever be registered. In the future, we may also attempt to register additional trademarks based on our assessment of the importance of any such trademarks in our business and need to protect our exclusive right to use such trademarks.

Regulation

The securities industry is subject to extensive regulation under federal and state law. In general, broker-dealers are required to register with the SEC and to be members of FINRA or the NYSE. Our broker-dealer and investment advisor subsidiaries are subject to certain regulations promulgated under the Securities Exchange Act of 1934, as amended and the Investment Advisers Act of 1940, respectively. These regulations establish, among other things, minimum net capital requirements for our broker-dealer subsidiary. We are also subject to regulation under various state laws in all 50 states and the District of Columbia, including registration requirements.

Bonds.com, Inc. is a broker-dealer registered with the Financial Industry Regulatory Authority (“FINRA”), formerly the NASD, the United States Securities and Exchange Commission (“SEC”), and all states that require registration. It is also a member of the Municipal Securities Rulemaking Board (“MSRB”) and the Securities Investor Protection Corporation (SIPC). As a member firm of FINRA, Bonds.com is subject to all rules and regulations of FINRA, MSRB, SEC, and all states where it is registered. All sales representatives are, likewise, registered with FINRA and the states that require registration. All transactions in corporate bonds and municipal bonds are reportable to FINRA and MSRB, respectively. Bonds.com is currently required to file monthly FOCUS Reports with FINRA and is subject to minimum net capital requirements on a continuous basis.

Wealth Management has applied for registration as an investment advisor in the state of Florida. Wealth Management will be subject to the regulatory oversight of applicable state securities departments as well as the SEC. Wealth Management’s sales practices and suitability of investments are also regulated.

Additionally, we use the Internet as the distribution channel to provide services to our clients. A number of regulatory agencies have recently adopted regulations regarding customer privacy and the use of customer information by service providers. Additional laws and regulations relating to the Internet may be adopted in the future, including regulations regarding the pricing, taxation, content and quality of products and services delivered over the Internet. Complying with these laws and regulations is expensive and time consuming and could limit our ability to use the Internet as a distribution channel.

Employees

As of March 27, 2008, we had 22 full-time employees. Of these, five are executives with day-to-day management responsibilities, three are administrative, nine provide sales and brokerage services and are registered representatives, two are traders, and three provide technology services. None of our employees are represented by a labor union. We consider our relationships with our employees to be good and have not experienced any interruptions of operations due to employee disagreements.

ITEM 1.A.  RISK FACTORS

Risks Related to Our Business

We face substantial competition that could reduce our market share and harm our financial performance.

The fixed-income securities industry generally, and the electronic financial services markets in which we operate in particular, are highly competitive, and we expect competition to intensify in the future. We will continue to compete with bond trading conducted directly between broker-dealers and their institutional and individual investor clients over the telephone, e-mail or electronically. In addition, our current and prospective competitors are numerous and include:

•	Traditional regional or primary dealer bond sales services;

•	other multi-dealer trading companies;

•	market data and information vendors;

•	securities and futures exchanges;

•	inter-dealer brokerage firms;

•	electronic communications networks;

•	technology, software, information and media or other companies that have existing commercial relationships with broker-dealers or institutional and individual customers and investors; and

•	other electronic marketplaces that are not currently in the securities business.

Many of our current and potential competitors are more established and substantially larger than we are, and have substantially greater market presence, as well as greater financial, engineering, technical, marketing and other resources. These competitors may aggressively augment their business and pricing model to enter into market segments in which we have a position today, potentially subsidizing any losses with profits from trading in other fixed-income or equity securities. In addition, many of our competitors offer a wider range of services, have broader name recognition and have larger customer bases than we do. Some of them may be able to respond more quickly to new or evolving opportunities, technologies and customer requirements than we can and may be able to undertake more extensive promotional activities.

Any combination of our competitors may enter into joint ventures or consortia to provide services similar to those provided by us. Current and new competitors can launch new platforms at a relatively low cost. Others may acquire the capabilities necessary to compete with us through acquisitions. We expect that we will potentially compete with a variety of companies with respect to each product or service we offer. If we are not able to compete successfully in the future, our business, financial condition and results of operations would be adversely affected.

We have experienced losses and may incur losses in the future.

We are an early stage company with a limited operating history. As of December 31, 2007, we had an accumulated deficit of approximately $5,933,691 and we expect to continue to incur operating losses, in the aggregate and on a per share basis, through December 2008. Based on our current business plan, we anticipate that we will begin to be profitable in or around January 2009; provided, however, that we cannot predict whether we will be able to sustain profitability and we may incur losses in future periods. If we are not able to sustain profitability, our stock price may decline. Our independent auditors have expressed substantial doubt as to our ability to continue as a going concern. See Management’s Discussion and Analysis of Financial Condition - Going Concern elsewhere in this Form 10-K.

Neither the sustainability of our current level of business nor our historical growth can be assured. Even if we do experience growth, we cannot assure you that we will grow profitably.

The use of our electronic trading platform is relatively new. The success of our business strategy depends, in part, on our ability to maintain and expand the network of broker-dealer and liquidity providers as well as institutional and individual investor clients that use our electronic trading platform. Our business strategy also depends on increasing the use of our platform by these clients. Individuals at broker-dealers or institutional investors may have conflicting interests, which may discourage their use of our platform.

Our growth is also dependent on our ability to diversify our revenue base into different customer segments and different investment asset classes. Our long-term business strategy is dependent on expanding our service offerings and increasing our revenues from other fixed-income products and other sources. We cannot assure you that our efforts will be successful or result in increased revenues or profitability.

Our plans to pursue other opportunities for revenue growth are at an early stage, and we cannot assure you that our plans will be successful or that we will actually proceed with them as described.

Because we have a limited operating history, it is difficult to evaluate our business and prospects.

Holdings was formed in October 2005 as Bonds Financial, Inc. and beta-trading on our electronic trading platform began in April 2007, with the commercial launch of the platform in December 2007. As a result, we have only a limited operating history from which you can evaluate our business and our prospects. We expect to encounter risks and difficulties frequently experienced by early-stage companies in rapidly evolving industries, such as the electronic financial services industry. These risks and difficulties that are specific to our business or the electronic financial services industry are described throughout the Risk Factors in this Form 10-K.

If we are unsuccessful in addressing these risks or in executing our business strategy, our business, financial condition and results of operations may suffer.

Decreases in trading volumes in the fixed-income markets generally or on our platform could harm our business and profitability.

We may experience decreases in overall trading volume in certain periods, and may experience decreases in trading volume in the future. Declines in the overall volume of fixed-income securities trading and in market liquidity generally, as well as declines in interest rate volatility, result in lower revenues from trading mark-ups for trades executed on our electronic trading platform.

Likewise, decreases in volume in the segments of the fixed-income trading markets in which we operate, or shifts in trading volume to segments of clients which we have not penetrated, could result in lower trading volume on our platform and, consequently, lower income from mark ups and mark-downs. During periods of increased volatility in credit markets, the use of electronic trading platforms by market participants may decrease dramatically as institutional and individual investors may seek to obtain additional information during the trade process through conversations with broker-dealers. In addition, during rapidly moving markets, broker-dealers and liquidity providers may be less likely to post prices electronically.

A decline in trading volumes on our platform for any reason may have a material adverse effect on our business, financial condition and results of operations.

Our BondStation fee plan is different than those used by other fixed income electronic trading platforms and its impact has not yet been fully evaluated.

Our BondStation fee plan, which charges clients a nominal markup on each transaction rather than a monthly subscription fee or transaction fee, is different than the fee plans currently utilized by other alternative trading systems. Since our BondStation revenue plan is new, we have not yet had the ability to evaluate its economic viability. In addition, we, from time to time, may introduce new mark-up plans or commission-based plans, which may include different fee structures than currently addressed in our business plan. We cannot assure you that our BondStation fee plan will be fully accepted by our broker-dealer, institutional and/or individual clients or that these clients will accept any new fee plans adopted by us in the future. We also cannot assure that any new fee plans we may adopt in the future will result in an increase in the volume of transactions effected on our platform or that our revenues will increase as a result of the implementation of any such plans. Furthermore, resistance to our BondStation fee plan and/or any new fee plans by more than a nominal portion of our clients could have a material adverse effect on our business, financial condition and results of operations.

We are exposed to risks resulting from non-performance by counterparties to transactions executed between our broker-dealer clients in which we act as an intermediary in matching back-to-back trades.

In December 2007, we began executing transactions between our broker-dealer clients and liquidity providers through our subsidiary, Bonds.com, Inc. We act as an intermediary in these transactions by serving as a trading counterparty to both the buyer and the seller in matching back-to-back trades, which are then settled through another brokerage firm that provides services to us in respect of clearing these trades. Settlement typically occurs within one to three trading days after the trade date. Cash settlement of the transaction occurs upon receipt or delivery of the underlying instrument that was traded.

We are exposed to credit risk in our role as a trading counterparty to liquidity providers and institutional and individual clients executing trades. We are exposed to the risk that third parties that owe us money, securities or other assets will not perform their obligations. These parties may default on their obligations to us due to bankruptcy, lack of liquidity, operational failure or other reasons. Adverse movements in the prices of securities that are the subject of these transactions can increase our risk. Where the unmatched position or failure to deliver is prolonged there may also be regulatory capital charges required to be taken by us. The policies and procedures we use to manage this credit risk are new and untested. There can be no assurance that these policies and procedures will effectively mitigate our exposure to credit risk.

If we experience significant fluctuations in our operating results or fail to meet revenues and earnings expectations, our stock price may fall rapidly and without advance notice.

Due to our limited operating history, our evolving business model and the unpredictability of our industry, we may experience significant fluctuations in our operating results. We base our current and future expense levels and our investment plans on estimates of future revenues and future rate of growth. Our expenses and investments are, to a large extent, fixed and we expect that these expenses will increase in the future. We may not be able to adjust our spending quickly enough if our revenues fall short of our expectations.

Our revenues and operating results may also fluctuate due to other factors, including:

•	our ability to retain or attract new broker-dealers, liquidity providers and institutional and individual investor clients and attract new broker-dealers and institutional investor clients;

•	our ability to drive an increase in use of our electronic trading platform by new and existing broker-dealer and institutional investor clients;

•	changes in our pricing policies;

•	the introduction of new features on our electronic trading platform;

•	the effectiveness of our sales force;

•	new product and service introductions by our competitors;

•	fluctuations in overall market trading volume;

•	technical difficulties or interruptions in our service;

•	general economic conditions in our geographic markets;

•	additional investment in our personnel, services or operations; and

•	regulatory compliance costs.

As a result, our operating results may fluctuate significantly on a quarterly basis, which could result in decreases in our stock price.

We may not be able to introduce enhanced versions of our electronic trading platform, new services and/or service enhancements in a timely or acceptable manner, which could harm our competitive position.

Our business environment is characterized by rapid technological change, changing and increasingly sophisticated client demands and evolving industry standards. Our future will depend on our ability to develop and introduce new features to, and new versions of, our electronic trading platform. The success of new features and versions depends on several factors, including the timely completion, introduction and market acceptance of the feature or version. In addition, the market for our electronic trading platform may be limited if prospective clients require customized features or functions that we are unable or unwilling to provide. If we are unable to anticipate and respond to the demand for new services, products and technologies and develop new features and enhanced versions of our electronic trading platform that achieve widespread levels of market acceptance on a timely and cost-effective basis, it could have a material adverse effect on our business, financial condition and results of operations.

As we enter new markets, we may not be able to successfully attract clients and adapt our technology and marketing strategy for use in those markets.

Although not currently contemplated in our business plan, we may, in the future, develop a strategy that includes leveraging our electronic trading platform to enter new markets. We cannot assure you that we would be able to successfully adapt our proprietary software and technology for use in other markets. Even if we were able to adapt our software and technology, we cannot assure you that we would be able to attract clients and compete successfully in any such new markets. We cannot assure you that our marketing efforts or our pursuit of any of these opportunities would be successful. If these efforts were not successful, we could realize less than expected earnings, which in turn could result in a decrease in the market value of our common stock. Furthermore, these efforts could divert management attention or inefficiently utilize our resources.

Rapid technological changes may render our technology obsolete or decrease the attractiveness of our products and services to our broker-dealer and institutional and individual investor clients.

We must continue to enhance and improve our electronic trading platform. The electronic financial services industry is characterized by increasingly complex systems and infrastructures and new business models. If new industry standards and practices emerge, our existing technology, systems and electronic trading platform may become obsolete or our existing business may be harmed. Our future success will depend on our ability to:

•	enhance our existing products and services;

•
develop and/or license new products and technologies that address the increasingly sophisticated and varied needs of our broker-dealer, liquidity provider and institutional and individual investor clients and prospective clients; and

•	respond to technological advances and emerging industry standards and practices on a cost-effective and timely basis.

Developing our electronic trading platform and other technology entails significant technical and business risks. We may use new technologies ineffectively or we may fail to adapt our electronic trading platform, information databases and network infrastructure to broker-dealer, liquidity provider or institutional and individual investor client requirements or emerging industry standards. For example, our electronic trading platform functionality that allows searches and inquiries on bond pricing and availability is a critical part of our service, and it may become out-of-date or insufficient from our broker-dealer clients, liquidity providers’ or institutional and individual investor clients’ perspective and in relation to the inquiry functionality of our competitors’ systems. If we face material delays in introducing new services, products and enhancements, our broker-dealer, liquidity provider and institutional and individual investor clients may forego the use of our products and use those of our competitors.

Further, the adoption of new Internet, networking or telecommunications technologies may require us to devote substantial resources to modify and adapt our services. We cannot assure you that we will be able to successfully implement new technologies or adapt our proprietary or licensed technology and transaction-processing systems to client requirements or emerging industry standards. We cannot assure you that we will be able to respond in a timely manner to changing market conditions or client requirements.

We depend on third-party suppliers for key products and services.

We rely on a number of third parties to supply elements of our trading, information and other systems, as well as computers and other equipment, and related support and maintenance. We cannot assure you that any of these providers will be able to continue to provide these services in an efficient, cost-effective manner, if at all, or that they will be able to adequately expand their services to meet our needs. If we are unable to make alternative arrangements for the supply of critical products or services in the event of a malfunction of a product or an interruption in or the cessation of service by an existing service provider, our business, financial condition and results of operations could be materially adversely affected.

In particular, we depend on two third-party vendors for our bond reference database. Disruptions in the services provided by those third parties to us, including as a result of their inability or unwillingness to continue to license products that are critical to the success of our business at favorable terms or at all, could have a material adverse effect on our business, financial condition and results of operations.

We also rely, and expect in the future to continue to rely, on third parties for various computer and communications systems, such as telephone companies, online service providers, data processors, and software and hardware vendors. Other third parties provide, for instance, our data center, telecommunications access lines and significant computer systems and software licensing, support and maintenance services. Any interruption in these or other third-party services or deterioration in their performance could impair the quality of our service. Although we do not currently have any reason for concern, we cannot be certain of the financial viability of all of the third parties on which we rely.

We license software from third parties, much of which is integral to our electronic trading platform and our business. We also hire contractors to assist in the development, quality assurance testing and maintenance of our electronic trading platform and other systems. Continued access to these licensors and contractors on favorable contract terms or access to alternative software and information technology contractors is important to our operations. Adverse changes in any of these relationships could have a material adverse effect on our business, financial condition and results of operations.

We attempt to negotiate favorable pricing, service, confidentiality and intellectual property ownership or licensing and other terms in our contracts with our service providers. These contracts usually have multi-year terms. However, there is no guarantee that these contracts will not terminate and that we will be able to negotiate successor agreements or agreements with alternate service providers on competitive terms. Further, the existing agreements may bind us for a period of time to terms and technology that become obsolete as our industry and our competitors advance their own operations and contracts.

Our success depends on maintaining the integrity of our electronic trading platform, systems and infrastructure; our computer systems may suffer failures, capacity constraints and business interruptions that could increase our operating costs and cause us to lose clients.

In order to be successful, we must provide reliable, real-time access to our electronic trading platform for our broker-dealer, liquidity provider and institutional and individual investor clients. If our electronic trading platform is hampered by slow delivery times, unreliable service or insufficient capacity, our broker-dealer, liquidity provider and institutional and individual investor clients may decide to stop using our platform, which would have a material adverse effect on our business, financial condition and results of operations.

As our operations grow in both size and scope, we will need to improve and upgrade our electronic trading platform and infrastructure to accommodate potential increases in order message volume and trading volume, the trading practices of new and existing clients, regulatory changes and the development of new and enhanced trading platform features, functionalities and ancillary products and services. The expansion of our electronic trading platform and infrastructure has required, and will continue to require, substantial financial, operational and technical resources. These resources will typically need to be committed well in advance of any actual increase in trading volumes and order messages. We cannot assure you that our estimates of future trading volumes and order messages will be accurate or that our systems will always be able to accommodate actual trading volumes and order messages without failure or degradation of performance. Furthermore, we use new technologies to upgrade our established systems, and the development of these new technologies also entails technical, financial and business risks. We cannot assure you that we will successfully implement new technologies or adapt our existing electronic trading platform, technology and systems to the requirements of our broker-dealer, liquidity provider and institutional and individual investor clients or to emerging industry standards. The inability of our electronic trading platform to accommodate increasing trading volume and order messages would also constrain our ability to expand our business.

Our trading system could experience operational failures which would be extremely detrimental to our business.

We cannot assure you that we will not experience systems failures. Our electronic trading platform, computer and communication systems and other operations are vulnerable to damage, interruption or failure as a result of, among other things:

•	irregular or heavy use of our electronic trading platform during peak trading times or at times of unusual market volatility;

•	Disruptions of data flow to or from our system;

•	power or telecommunications failures, hardware failures or software errors;

•	human error;

•	computer viruses, acts of vandalism or sabotage (and resulting potential lapses in security), both internal and external;

•	natural disasters, fires, floods or other acts of God;

•	acts of war or terrorism or other armed hostility; and

•	loss of support services from third parties, including those to whom we outsource aspects of our computer infrastructure critical to our business.

In the event that any of our systems, or those of our third-party providers, fail or operate slowly, it may cause any one or more of the following to occur:

•	unanticipated disruptions in service to our clients;

•	slower response times or delays in our clients’ trade execution;

•	incomplete or inaccurate accounting, recording or processing of trades;

•	financial losses and liabilities to clients;

•	litigation or other claims against us, including formal complaints to industry regulatory organizations; and

•	regulatory inquiries, proceedings or sanctions.

Any system failure that causes an interruption in service or decreases the responsiveness of our service, including failures caused by client error or misuse of our systems, could damage our reputation, business and brand name and lead our broker-dealer, liquidity provider and institutional and individual investor clients to decrease or cease their use of our electronic trading platform.

In these circumstances, our back-up systems or disaster recovery plans may not be adequate. Similarly, although many of our contracts with our service providers require them to have disaster recovery plans, we cannot be certain that these will be adequate or implemented properly. In addition, our business interruption insurance may not adequately compensate us for losses that may occur.

We also cannot assure you that we have or our third party providers have sufficient personnel to properly respond to system problems. We internally support and maintain many of our computer systems and networks, including those underlying our electronic trading platform and websites. Our failure to monitor or maintain these systems and networks or, if necessary, to find a replacement for this technology in a timely and cost-effective manner would have a material adverse effect on our business, financial condition and results of operations.

If our security measures are breached and unauthorized access is obtained to our electronic trading platform, broker-dealers and institutional investors may become hesitant to use, or reduce or stop their use of, our trading platform.

Our electronic trading platform involves the storage and transmission of our clients’ proprietary information as well as the transfer of that information to our clearing agent. The secure transmission of confidential information over public networks is a critical element of our operations. Security breaches could expose us to a risk of loss of this information, litigation and possible liability. If our security measures are breached as a result of third-party action, employee error, malfeasance or otherwise, and, as a result, someone obtains unauthorized access to trading or other confidential information, our reputation could be damaged, our business may suffer and we could incur significant liability. Because techniques used to obtain unauthorized access or to sabotage computer systems change frequently and generally are not recognized until launched against a target, we may be unable to anticipate these techniques or to implement adequate preventive measures. If an actual, threatened or perceived breach of our security occurs, the market perception of the effectiveness of our security measures could be harmed and could cause broker-dealers, liquidity providers and clients to reduce or stop their use of our electronic trading platform. We may be required to expend significant resources to protect against the threat of security breaches or to alleviate problems, including reputational harm and litigation, caused by any breaches. Although we intend to continue to implement industry-standard security measures, we cannot assure you that those measures will be sufficient.

We may not be able to protect our intellectual property rights or technology effectively, which would allow competitors to duplicate or replicate our electronic trading platform. This could adversely affect our ability to compete.

Intellectual property is critical to our success and ability to compete, and if we fail to protect our intellectual property rights adequately, our competitors might gain access to our technology. We will rely primarily on a combination of patent, copyright, trademark and trade secret laws in the United States and any other jurisdictions in which we conduct business, in the future, as well as license agreements, third-party non-disclosure and other agreements and other contractual provisions and technical measures to protect our intellectual property rights. We attempt to negotiate beneficial intellectual property ownership provisions in our contracts and also require employees, consultants, advisors and collaborators to enter into confidentiality agreements in order to protect the confidentiality of our proprietary information. We have retained patent counsel to explore the possibility of filing one or more patent applications covering aspects of our technology and/or business, but can make no assurances that any such patents will be applied for, and if so applied will ever be issued or, if issued, will protect our business and processes from competition. Additionally, laws and our contractual terms may not be sufficient to protect our technology from use or theft by third parties. For instance, a third party might reverse engineer or otherwise obtain and use our technology without our permission and without our knowledge, thereby infringing our rights and allowing competitors to duplicate or replicate our products. Furthermore, we cannot assure you that these protections will be adequate to prevent our competitors from independently developing technologies that are substantially equivalent or superior to our technology. We also have retained special trademark counsel to explore the possibility of filing several trademark applications with the U.S. Patent and Trademark Office (“USPTO”) to protect our rights to the use of the trademarks we currently use in connection with our business. In February 2008 we filed applications with the USPTO for registration of our trademarks “BondStation,” “CPStation,” “MuniStation,” “CDStation” and “BondClass.” The period of time for an application to mature to a registration can be a year or more and there is no assurance that any of these trademarks will ever be registered or even if they are registered that these registrations will be able to protect us from infringement by others.

We may have legal or contractual rights that we could assert against illegal use of our intellectual property rights, but lawsuits claiming infringement or misappropriation are complex and expensive, and the outcome would not be certain. In addition, the laws of some countries in which we may in the future provide our services may not protect software and intellectual property rights to the same extent as the laws of the United States.

Defending against intellectual property infringement or other claims could be expensive and disruptive to our business. If we are found to infringe the proprietary rights of others, we could be required to redesign our products, pay royalties or enter into license agreements with third parties.

In the technology industry, there is frequent litigation based on allegations of infringement or other violations of intellectual property rights. As the number of participants in our market increases and the number of patents and other intellectual property registrations increases, the possibility of an intellectual property claim against us grows. Although we have not been the subject of a material intellectual property dispute, we cannot assure you that a third party will not assert in the future that our technology or the manner in which we operate our business violates its intellectual property rights. From time to time, in the ordinary course of our business, we may become subject to legal proceedings and claims relating to the intellectual property rights of others, and we expect that third parties may assert intellectual property claims against us, particularly as we expand the complexity and scope of our business, the number of electronic trading platforms increases and the functionality of these platforms further overlaps. Any claims, whether with or without merit, could:

•	be expensive and time-consuming to defend;

•	prevent us from operating our business, or portions of our business;

•	cause us to cease developing, licensing or using all or any part of our electronic trading platform that incorporates the challenged intellectual property;

•	require us to redesign our products or services, which may not be feasible;

•	result in significant monetary liability;

•	divert management’s attention and resources; and

•	require us to pay royalties or enter into licensing agreements in order to obtain the right to use necessary technologies, which may not be possible on commercially reasonable terms.

We license a substantial amount of intellectual property from third parties. Although we attempt to negotiate beneficial representations, warranties and indemnification provisions from such third party licensors, we can not assure you that such provisions will adequately protect us from any potential infringement claims made against us as a result of the use of such licensed intellectual property.

We cannot assure you that third parties will not assert infringement claims against us and/or the third parties from which we have obtained licenses in the future with respect to our electronic trading platform or any of our other current or future products or services or that any such assertion will not require us to cease providing such services or products, try to redesign our products or services, enter into royalty arrangements, if available, or engage in litigation that could be costly to us. Any of these events could have a material adverse effect on our business, financial condition and results of operations.

Protection of our “Bonds.com” domain name.

We became the registered holder of the domain name “Bonds.com” in September 2007, upon assignment to us by two members of management. Our current business plan is based, in part, on realizing the value of our domain name. We believe that the “Bonds.com” domain name allows us to market our business without incurring significant expenditures, by directing potential customers directly to our website. Under current domain name registration practices, no one else can obtain an identical domain name, but someone might obtain a similar name, or the identical name with a different suffix (e.g. .org) or with a country designation. The regulation of domain names in the United States and in foreign countries is subject to change, and we may be unable to prevent third parties from acquiring domain names that infringe or otherwise decrease the value of our domain name or names; particularly since we anticipate that it could be difficult to protect any trademark rights we claim in the name “Bonds.com.” While we may consider seeking trademark registration of our “Bonds.com” domain name, the Trademark Trial and Appeal Board of the United States Patent and Trademark Office (USPTO) in the matter In re CyberFinancial.Net, Inc. in August 2002, held that bonds.com is generic and not registrable as a trademark. As a result, it is likely that we would not be able to obtain a trademark registration with the USPTO to protect our domain name under U.S. trademark laws. In the event that we are unable to protect our domain name under U.S. trademark laws it would be more difficult to prevent others from doing business under names similar to Bonds.com, which could dilute the value of our domain name and have a material adverse effect on our business, financial condition and results of operations.

If we are unable to enter into additional marketing and strategic alliances or if our current strategic alliances are not successful, we may not maintain the current level of trading or generate increased trading on our trading platform.

From time to time, we may enter into strategic alliances that will enable us to enter new markets, provide products or services that we do not currently offer or otherwise enhance the value of our platform to our clients.

Entering into joint ventures and alliances entails risks, including:

•	difficulties in developing and expanding the business of newly-formed joint ventures;

•	exercising influence over the activities of joint ventures in which we do not have a controlling interest; and

•	potential conflicts with or among our joint venture or alliance partners.

We cannot assure you that we will be able to enter into new strategic alliances on terms that are favorable to us, or at all. These arrangements, if entered into, may not generate the expected number of new clients or increased trading volume we are seeking. Unsuccessful joint ventures or alliances could have a material adverse effect on our business, financial condition and results of operations.

If we acquire or invest in other businesses, products or technologies, we may be unable to integrate them with our business, our financial performance may be impaired or we may not realize the anticipated financial and strategic goals for any such transactions.

If appropriate opportunities present themselves, we may acquire or make investments in businesses, products or technologies that we believe are strategic. We may not be able to identify, negotiate or finance any future acquisition or investment successfully. Even if we do succeed in acquiring or investing in a business, product or technology, such acquisitions and investments involve a number of risks, including:

•
we may find that the acquired company or assets do not further our business strategy, or that we overpaid for the company or assets, or the economic conditions underlying our acquisition decision may change;

•	we may have difficulty integrating the acquired technologies or products with our existing electronic trading platform, products and services;

•	we may have difficulty integrating the operations and personnel of the acquired business, or retaining the key personnel of the acquired business;

•	there may be client confusion if our services overlap with those of the acquired company;

•	our ongoing business and management’s attention may be disrupted or diverted by transition or integration issues and the complexity of managing geographically or culturally diverse enterprises;

•	we may have difficulty maintaining uniform standards, controls, procedures and policies across locations;

•	an acquisition may result in litigation from terminated employees or third parties; and

•	we may experience significant problems or liabilities associated with product quality, technology and legal contingencies.

These factors could have a material adverse effect on our business, financial condition, results of operations and cash flows, particularly in the case of a larger acquisition or multiple acquisitions in a short period of time. From time to time, we may enter into negotiations for acquisitions or investments that are not ultimately consummated. Such negotiations could result in significant diversion of management time, as well as out-of-pocket costs.

The consideration paid in connection with an investment or acquisition also affects our financial results. If we were to proceed with one or more significant acquisitions in which the consideration included cash, we could be required to use a substantial portion of our available cash to consummate any acquisition. To the extent we issue shares of capital stock or other rights to purchase capital stock, including options or other rights, existing stockholders may be diluted and earnings per share may decrease. In addition, acquisitions may result in the incurrence of debt, large one-time write-offs, such as of acquired in-process research and development costs, and restructuring charges. They may also result in goodwill and other intangible assets that are subject to impairment tests, which could result in future impairment charges.

We are dependent on our management team, and the loss of any key member of this team may prevent us from implementing our business plan in a timely manner.

Our success depends largely upon the continued services of our executive officers and other key personnel, particularly John J. Barry IV, our President and Chief Executive Officer. We have not entered into an employment agreement with Mr. Barry and either he or the Company may terminate Mr. Barry’s employment at any time on reasonable prior notice. We also depend on the services of William M. Bass, our Executive Vice President. We have entered into an employment agreement with Mr. Bass which expires in February 2012; provided, however, that either the Company or Mr. Bass may terminate the employment agreement at any time upon 30 days prior written notice. Pursuant to the terms of his employment agreement, Mr. Bass has agreed to devote his full business time and attention to our business and has also agreed not to compete with our business during his employment and for a period of one year thereafter. Mr. Bass has also agreed, for a period of one year after the termination of his employment, not to solicit any of our employees, customers, suppliers or consultants. Any loss or interruption of Mr. Barry’s or Mr. Bass’s services or the services of one or more of our other executive officers or key personnel could result in our inability to manage our operations effectively and/or pursue our business strategy.

Because competition for our employees is intense, we may not be able to attract and retain the highly skilled employees we need to support our business.

We strive to provide high-quality services that will allow us to establish and maintain long-term relationships with our broker-dealer, liquidity provider and institutional and individual investor clients. Our ability to provide these services and maintain these relationships, as well as our ability to execute our business plan generally, depends in large part upon our employees. We must attract and retain highly qualified personnel. Competition for these personnel is intense, especially for software engineers with extensive experience in designing and developing software and Internet-related services, hardware engineers, technicians, product managers, marketing associates and senior sales executives.

We believe that the market for qualified personnel has grown more competitive in recent periods as electronic commerce has experienced growth. We also believe that domestic and international labor markets have tightened in concert with the continuing recovery in general economic conditions. Many of the companies with which we compete for experienced personnel have greater resources than we have and are longer established in the marketplace. In addition, in making employment decisions, particularly in the Internet, high-technology and financial services industries, job candidates often consider the total compensation package offered, including the value of the stock-based compensation they are to receive in connection with their employment. Significant volatility in the price of our common stock may adversely affect our ability to attract or retain key employees. The implementation of SFAS 123R relating to the expensing of stock-based compensation may discourage us from granting the size or type of stock-based compensation that job candidates may require to join our company.

We cannot assure you that we will be successful in our efforts to recruit and retain the required personnel. The failure to attract new personnel or to retain and motivate our current personnel may have a material adverse effect on our business, financial condition and results of operations.

Our business is subject to increasingly extensive government and other regulation and our relationships with our broker-dealer clients may subject us to increasing regulatory scrutiny.

The financial industry is extensively regulated by many governmental agencies and self-regulatory organizations, including the SEC, FINRA and various state agencies and regulatory authorities. As a matter of public policy, these regulatory bodies are responsible for safeguarding the integrity of the securities and other financial markets and protecting the interests of investors in those markets. These regulatory bodies have broad powers to promulgate and interpret, investigate and sanction non-compliance with their laws, rules and regulations.

Most aspects of our broker-dealer and investment advisory subsidiaries are highly regulated, including:

•	the way we deal with our clients;

•	our capital requirements;

•	our financial and regulatory reporting practices;

•	required record-keeping and record retention procedures;

•	the licensing of our employees; and

•	the conduct of our directors, officers, employees and affiliates.

We cannot assure you that we and/or our directors, officers and employees will be able to fully comply with these laws, rules and regulations. If we fail to comply with any of these laws, rules or regulations, we may be subject to censure, fines, cease-and-desist orders, suspension of our business, suspensions of personnel or other sanctions, including revocation of our membership in FINRA and registration as a broker-dealer.

We have one major operating subsidiary, Bonds.com, Inc. Bonds.com, Inc. is subject to U.S. regulations, including federal and state securities laws and regulations, as a registered broker-dealer and as an alternative trading system, respectively, which prohibit repayment of borrowings from the Company or affiliates, paying cash dividends, making loans to the Company or affiliates or otherwise entering into transactions that result in a significant reduction in regulatory net capital or financial resources, without prior notification to or approval from such subsidiary’s principal regulator.

Changes in laws or regulations or in governmental policies, including the rules relating to the maintenance of specific levels of net capital applicable to our broker-dealer subsidiary, could have a material adverse effect on our business, financial condition and results of operations. Our industry has been and is subject to continuous regulatory changes and may become subject to new regulations or changes in the interpretation or enforcement of existing regulations, which could require us to incur significant compliance costs or cause the development of affected markets to become impractical. In addition, as we expand our business into new markets, it is likely that we will be subject to additional laws, rules and regulations. We cannot predict the extent to which any future regulatory changes may adversely affect our business and operations.

Our disclosed trading system has not been subjected to regulation as an alternative trading system under Regulation ATS.   A determination by the SEC to treat our trading platform as an alternative trading system subject to Regulation ATS would subject us to additional reporting obligations and other limitations on the conduct of our business, many of which could be material.

We expect to expand our operations outside of the United States; however, we may face special economic and regulatory challenges that we may not be able to meet.

We plan to expand our operations throughout Europe and South and Central America and other regions. There are certain risks inherent in doing business in international markets, particularly in the financial services industry, which is heavily regulated in many jurisdictions outside the United States. These risks include:

•	less developed technological infrastructures and generally higher costs, which could result in lower client acceptance of our services or clients having difficulty accessing our trading platform;

•
difficulty in obtaining the necessary regulatory approvals for planned expansion, if at all, and the possibility that any approvals that are obtained may impose restrictions on the operation of our business;

•	the inability to manage and coordinate the various regulatory requirements of multiple jurisdictions that are constantly evolving and subject to unexpected change;

•	difficulties in staffing and managing foreign operations;

•	fluctuations in exchange rates;

•	reduced or no protection for intellectual property rights;

•	seasonal reductions in business activity; and

•	potentially adverse tax consequences.

Our inability to manage these risks effectively could adversely affect our business and limit our ability to expand our international operations, which could have a material adverse effect on our business, financial condition and results of operations.

We cannot predict our future capital needs or our ability to obtain additional financing if we need it.

Our business is dependent upon the availability of adequate funding and regulatory capital under applicable regulatory requirements. Historically, we have satisfied these needs primarily through equity and debt financing through individuals. Although we believe that our available cash resources are sufficient to meet our presently anticipated liquidity needs and capital expenditure requirements for at least the next six months, we may in the future need to raise additional funds to, among other things:

•	support more rapid growth of our business;

•	develop new or enhanced services and products;

•	respond to competitive pressures;

•	acquire complementary companies or technologies;

•	enter into strategic alliances;

•	increase the regulatory net capital necessary to support our operations; or

•	respond to unanticipated capital requirements.

We may not be able to obtain additional financing, if needed, in amounts or on terms acceptable to us, if at all. Our existing investors, have no obligation or current intention to make further investments in us, and we do not anticipate that they will do so. If sufficient funds are not available or are not available on terms acceptable to us, our ability to fund our expansion, take advantage of acquisition opportunities, develop or enhance our services or products, or otherwise respond to competitive pressures would be significantly limited. These limitations could have a material adverse effect on our business, financial condition and results of operations.

Compliance with changing laws and regulations relating to corporate governance and public disclosure has resulted, and will continue to result, in the incurrence of additional expenses associated with being a public company.

New and changing laws and regulations, including the Sarbanes-Oxley Act of 2002, impose stricter corporate governance requirements and greater disclosure obligations. They have had the effect of increasing the complexity and cost of our corporate governance compliance, diverting the time and attention of our management from revenue-generating activities to compliance activities and increasing the risk of personal liability for our board members and executive officers involved in our corporate governance process. Our efforts to comply with evolving laws and regulations has resulted in increased general and administrative expenses and increased professional fees. In addition, it may become more difficult and expensive for us to obtain director and officer liability insurance. These laws and regulations may impose obligations that will increase the legal and financial costs required to consummate a business combination and increase the time required to complete a transaction. Furthermore, in order to meet the new corporate governance and disclosure obligations, we have been taking, and will continue to take, steps to improve our controls and procedures and related corporate governance policies and procedures to address compliance issues and correct any deficiencies that we may discover.

As a public company, we are required to comply with Section 404(a) of the Sarbanes-Oxley Act. We cannot be certain as to the timing of completion of our evaluation, testing and remediation actions or the impact of the same on our operations. Furthermore, upon completion of this process, we may identify control deficiencies of varying degrees of severity that remain un-resolved. As a public company, we will be required to report, among other things, control deficiencies that constitute a “material weakness.” A “material weakness” is a significant deficiency, or combination of significant deficiencies, that results in more than a remote likelihood that a material misstatement of the annual or interim financial statements will not be prevented or detected. If we fail to implement the requirements of Section 404(a) in a timely manner, we might be subject to sanctions or investigation by regulatory agencies such as the SEC. In addition, failure to comply with Section 404(a) or the report by us of a material weakness may cause investors to lose confidence in our financial statements and the trading price of our common stock may decline. If we fail to remedy any material weakness, our financial statements may be inaccurate, our access to the capital markets may be restricted and the trading price of our common stock may decline.

Risks Related to Our Industry

If the use of electronic trading platforms does not become a reasonably accepted method for trading securities, we will not be able to achieve our business objectives.

The success of our business plan depends on our ability to create an electronic trading platform for a wide range of fixed-income products. Historically, fixed-income securities markets operated through telephone communications between institutional and individual investors and broker-dealers. The utilization of our products and services depends on the acceptance, adoption and growth of electronic means of trading securities. We cannot assure you that the use of electronic trading platforms for the trading of securities will be accepted at such level as would be required for us to achieve our business objectives.

Economic, political and market factors beyond our control could reduce demand for our services and harm our business, and our profitability could suffer.

The global financial services business is, by its nature, risky and volatile and is directly affected by many national and international factors that are beyond our control. Any one of these factors may cause a substantial decline in the U.S. and global financial services markets, resulting in reduced trading volume. These events could have a material adverse effect on our business, financial condition and results of operations. These factors include:

•	economic and political conditions in the United States and elsewhere;

•	adverse market conditions, including unforeseen market closures or other disruptions in trading;

•	actual or threatened acts of war or terrorism or other armed hostilities;

•	concerns over inflation and weakening consumer confidence levels;

•	the availability of cash for investment by mutual funds and other wholesale and retail investors;

•	the level and volatility of interest and foreign currency exchange rates; and

•	legislative and regulatory changes.

Any one or more of these factors may contribute to reduced activity and prices in the securities markets generally. Our revenues and profitability are likely to decline significantly during periods of stagnant economic conditions or low trading volume in the U.S. and global financial markets.

Risk Relating to our Common Stock

Since our common stock is quoted on a service, its stock price may be subject to wide fluctuations.

Our common stock is not currently listed on any exchange; but it is authorized for quotation on the OTC Bulletin Board. Accordingly, the market price of our common stock is likely to be highly volatile and could fluctuate widely in price in response to various factors, many of which are beyond our control, including the following:

•	technological innovations or new products and services by us or our competitors;

•	intellectual property disputes;

•	additions or departures of key personnel;

•	sales of our common stock;

•	our ability to execute our business plan;

•	operating results that fall below expectations;

•	loss of any strategic relationship;

•	industry developments;

•	economic and other external factors; and

•	period-to-period fluctuations in our financial results.

In addition, the securities markets have from time to time experienced significant price and volume fluctuations that are unrelated to the operating performance of particular companies. These market fluctuations may also materially and adversely affect the market price of our common stock.

Because we do not expect to pay dividends in the foreseeable future, any return on investment may be limited to the value of our common stock.

We have never paid cash dividends on our common stock and do not anticipate doing so in the foreseeable future. The payment of dividends on our common stock will depend on earnings, financial condition and other business and economic factors affecting it at such time as our board of directors may consider relevant. If we do not pay dividends, a return on an investment in our common stock will only occur if our stock price appreciates.

Because we have become public by means of a reverse merger, we may not be able to attract the attention of major brokerage firms.

There may be risks associated with our becoming public through a “reverse merger.” Securities analysts of major brokerage firms may not provide coverage of us. No assurance can be given that brokerage firms will, in the future, assign analysts to cover the Company or want to conduct any secondary offerings on our behalf.

Because our common stock may be deemed a “penny stock,” investors may find it more difficult to sell their shares.

Our common stock may be subject to the “penny stock” rules adopted under Section 15(g) of the Securities Exchange Act of 1934. The penny stock rules apply to companies whose common stock trades at less than $5.00 per share or that have tangible net worth of less than $5.0 million ($2.0 million if the company has been operating for three or more years) and are not quoted on Nasdaq or on an exchange. These rules require, among other things, that brokers who trade a penny stock to persons other than “established customers” complete certain documentation, make suitability inquiries of investors and provide investors with certain information concerning trading in the security, including a risk disclosure document and quote information under certain circumstances. Many brokers have decided not to trade penny stocks because of the requirements of the penny stock rules and, as a result, the number of broker-dealers willing to act as market makers in such securities is limited. Remaining subject to the penny stock rules for any significant period could have an adverse effect on the market, if any, for our securities. If our securities are subject to the penny stock rules, investors will find it more difficult to dispose of our securities.

Furthermore, for companies whose securities are traded in the OTC Bulletin Board, it is more difficult to obtain accurate quotations, obtain coverage for significant news events because major wire services generally do not publish press releases about such companies, and obtain needed capital.

If there are large sales of a substantial number of shares of our common stock, our stock price may significantly decline.

If our stockholders sell substantial amounts of our common stock in the public market, including shares issued upon the exercise of outstanding options and warrants, the market price of our common stock could fall. These sales also may make it more difficult for us to sell equity or equity-related securities in the future at a time and price that we deem reasonable or appropriate.

Because our directors, executive officers and entities affiliated with them beneficially own a substantial number of shares of our common stock, they have significant control over certain major decisions on which a stockholder vote is required and they may discourage an acquisition of us.

Our executive officers, directors and affiliated persons currently beneficially own, in the aggregate, approximately 75% of our outstanding common stock. These figures do not reflect the increased percentages that the officers and directors own if they exercise any stock options that may be granted to them under employee incentive plans or if they otherwise acquire additional shares of our common stock. The interests of our current officers and directors may differ from the interests of other stockholders. As a result, these current officers, directors and affiliated persons will have significant influence over all corporate actions requiring stockholder approval, irrespective of how our other stockholders may vote, including the following actions:

•	elect or defeat the election of our directors;

•	amend or prevent amendment of our certificate of incorporation or by-laws;

•	effect or prevent a merger, sale of assets or other corporate transaction; and

•	control the outcome of any other matter submitted to the stockholders for vote.

Management's stock ownership may discourage a potential acquirer from making a tender offer or otherwise attempting to obtain control of us, which in turn could reduce our stock price or prevent our stockholders from realizing a premium over our stock price.

If we raise additional funds through the issuance of equity securities, or determine in the future to register additional common stock, existing stockholders' percentage ownership will be reduced, they will experience dilution which could substantially diminish the value of their stock and such issuance may convey rights, preferences or privileges senior to existing stockholders' rights which could substantially diminish their rights and the value of their stock.

We may issue shares of common stock for various reasons and may grant additional stock options to employees, officers, directors and third parties. If our board determines to register for sale to the public additional shares of common stock or other debt or equity securities in any future financing or business combination, a material amount of dilution can be expected to cause the market price of the common stock to decline. One of the factors which generally effects the market price of publicly traded equity securities is the number of shares outstanding in relationship to assets, net worth, earnings or anticipated earnings. Furthermore, the public perception of future dilution can have the same effect even if actual dilution does not occur.

In order for us to obtain additional capital or complete a business combination, we may find it necessary to issue securities, including but not limited to debentures, options, warrants or shares of preferred stock, conveying rights senior to those of the holders of common stock. Those rights may include voting rights, liquidation preferences and conversion rights. To the extent senior rights are conveyed, the value of the common stock may decline.

ITEM 1B.UNRESOLVED STAFF COMMENTS.

Not Applicable.

ITEM 2.PROPERTIES

Boca Raton, Florida

On October 1, 2007, the Company signed a lease for 10,293 square feet of office space at 1515 South Federal Highway, Boca Raton, Florida. The lease provides for a gross rent of $10,000 plus sales tax per month, from October 1, 2007 through December 21, 2007; a base annual rent of $164,688 plus taxes for the year beginning January 1, 2008; a base annual rent of $177,554.25 plus taxes for the year beginning January 1, 2009; a base annual rent of $187,847.25 plus taxes for the year beginning January 1, 2010; a base annual rent of $200,713.50 plus taxes for the year beginning January 1, 2011; and a base annual rent of $211,006.50 plus taxes for the year beginning January 1, 2012. Pursuant to the lease, the Company is required to pay additional rent equal to the Company’s proportionate share of the building’s operating expenses, which is approximately $125,000 per year as of the date hereof.

Our corporate headquarters is at this location, along with all of our trading operations. Additionally, 21 of our 22 employees are located at this office.

Naples, Florida

On October 10, 2007, the Company signed a lease for Suite #9 located at 1100 Fifth Avenue South #201 in Naples, Florida. The lease provides for monthly rent of $910, commencing on October 15, 2007 and expiring on October 15, 2008. The Company has a right of first refusal to renew the lease at the end of the term and either party can give the other notice, at least 30 days prior to the end of the lease term that it does not wish to renew the lease. This suite is no longer used by us and is currently vacant.

On November 13, 2007, the Company signed a lease for Suite #8 located at 1100 Fifth Avenue South #201 in Naples, Florida. The lease provides for a monthly rent of $940, commencing on November 16, 2007 and expiring on October 15, 2008. The Company has a right of first refusal to renew the lease at the end of the term and either party can give the other notice, at least 30 days prior to the end of the lease term that it does not wish to renew the lease. This suite is no longer used by us and is currently vacant.

On November 13, 2007, the Company signed a lease for Suite #4 located at 1100 Fifth Avenue South #201 in Naples, Florida. The lease calls for a monthly rent of $645, commencing on November 16, 2007 and expiring on October 15, 2008. The Company has a right of first refusal to renew the lease at the end of the term and either party can give the other notice, at least 30 days prior to the end of the lease term that it does not wish to renew the lease. This suite serves as a branch office and one of our 22 employees works at this office.

ITEM 3. LEGAL PROCEEDINGS

The Company, along with John Barry III, one of its directors, commenced an action in the Supreme Court of the State of New York, County of New York, on or about August 15, 2006, against Kestrel Technologies LLC a/k/a Kestrel Technologies, Inc. (“Kestrel”) and Edward L. Bishop III, Kestrel’s President, alleging certain defaults and breaches by Kestrel and Mr. Bishop under: (i) a Master Professional Services Agreement by and between the Company and Kestrel, dated on or about December 27, 2005, as amended, along with the two Statements of Work thereunder (the “Master Agreement”) and (ii) a Revolving Credit Agreement by and between Kestrel and the Company, dated February 1, 2006 and the promissory notes issued by Kestrel thereunder, in the aggregate amount of $250,000. On March 13, 2008, the Supreme Court of the State of New York granted the Company’s motion for summary judgment and awarded the Company $250,000 plus interest. Additionally, the Company is seeking damages of not less than $1,000,000 in connection with Kestrel’s alleged failure to perform under the Master Agreement and its breach thereof. Kestrel filed a counterclaim, on or about September 27, 2006, seeking damages in an aggregate amount of $1,000,000 for the Company’s alleged breach of the Master Agreement, as well as a declaration that Kestrel has no further obligations under the Master Agreement.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

On November 29, 2007, a stockholder holding greater than majority of the issued and outstanding shares of our common stock, approved an increase in the number of authorized shares of our common stock from 100,000,000 shares to 150,000,000 shares and also approved a reverse split of our shares of common stock at a rate of one share for each 29.1069351shares of common stock issued and outstanding. All information relating to this vote of our security holders is set forth in the definitive Schedule 14C Information Statement filed with the SEC on November 27, 2007.

PART II

ITEM 5.	MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market for Common Stock

Our common stock is quoted on the OTC Bulletin Board under the symbol, BDGC.OB.” Our shares of common stock began being quoted on the OTC Bulletin Board effective January 6, 2005. We expect our trading symbol to be changed shortly to reflect our new name.

The following table contains information about the range of high and low bid prices for our common stock for each quarterly period indicated during the last two fiscal years based upon reports of transactions on the OTC Bulletin Board.

Fiscal Quarter End	Low Bid	High Bid
March 31, 2006	$3.20	$7.28
June 30, 2006	$2.91	$5.82
September 30, 2006	$2.33	$4.07
December 31, 2006	$0.87	$5.24
March 31, 2007	$1.16	$4.07
June 30, 2007	$2.91	$4.07
September 30, 2007	$2.04	$3.49
December 31, 2007	$1.01	$3.78

The source of these high and low prices was the OTC Bulletin Board. These quotations reflect inter-dealer prices, without retail mark-up, markdown or commissions and may not represent actual transactions. The high and low prices listed have been rounded up to the next highest two decimal places.

It is anticipated that the market price of our common stock will be subject to significant fluctuations in response to variations in our quarterly operating results, general trends in the market for the products we distribute, and other factors, over many of which we have little or no control. In addition, broad market fluctuations, as well as general economic, business and political conditions, may adversely affect the market for our common stock, regardless of our actual or projected performance. On March 27, 2008, the closing bid price of our common stock as reported by the OTC Bulletin Board was $1.19 per share.

Holders of Our Common Stock

As of March 27, 2008, we have 84 stockholders of record.

Rule 144 Shares

The SEC recently adopted new regulations covering sales of securities pursuant to Rule 144. These new regulations became effective on February 15, 2008. Under these new regulations stockholders who are not affiliates of a publicly-reporting company may be able to sell their shares of common stock under Rule 144 within six months after acquiring such shares, without any restrictions, other than such company’s continuing to remain current in the filing of its periodic reports with the SEC for an additional six months. Affiliates of that company would also be able to sell their shares under Rule 144, but would be subject to volume and trading limitations as under current Rule 144. This six month holding period does not apply to stockholders who purchased shares of common stock in a “shell company” or received their shares of common stock in a “reverse merger” with a “shell company.” Such shares are subject to a holding period of 12 months after a document providing full public disclosure about the “reverse merger” has been filed with the SEC. Therefore, all 57,542,704 shares of common stock issued in connection with the “Reverse Merger and 2,840,707 of our shares of common stock held prior to the Reverse Merger will not be transferable pursuant to Rule 144 until December 28, 2008, which is 12 months after we filed our Current Report on Form 8-K after the Reverse Merger. Shares held by affiliates of the Company (approximately 75% of such shares) will still be subject to the volume and trading limitations of Rule 144, which will generally limit their sale to 1% of the number of shares of the Company’s common stock then outstanding, during each three-month period. Based on our current common stock issued and outstanding this would equal 612,166 shares.

Options and Warrants

As of the date of filing of this Form 10-K, we have outstanding: (1) options to purchase an aggregate of up to 1,890,406 shares of our common stock at a weighted average exercise price of $0.52 per share  (2) warrants to purchase an aggregate of up to 4,658,225 shares of our common stock at an exercise price of $0.66 per share, including warrants to purchase 823,695 shares of our common stock which were issued to designees of the placement agent as a portion of the compensation paid by the Company to the placement agent in connection with the October 2007 Offering and (3) warrants to purchase an aggregate of up to 2,406 shares of common stock at an exercise price of $38.40 per share.

Registration Rights

Certain holders of shares of our common stock have been granted registration rights upon the following terms:

Holders of Securities from October 2007 Offering.

Pursuant to Registration Rights Agreement, dated as of October 19, 2007, by and among Holdings and the investors in the October 2007 Offering, a total of 13,178,815 shares of common stock, including 4,942,264 shares of common stock underlying warrants, which were initially issued to investors in the October 2007 Offering have been granted the following registration rights:

•	We were obligated to include these shares of common stock in the registration statement filed December 28, 2007, whose approval is still pending with the SEC.

•
If we are unable to include all of these shares of common stock in that registration statement, as a result of SEC comments, we are required to file additional registration statements until the shares have been included in a registration statement.

•
If the registration statement is not filed in a timely manner and/or not declared effective by the required effective date, we are required to pay as partial liquidated damages to the holders of the securities, a sum equal to one percent, per month, of the holders' purchase price for their securities purchased in the October 2007 Offering, but in no event shall the liquidated damages exceed ten percent of the holders' purchase price.

•
If we fail to maintain the effectiveness of the registration statement at any time required, fail to have a sufficient number of shares of common stock registered or fail to maintain the listing of our shares of common stock, subject to certain exceptions, we are required to pay one-half of one percent, per month, of the purchase price, with respect to shares of common stock not sold by the selling stockholders.

•
We are required to keep the registration statement effective until the earlier of (i) the date on which all of the applicable shares of common stock can be sold pursuant to Rule 144, without any restrictions or (ii) the date on which all of such shares have been sold by the selling stockholders.

Certain Holders of Shares of Common Stock prior to the Reverse Merger

Pursuant to a Registration Rights Agreement, dated as of December 21, 2007, by and among the Company and certain persons who were stockholders prior to the Reverse Merger, a total of 2,840,707 shares of common stock, have been granted the following registration rights:

•	We were obligated to include these shares of common stock in the registration statement filed December 28, 2007, whose approval is still pending with the SEC.

•
If we are unable to include all of these shares of common stock in that registration statement, as a result of SEC comments, we are required to file additional registration statements until the shares have been included in a registration statement.

•
If these shares of common stock are included in a registration statement along with any other shares of common stock and the SEC requires that shares be removed from that registration statement, 2,531,501 of the 2,840,707 shares are required to be removed after the shares of the former employees described below, but before the shares of common stock held by investors in the October 2007 Offering. The remaining 309,206 shares of common stock are required to be removed on a pro rata basis with the shares of common stock of the investors in the October 2007 Offering, as necessary.

•
The holders of these shares of common stock are also entitled to include those shares for registration, subject to certain exceptions, in any other registration statement we file, if they are not covered under an existing registration statement at that time.

•
We are required to keep the registration statement effective until the earlier of (i) the date on which all of the applicable shares of common stock can be sold pursuant to Rule 144, without any restrictions; (ii) the date on which all of such shares have been sold by the selling stockholders; or (iii) one year after the date of effective date of the registration statement.

Registration Rights Granted to Former Employees of Holdings

On October 25, 2007, Holdings entered into Separation Agreements and General Releases with three former employees. Pursuant to these agreements the former employees were granted the right to include their shares of common stock for resale in the registration statement filed December 28, 2007, whose approval is still pending with the SEC. We agreed to include all of those shares of common stock, as well as the shares of common stock of an additional former employee herein for a total of 950,028 shares of common stock. If the SEC requires that shares be removed from that registration statement, the shares of the former employees are required to removed first prior to any of the other shares of common stock described above are removed.

Dividends and Dividend Policy

There are no restrictions in our certificate of incorporation or by-laws that prevent us from declaring dividends. The Delaware General Corporation Law, however, does prohibit us from declaring dividends where, after giving effect to the distribution of the dividend:

•	we would not be able to pay our debts as they become due in the usual course of business; or

•
our total assets would be less than the sum of our total liabilities plus the amount that would be needed to satisfy the rights of stockholders who have preferential rights superior to those receiving the distribution.

We have not paid any dividends on our common stock. We currently intend to retain any earnings for use in our business, and therefore do not anticipate paying cash dividends in the foreseeable future.

Securities Authorized for Issuance under Equity Compensation Plans

During our fiscal year ended December 31, 2006, we had options outstanding for a total of 3,000,000 shares of common stock issuable under an equity compensation plan approved by stockholders at a weighted exercise price of $0.20 per share. Giving effect to a 1 for 29.1069351 reverse split of our shares of common stock effective December 18, 2007, this would have resulted in options for an aggregate of 103,068 shares outstanding at an exercise price of $5.82 per share. These options were terminated in connection with a change of control of the Company in March 2007 and the Company’s 2002 Stock Option Plan, pursuant to which such options were granted, also was terminated at that time.

At the end of our fiscal year ended December 31, 2007, and as of the date of this Form 10-K, we have options outstanding for a total of 237,507 shares of common stock, issuable under an equity compensation plan pending approval by our stockholders, having a weighted average exercise price of $0.68 per share. Additionally, we have options outstanding for a total of 1,652,899 shares of common stock, issuable under an equity compensation plan not approved by stockholders, at a weighted average exercise price of $0.50 per share. There are a total of 2,896,318 shares of common stock available for future issuance under equity compensation plans.

The following table provides information about the Company's common stock that may be issued upon the exercise of stock options under all of our equity compensation plans in effect as of December 31, 2007.

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plan (excluding securities reflected in column (a))
	(a)	(b)	(c)
Equity compensation plan not approved by security holders (1)	237,507	$0.68	2,896,318

Equity compensation plan not approved by security holders (2)	1,652,899	$0.50	0

(1) Reflects an option granted to one non-executive employee under the Company’s 2006 Equity Plan. We will obtain the approval of our stockholders to the assumption of the Plan, on or before December 21, 2008, which is within 12 months after the adoption of the Plan by the Company.

(2) Reflects an option granted to William M. Bass, our Executive Vice President and Secretary.

ITEM 6. SELECTED FINANCIAL DATA

Not required.

ITEM 7.	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion of our Company’s plan of operation, financial condition and results of operation should be read in conjunction with the consolidated financial statements and the notes thereto included in this Form 10-K.

Plan of Operation

General

We are a development stage company and, as of the date of this Form 10-K, we are not fully operational. As a result, we have only generated nominal revenues to date.  Since inception, we have funded our working capital needs through the sale of our equity securities and incurrence of debt from our founders, investors and financial institutions.

We completed our October 2007 Offering in order to finance the continued development of our BondStation trading platform and also to provide us with additional working capital. We believe that the net proceeds of approximately $3,375,000 raised in this offering should provide us with sufficient capital to fund our business through April 2008. Based on our business plan, we believe that our business will begin to be profitable in January 2009. In January 2008 we obtained loans from two of our directors in an aggregate principal amount of $500,000. In order to meet our needs for additional capital until we are profitable we are currently exploring sources of additional equity financing and may also seek additional debt financing from our officers or directors, as available, as well as from others.

We have initiated preliminary marketing of BondStation on our Bonds.com and BondStation.com. websites. We expect to begin a major advertising and marketing campaign for our electronic trading platform in January 2008.

To promote our BondStation electronic trading platform to individual investors, we have created Bonds.com TV, a streaming video presentation. Bonds.com TV includes a complete video based educational series incorporating content provided on our BondClass.com website as well as a general primer on economic indicators. On a daily basis we intend to produce and distribute segments that provide detailed updates on new issue underwriting in municipal bonds, agency bonds, corporate bonds, mortgages and other fixed-income securities. We expect to deliver Bonds.com TV to registered users via e-mail and it also will be archived on the Bonds.com and BondClass.com websites.  We also have produced several television and web ads that we intend to use to promote our business to potential clients, in several markets throughout the United States, during the first three months of 2008.

Additionally, we have registered to participate in several banking and credit union trade shows to enhance our relationships with banks and other institutions. Through our to-be-developed CD Station portal, we will provide banks and other institutional investors with an electronic trading platform to buy and sell brokered certificates of deposit.

We currently have 22 employees to support and grow our business operations. Three of our employees provide hardware and software technology support and also assist us with our internal programming requirements. Nine of these employees serve as relationship managers and directly service our individual and institutional investor clients with their trading operations. We also have five employees that provide customer support relating to new accounts, trading and compliance requirements. We believe that our staff is sufficient to handle our current business needs. We expect to add an additional 10 members to our sales staff in the near future. Our goal is to expand our sales staff to approximately 20 professionals by December 2008.

Our business requires significant expenditures on hardware to support the anticipated volume of online activity associated with our BondStation electronic trading platform. A substantial portion of our working capital has been utilized to contract with third parties for information and data feeds, servers with backup locations and onsite computer trading equipment. We anticipate that by the time our BondStation trading platform is fully operational, we will have expended approximately $2.0 million to purchase all of the hardware required to operate BondStation.

If we do not generate revenues at the levels projected in our business plan and/or do not become profitable in the timeframe expected, we will need to raise additional capital. We may not be able to obtain additional financing, if needed, in amounts or on terms acceptable to us, if at all. If we are not able to timely and successfully raise additional capital and/or achieve profitability or positive cash flow, our operating business, financial condition, cash flows and results of operations may be materially and adversely affected.

Recent Financing Activities

During the period from October 19, 2007 to November 2, 2007, Holdings raised gross proceeds of $4,350,000 from the sale of common stock and warrants to 49 accredited investors. In the October 2007 Offering Holdings raised $3,750,000 of new funds and converted $600,000 of outstanding indebtedness. Holdings issued an aggregate of 1,314,135 shares of common stock and warrants to purchase up to an aggregate of 657,111 shares of our common stock, at an exercise price of $4.14 per share. In the Reverse Merger consummated on December 21, 2007, these securities were converted into 8,236,551 shares of our common stock and warrants to purchase 4,942,264 shares of our common stock at an exercise price of $0.66 per share. The net proceeds received by Holdings, after the deduction of offering expenses and excluding the conversion of indebtedness, were approximately $3,375,000. Under the terms of the October 2007 Offering, net proceeds were allocated to (1) repayment of outstanding loans to Holdings’ founders in an aggregate principal amount of up to $500,000; (2) recruiting and training additional management, technical and marketing personnel; (3) research and development; (4) public relations; (5) advertising and marketing; (6) development and maintenance of our BondStation electronic trading platform; and (7) general working capital purposes. As of the date of filing of this Form 10-K, we have spent approximately $2,600,000 of the proceeds to further our plan of operations.

Operating Revenues and Expenses

Sales revenues from trading in fixed income securities are generated by spread we receive equal to the difference between the prices at which we sell securities on our BondStation trading platform and the prices we pay for those securities. To date we have only generated nominal revenues on our BondStation trading platform.

Sales revenues from investment advisory business will generally be generated from fees we charge for each account we manage ranging from .3% to 2% of the assets under management in each account; provided, however, that any assets allocated to the trading of fixed income securities will be excluded in determining the amount of assets under management, since we will generate revenue on those amounts through our fixed income trading business. The applicable percentage fee we will charge with respect to an account will depend on the amount of fees that we are required to share, if any, with other investment advisors or fund managers, as well as other factors which we may determine on an account-specific basis. To date we have not generated any revenues from providing investment advisory services.

Costs of sales will generally consist of the amounts we pay to purchase securities, charges incurred for each transaction (ticket charges) and other trading related expenses.

Operating expenses will generally consist primarily of commissions to salespersons (which generally do not exceed 30% of the revenues generated by such salespersons’ accounts), application support costs, marketing costs, and corporate infrastructure costs. We expect that our operating expenses will decrease as a percentage of net sales if we are able to increase our net sales by executing our business plan. We also expect this reduction in operating expenses, as a percentage of net sales, will be partially offset by the continuing development of our business plan and the increased costs of operating as a public company.

Cash flows used in operating activities since October 18, 2005 (inception) were approximately $5,130,000. Of this amount, payroll accounted for approximately $1,356,000, non-capitalized software expense for approximately $805,000, and royalties, set-up fees, and subscription costs associated with our websites for approximately $708,000. Legal fees associated with formation of the Company, domain name acquisition, general corporate representation and public company preparation accounted for approximately $827,000 of such total cash flows used in operating activities during said period. Interest expense was approximately $72,000. All other cash flows used in operating activities including rent, consulting fees, travel and miscellaneous expenses accounted for the remaining approximately $1,362,000 of our total cash flows used in operating activities during said period.

Since our inception on October 18, 2005, we have expended significant amount of capital primarily associated with product development, production of our marketing programs, and the expansion of our personnel in the technical support area. We have also hired sales and sales support personnel, compliance and operational employees. As of December 31, 2007 we have invested approximately $1.34 million to develop our Bonds.com and Bondstation.com websites.

Going Concern

Our independent auditors have added an explanatory paragraph to their audit opinion issued in connection with the consolidated financial statements of Bonds.com Holdings, Inc. for the years ended December 31, 2007 and 2006, with respect to their doubt about our ability to continue as a going concern due to our recurring losses from operations and our accumulated deficit. The Company has a history of operating losses since its inception in 2005, and has an accumulated deficit of $5,933,691 at December 31, 2007, which together raises doubt about the Company’s ability to continue as a going concern. Our ability to continue as a going concern will be determined by our ability to sustain a successful level of operations and to continue to raise capital from debt, equity and other sources. The accompanying consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Off-Balance Sheet Arrangements

We had no off-balance sheet arrangements as of December 31, 2007.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not required.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The following financial statements are contained in this Annual Report:

- Report of Independent Registered Public Accounting Firm;

- Consolidated Balance Sheets - December 31, 2007 and 2006;

- Consolidated Statements of Operations - Period from October 18, 2005 (inception) to December 31, 2007 and for the Years ended December 31, 2007 and 2006;

- Consolidated Statements of Changes in Stockholders' Equity - Period from October 18, 2005 (inception) to December 31, 2007;

- Consolidated Statements of Cash Flow - Period from October 18, 2005 (inception) to December 31, 2007 and for the Years December 31, 2007 and 2006; and

- Notes to Consolidated Financial Statements.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A(T). CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Disclosure controls and procedures are designed with the objective of ensuring that information required to be disclosed in reports filed by the Company under the Exchange Act, such as this annual report, is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission. Disclosure controls and procedures are also designed with the objective of ensuring that such information is accumulated and communicated to management, including the Chief Executive Officer and the Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

Based on the controls evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that, subject to the limitations noted herein, as of the end of the period covered by this annual report, our disclosure controls were effective to provide reasonable assurance that information required to be disclosed in our periodic reports filed with the Securities and Exchange Commission is recorded, processed, summarized and reported within the time period specified by the SEC, and that material information relating to the Company and its consolidated subsidiaries is made known to management, including the Chief Executive Officer and Chief Financial Officer, particularly during the period when our periodic reports are being prepared.

Management's Annual Report on Internal Control over Financial Reporting

Management of the Company is responsible for establishing and maintaining adequate internal control over financial reporting. The Company's internal control over financial reporting is designed to provide reasonable assurance as to the reliability of the Company's financial reporting and the preparation of financial statements in accordance with generally accepted accounting principles.

The Company's management has assessed the effectiveness of the Company's internal control over financial reporting as of December 31, 2007. In making this assessment, the Company used the criteria established by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in "Internal Control-Integrated Framework."

The Company was a “shell company” (as defined in Rule 12b-2 under the Securities Exchange Act of 1934, as amended) until it consummated a “reverse merger” transaction on December 21, 2007, at which time it became subject to Section 404 of The Sarbanes-Oxley Act of 2002.

The Securities and Exchange Commission defines a material weakness as a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the Company’s annual or interim financial statements will not be prevented or detected on a timely basis.

Management’s assessment identified the following weaknesses in the Company’s internal control over financial reporting as of December 31, 2007:

The Company’s policies and procedures did not include adequate management oversight and review of the Company’s accounting for purchase accounting and stockholders’ equity. This lack of adequate management oversight and review resulted in adjustments in the Company’s statement of operations and statement of equity in the Company’s preliminary 2007 consolidated financial statements. These adjustments were detected and corrected by management in the accompanying consolidated financial statements prior to their issuance. This deficiency results in a possibility that a material misstatement of the Company’s annual or interim consolidated financial statements would not be prevented or detected.

Based on the Company's processes and assessment, as described above, management has concluded that, as of December 31, 2007, the Company's internal control over financial reporting may not be effective.

The Company hired a Chief Financial Officer in February of 2008, and management is currently establishing adequate disclosure controls and procedures designed to provide adequate internal control over financial reporting.

Management's assessment of the effectiveness of the Company's internal control over financial reporting as of December 31, 2007 has not been audited by Daszkal Bolton LLP, the Company’s independent registered public accounting firm. Additionally, this annual report does not include an attestation report of the Company's registered public accounting firm regarding internal control over financial reporting. Management's report was not subject to attestation by the Company’s registered public accounting firm pursuant to temporary rules of the SEC that permit the Company to provide only management’s report in this annual report.

ITEM 9B. OTHER INFORMATION

None.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The following sets forth certain information about each of our executive officers and directors and their current positions with the Company.

Name	Age	Position(s) and Office(s) Held
John J. Barry IV	35	President, Chief Executive Officer and Chairman
William M. Bass	61	Executive Vice President and Secretary
Christopher Loughlin	34	Chief Operating Officer
Rodger Rees	53	Chief Financial Officer and Director
Leslie-Anne Moore	50	Vice President and Chief Compliance Officer of Holdings and Chief Compliance Officer and Chief Financial Officer of Bonds.com
John Barry III	62	Director
Christopher Moody	34	Director
Kevin R. Keating	66	Director

Set forth below is a brief description of the background and business experience of each of our executive officers and directors of the Company.

John J. Barry IV has been our President, Chief Executive Officer and Chairman of the board of directors since December 2007. Mr. Barry also has been President and Chief Executive Officer of Holdings since May 2006 and a member of its board of directors since October 2005.  He also has served on the board of Holdings’ subsidiaries Bonds.com, Inc. and Bonds.com Wealth Management, LLC since October 2007 and July 2007, respectively.  Mr. Barry has over 12 years of experience in developing trading operations from the start up phase to a profitable mature business operation.  Mr. Barry began his career in 1994 with G.X. Clarke, a government and agency bond dealer. From 1995 to August of 2000, Mr. Barry was employed by the broker-dealer services division of ABN-Amro - LaSalle National Bank in Boca Raton, Florida, where he served as an underwriter and trader of callable structured debt designed for retail and smaller institutions.  From 2000 to August 2002, Mr. Barry was employed by Amherst Securities as managing director/division head/partner where he was solely responsible for creating an agency trading division.  From August 2002 to August 2005, Mr. Barry was employed by Sovereign Bank as managing director/division head to increase its sales and trading product mix within its Securities Corporation.  Mr. Barry graduated in 1994 with a Bachelor of Science degree in Psychology from Georgetown University.

William M. Bass has been our Executive Vice President and Secretary since December 2007. Mr. Bass was also a director of the Company from December 2007 to February 2008. Mr. Bass also has been Executive Vice President of Holdings since February 2007 and Secretary since December 2007. He was also a director of Holdings from February 2007 to February 2008. He has also been the President and Chief Executive Officer of Holdings’ subsidiary, Bonds.com, Inc. since October 2007 and its other subsidiary, Bonds.com Wealth Management, LLC, since July 2007.

Mr. Bass has been a senior executive in the capital markets business for over 20 years with a fixed income securities career dating to 1971.  From 2000 to November 2006, Mr. Bass was President and CEO of Sovereign Securities Corporation, LLC (“SSC”), which focused on fixed income securities business with institutional portfolio managers.  SSC is a separately capitalized, wholly-owned and registered broker dealer subsidiary of Sovereign Bank, headquartered in Philadelphia, PA.  From 1999 to 2000, Mr. Bass served as Executive Vice President and Chief Operating Officer of Redwood Financial Services, a subsidiary of Redwood Trust Company, where he reported to the division heads of Trading, Information Technology, Underwriting and Collateral Control, and Financial Reporting.  Prior to his employment with Redwood, from 1993 to 1998, Mr. Bass, served as Senior Managing Director of CoreStates Securities Corporation and CoreStates Capital Markets and the predecessor firms, Meridian Securities, Inc. and Meridian Capital Markets.  At these firms he was responsible for Institutional Trading and Sales, Administration and Account Management, and Business Development.  Prior to his employment with Meridian and CoreStates, Mr. Bass was President and co-founder of Dominion Financial Services (“DFS”), in 1991, which was a provider of bankcard processing services.  He later sold his interest in DFS to his partner and co-founder in order to join Meridian Bank.  From 1989 until 1991, Mr. Bass pursued a number of financial and investment related ventures.  From 1985 to 1988, Mr. Bass was a Senior Vice President with Sovran Investment Corporation, a subsidiary of Sovran Bank in Richmond, VA..  Here he reorganized and directed the fixed income trading, and analytics departments, and established the market risk management functions.   From 1978 until 1985, Mr. Bass was Vice President and head of competitive and negotiated municipal bond underwriting at Bevill, Bressler, and Schulman (“BBS”) in Livingston, New Jersey.  During this time, he was promoted to Senior Vice President and Manager of the Municipal Bond Department.  Founded in 1972, BBS was a privately owned full service investment banking firm.  While at BBS, he was responsible for the day-to-day activities of the municipal bond trading, sales, underwriting, and public finance departments.  Mr. Bass began his financial services career in 1972 as a junior municipal bond trader at United Municipal Investment Corporation in Memphis, Tennessee.

Mr. Bass has held executive management positions with NASD-registered Broker/Dealers with responsibility for trading, institutional sales, fixed income analytics, compliance, and administration.  Mr. Bass attended the University of Georgia where he studied Engineering and Business Management.

 Christopher Loughlin has been our Chief Operating Officer since December 2007.  Mr. Loughlin also has been the Chief Operating Officer of Holdings since December 2007.  Mr. Loughlin is responsible for the marketing, technology and operations of our Bonds.com, Inc. subsidiary.  From April 2004 to December 2007, Mr. Loughlin was employed by Keane Inc., a provider of business and technology consulting services for several industries. His employment with Keane began in April 2004 at its predecessor company NetNumina Inc., where he served as Senior Manager until April 2005 and then as Client Partner until April 2006, when NetNumina was acquired by Keane. Shortly after such acquisition, Mr. Loughlin became Managing Director of Keane through May 2007 and then Vice President and Managing Director until December 2007. In August 2003, Mr. Loughlin was a co-founder and President of Tacto, LLC, a textile importer. Mr. Loughlin transferred his interest in Tacto to his partner prior to his being employed by NetNumina. From March 2003 to July 2003, Mr. Loughlin was a Product Director at Novell Inc. Prior to that from April 2000 to November 2002, Mr. Loughlin was a Director at Fort Point Partners, a financial services and retail systems integration firm based in San Francisco. Mr. Loughlin began his career as an Associate Director at Cambridge Technology Partners an IT technology and business strategy consulting firm.  Mr. Loughlin received a B.S. in Economics and Finance from Bentley College and an MBA from the McCallum School in International Business.

Rodger Rees has been Chief Financial Officer and a director of the Company since February 2008. From November 2007 to February 2008, Mr. Rees was a consultant with Tatum, LLC, an Atlanta-based consulting firm that provides chief financial officers to businesses on a consulting basis. While engaged by Tatum, LLC, Mr. Rees provided financial consulting services to Bonds.com Holdings, Inc., which we acquired in a reverse merger transaction on December 21, 2007, and which is our current operating business. From May 2005 through May 2006, Rodger E. Rees served as Chief Financial Officer and Secretary of Empire Financial Holding Co. (now Jesup & Lamont, Inc.), a publicly traded brokerage, asset management, and investment banking firm with wholly-owned subsidiaries Empire Financial Group, Inc., a FINRA-registered broker-dealer, and Empire Investment Advisors, Inc., an SEC-registered investment advisory firm. From February 2005 through May 2006, Mr. Rees served as Chief Operating Officer of Empire Financial Group, Inc. and Empire Investment Advisors, Inc. From July 2001 through February 2005, Mr. Rees served as the director of independent broker-dealer services for Empire Financial Group, Inc. Mr. Rees holds a Bachelor of Science degree with a major in accounting from East Tennessee State University and is a Certified Public Accountant licensed in the state of Georgia.

Leslie-Anne Moore has been a Vice President and Chief Compliance Officer of Holdings since July 2007.   She has also served as the Chief Compliance Officer, Chief Financial Officer and Anti-Money Laundering Compliance Officer of Holdings’ subsidiary, Bonds.com, Inc. since October 2007.  Ms. Moore has held positions as Chief Compliance Officer and Anti-Money Laundering Compliance Officer for several broker-dealers, an electronic compliance network, an investment adviser and a mutual fund company.  From September 2003 through February 2007, Ms. Moore served as the Chief Compliance Officer reporting directly to the General Counsel for the parent company of The Weiss Fund in Palm Beach Gardens, FL.  From September 2003 to August 2007, Ms. Moore served as Chief Compliance Officer for The Weiss Fund and reported directly to the board of directors for the Fund. From July 2002 to September 2003, Ms. Moore was self employed as the principal of a financial mortgage business. From January 2001 to July 2002, Ms. Moore was the Compliance Officer for NexTrade, Inc, an ECN registered with the SEC.  In From September 1999 to January 2001, Ms. Moore as Chief Financial Officer and Chief Compliance Officer of Point Direx Securities, LLC in Orlando, Florida, which was a day-trading firm that employed approximately 65 day traders.  From April 1991 to September 1999, Ms. Moore worked at Your Discount Broker, Inc., in Boca Raton, Florida, as its Trading/Operation and Compliance Manager.  Ms. Moore began her securities career in 1977 at Kuhn Loeb where she worked in the Research Department.

John Barry III has been a director of the Company since December 2007. He has also served as a member of the board of directors of Holdings since October 2005 and was the Secretary of Holdings from October 2005 until December 2007. Mr. Barry started his career in the Fixed Income markets in 1970, working at American Security and Trust as a portfolio manager. In 1974 he went to work at NCNB in Charlotte, North Carolina. There he ran funding for the corporation. In 1976 he was recruited by Goldman Sachs and spent his career working with major institutions.  He retired from Goldman in 1997. In 2000 he came out of retirement to work at Amherst Securities as a managing director/partner and office principal. In August 2002 he moved to Sovereign Bank where he was the office principal until August 2005.  Mr. Barry graduated from Georgetown University in 1967 with a Bachelor degree in Business, majoring in Finance.

Christopher Moody has been a director of the Company since December 2007. He has also served as a member of the board of directors of Holdings since September 2007. Since January 2003, Mr. Moody has been the Vice President and Treasurer of Valhalla Management, Inc and Co-Managing Member of Viking Management, each of which are General Partners of various hedge funds, which collectively have total assets under management exceeding $325 Million.  Each of these hedge funds are primarily engaged in the active trading of equity indexes.  Prior to Mr. Moody’s role at Valhalla Management, Inc. and Viking Management, LLC, he was a Financial Advisor for UBS-PaineWebber from 1997 until 2003, and a Financial Advisor with American Express from 1996 until 1997.

Kevin R. Keating has been a director of the Company since March 2007 and also served as Chief Executive Officer, Chief Financial Officer, President, Secretary and Treasurer of the Company from March 2007 to December 2007.  Since June 2004, Mr. Keating also has been the managing member of Vero Management, LLC, which provides administrative and financial consulting services for micro-cap public companies.  For more than 40 years, he has been engaged in various aspects of the investment business. Mr. Keating began his Wall Street career with the First Boston Company in New York in 1965.  From 1967 through 1974, he was employed by several institutional research boutiques where he functioned as Vice President Institutional Equity Sales. From 1974 until 1982, Mr. Keating was the President and Chief Executive Officer of Douglas Stewart, Inc., a New York Stock Exchange member firm. From 1982 through 2006, he was associated with a variety of securities firms as a registered representative servicing the needs of high net worth individual investors. Most recently, Mr. Keating served as a registered representative of Brookstreet Securities Corp. from June 1994 through December 2006.  Additionally, Mr. Keating currently serves as director on the boards of Catalyst Lighting Group, Inc., 99 Cent Stuff, Inc., Blue Holdings, Inc., People’s Liberation, Inc., DigitalFX International, Inc. and QuikByte Software, Inc. He is also the sole officer and director of Wentworth II, Inc., Wentworth IV, Inc., Wentworth V, Inc., Wentworth VI, Inc., Wentworth VII, Inc., Wentworth VIII, Inc., and Frezer, Inc., all of which are publicly-reporting, non-trading blank check companies.

Kevin R. Keating is the father of Timothy J. Keating, the managing member of Keating Investments, LLC. Keating Investments, LLC is the managing member of KI Equity Partners VI, LLC (“KI Equity”).

Principal Financial and Accounting Officer

Upon his being appointed Chief Financial Officer of the Company in February 2008, Rodger Rees has replaced William M. Bass as our principal accounting and financial officer.

Term of Office

Our directors are appointed for a one-year term to hold office until the next annual meeting of our stockholders or until removed from office in accordance with our by-laws. All of our current directors, except for Kevin R. Keating, were appointed to the board by Mr. Keating, our sole director immediately prior to the Reverse Merger. Mr. Keating was appointed to the board by former members of the board of directors in March 2007.

Family Relationships

John Barry III, one of our directors and John J. Barry IV, our President, Chief Executive Officer and Chairman are father and son. There are no other family relationships between or among the directors, executive officers or persons nominated or chosen by us to become directors or executive officers.

Involvement in Certain Legal Proceedings

To the best of our knowledge, during the past five years, none of the following occurred with respect to a present or former director, executive officer, or employee: (1) any bankruptcy petition filed by or against any business of which such person was a general partner or executive officer either at the time of the bankruptcy or within two years prior to that time; (2) any conviction in a criminal proceeding or being subject to a pending criminal proceeding (excluding traffic violations and other minor offenses); (3) being subject to any order, judgment or decree, not subsequently reversed, suspended or vacated, of any court of competent jurisdiction, permanently or temporarily enjoining, barring, suspending or otherwise limiting his or her involvement in any type of business, securities or banking activities; and (4) being found by a court of competent jurisdiction (in a civil action), the SEC or the Commodities Futures Trading Commission to have violated a federal or state securities or commodities law, and the judgment has not been reversed, suspended or vacated.

BOARD INDEPENDENCE

Standard of Independence

At this time, the Company is not subject to the requirements of a national securities exchange or an inter-dealer quotation system with respect to the need to have a majority of its directors be independent. In the absence of such requirements, the Company has elected to use the definition established by the NASDAQ independence rule which defines an “independent director” as “a person other than an officer or employee of the company or its subsidiaries or any other individual having a relationship, which in the opinion of the company's board of directors, would interfere with the exercise of independent judgment in carrying out the responsibilities of a director.” The definition further provides that the following relationships are considered bars to independence regardless of the board's determination:

Employment by the Company. Employment of the director or a family member by the Company or any parent or subsidiary of the Company at any time thereof during the past three years, other than family members in non-executive officer positions.

$100,000 Compensation. Acceptance by the director or a family member of any compensation from the Company or any parent or subsidiary in excess of $100,000 during any twelve month period within three years of the independence determination.

Auditor Affiliation. A director or a family member of the director, being a partner of the Company's outside auditor or having been a partner or employee of the company's outside auditor who worked on the Company's audit, during the past three years.

Payments to or from an Affiliated Entity. A director who is, or has a family member who is, a partner in, or a controlling shareholder or an executive officer of, any organization to which the Company made, or from which the Company received, payments for property or services in the current or any of the past three fiscal years that exceed 5% of the recipient's consolidated gross revenues for that year, or $200,000, whichever is more, other than (i) payments arising solely from investments in the Company’s securities or (ii) payments made under non-discretionary charitable contribution matching programs.

Service on Compensation Committee of Another Entity. A director of the Company who is, or has a family member who is, employed as an executive officer of another entity where at any time during the past three years any of the executive officers of the Company serve on the compensation committee of such other entity.

Based on the foregoing definition, the board of directors has determined that Christopher Moody and Kevin R. Keating are the only current directors who are “independent directors.”

Standing Committees of the Board

At this time, the Company is a small business issuer whose common stock is authorized for quotation on the OTC Bulletin Board and is not subject to the requirements of a national securities exchange or an inter-dealer quotation system with respect to the establishment and maintenance of any standing committees. In any event, the Company, in February 2008, established a separate standing audit committee, compensation committee and nominating committee.

The members of our audit committee are directors Christopher Moody, who chairs the committee. Kevin R. Keating, John Barry III and Rodger Rees. The audit committee performs the following functions: (1) selection and oversight of our independent accountant; (2) establishing procedures for the receipt, retention and treatment of complaints regarding accounting, internal controls and auditing matters; and (3) engaging outside advisors. The company is not a "listed company" under SEC rules and is therefore its audit committee is not required to be comprised of only independent directors. The board has determined that none of the members currently serving on the audit committee is an independent director and the audit committee does not include an independent director who is an "audit committee financial expert" within the meaning of the rules and regulations of the SEC. The board has determined, however, that each of the members of the audit committee is able to read and understand fundamental financial statements and has substantial business experience that results in that member's financial sophistication. Accordingly, the board believes that each of the members of the audit committee have the sufficient knowledge and experience necessary to fulfill the duties and obligations required to serve on the audit committee.

The members of our compensation committee are directors Moody, Keating and Rees. This committee has two primary responsibilities: (1) to establish, review and approve CEO compensation and to review and approve other senior executive compensation, and (2) to monitor our management resources, structure, succession planning, development and selection process as well as the performance of key executives. It also oversees our 2006 Equity Plan and any other compensation and equity-based plans.

All of our directors serve on our nominating committee.

Compensation of the Board of Directors

Directors are not paid any fees or compensation for services as members of our board of directors or any committee thereof, but are reimbursed for their out-of-pocket expenses incurred in connection with attendance at meeting of the board of directors. We may, in the future, compensate non-employee directors who serve on our board of directors by paying cash compensation and/or the issuance of options under an equity incentive plan.

Code of Ethics

A code of ethics relates to written standards that are reasonably designed to deter wrongdoing and to promote:

•	Honest and ethical conduct, including the ethical handling of actual or perceived conflicts of interest between personal and professional relationships;

•	Full, fair, accurate, timely and understandable disclosure in reports and documents that are filed with, or submitted to, the SEC and in other public communications made by an issuer;

•	Compliance with applicable governmental laws, rules and regulations;

•	The prompt internal reporting of violations of the code to an appropriate person or persons identified in the code; and

•	Accountability for adherence to the code.

In March 2008 we adopted a Code of Business Conduct and Ethics (“Code of Ethics”) that our employees, officers (including executive officers, which include our principal executive officer and principal financial and accounting officer) and directors are asked to uphold. This Code of Ethics covers all of the above-described standards of conduct.

Compliance with Section 16(a) of the Exchange Act

Section 16(a) of the Securities Exchange Act of 1934, as amended, generally requires our directors and executive officers and persons who own more than 10% of a registered class of our equity securities (“10% owners”) to file with the SEC initial reports of ownership and reports of changes in ownership of common stock and other equity securities of the Company. Directors and executive officers and 10% owners are required by SEC regulation to furnish us with copies of all Section 16(a) reports they file. To our knowledge, based solely on review of copies of the reports furnished to us and verbal representations that no other reports were required to be filed during the fiscal year ended December 31, 2007, all Section  16(a) filing requirements applicable to our directors, executive officers and 10% owners were met.

ITEM 11. EXECUTIVE COMPENSATION

The table below summarizes all compensation awarded to, earned by, or paid, during our last two completed fiscal years to (i) our President and Chief Executive Officer and (ii) our other most highly compensated executive officers whose total compensation exceeded $100,000 during our last fiscal year.

Name and Principal Position	Year	Salary ($) (1)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total Compensation ($)

John J. Barry IV	2007	$17,054	—	—	—	—	—	—	$17,054
President, CEO and Chairman (1)	2006	5,000	—	—	—	—	—	—	5,000
William M. Bass	2007	85,542	1,844	—	120,267	—	—	—	$207,653
Executive Vice President (2)	2006	—	—	—	—	—	—	—	—

(1)	Mr. Barry currently is paid a salary of $2,000 per month and does not receive any additional compensation from the Company.

(2)
Mr. Bass commenced employment with Bonds.com Holdings in February 2007. During 2007, Mr. Bass was paid salary in the aggregate amount of $59,375 and he agreed to defer payment of an additional $26,167 of salary which otherwise would have been payable to him under the provisions of his employment agreement. Mr. Bass agreed to defer his salary so that the Company would have sufficient funds to hire additional personnel. At March 27, 2008, outstanding deferred salary payable to Mr. Bass was $38,667. Mr. Bass was also granted an option in February 2007 to purchase 1,652,899 shares of our common stock at an exercise price of $0.50 per share which had vested with respect to 206,612 shares at December 31, 2007. The total value of such option is $524,801. The remaining $404,534 will be recognized by Mr. Bass as compensation in subsequent years.

Outstanding Equity Awards at Fiscal Year-End

	Option Awards
Name	Number of Securities Underlying Unexercised Options Exercisable	Number of Securities Underlying Unexercised Options Unexercisable	Option Exercise Price	Option Expiration Date

John J. Barry IV	—	—	$—	—

William M. Bass (1)	206,612	1,446,287	$0.50	1/31/2017

(1)
On February 1, 2007, pursuant to the provisions of his Employment Agreement with Holdings, Mr. Bass was granted an option to purchase 263,719 shares of Holdings common stock, which was exchanged for options to purchase 1,652,899 shares of our common stock, at an exercise price of $0.50 per share.  The option, which is exercisable until February 1, 2017, vests with respect to one-eighth of the total number of shares available thereunder, after each six month period. The first of these vesting dates occurred on September 1, 2007. The option vested with respect to an additional 206,612 shares of common stock on February 1, 2008.

Employment Agreements

William M. Bass

Holdings entered into an Employment Agreement with William M. Bass, our Executive Vice President and Secretary and the President and Chief Executive Officer of our broker-dealer subsidiary, Bonds.com, Inc. Mr. Bass’s Employment Agreement, which was entered into in February 2007, is for a period of five years, and was assumed by us in connection with the Reverse Merger. The following is a summary of the substantive terms of Mr. Bass’s Employment Agreement. A copy of Mr. Bass’s Employment Agreement has been filed as an exhibit to this Form 10-K.

Mr. Bass’s Employment Agreement provides for an initial base salary of $125,000 per year, which was to be increased to $175,000 per year beginning on January 1, 2008. Effective as of January 1, 2008, Mr. Bass’s Employment Agreement was amended in order to reduce the annual base salary rate payable to him effective as of that date from $175,000 to $150,000. Mr. Bass is also entitled to receive certain performance-based bonus payments, within 30 days after the end of each calendar quarter equal to:

•	5% of gross revenue generated by Bonds.com;

•	5% of net revenue (revenue after payment or sharing of fees with third parties)generated by Wealth Management; and

•	a percentage of gross revenue generated from Private Label Partners equal to (1) 5% the first year, (2) 2.5% the second year; (3) 1.25% the third year and (4) no further bonus thereafter.

Subject to certain reductions in an aggregate amount of not more than 2%, in the event that the Company employs additional managers and/or supervisors, in the future. Such reduction in Mr. Bass’s bonus does not apply to revenue generated with respect to Private Label Partners.

Mr. Bass was also granted a ten-year option to purchase 263,719 shares of Holdings’ common stock at an exercise price of $3.15 per share, which option was exchanged for an option to purchase 1,652,899 shares of our common stock at an exercise price of $0.50 per share, in connection with the Reverse Merger. Mr. Bass’s Stock Option Agreement with Holdings, which has been filed as an exhibit to this Form 10-K, will be replaced with a new Stock Option Agreement with the Company, in the near future.

Mr. Bass also is entitled to participate in the Company's employee compensation and other benefit programs. In addition, he is entitled to reimbursement for all documented reasonable expenses incurred in connection with the fulfillment of his duties. The Company may terminate Mr. Bass's employment with or without cause. If his employment is terminated without cause, Mr. Bass is entitled to a severance payment equal to (i) his base salary for the remainder of the term of his Employment Agreement, payable on the regular payment dates; (ii) any bonus payments payable for the calendar quarter in which his employment is terminated; and (iii) a lump sum payment equal to 50% of the compensation paid to him during the four consecutive quarters prior to termination in which he received the highest aggregate compensation. In addition, the stock option granted to him will accelerate and become fully vested. Mr. Bass may terminate his Employment Agreement at any time upon at least 30 days prior written notice.

Mr. Bass has agreed to devote his full business time and attention to the business of the Company and its subsidiaries and has also agreed not to compete with the Company’s business during his employment and for a period of one year thereafter. Mr. Bass has also agreed, for a period of one year after the termination of his employment, not to solicit any of the Company’s employees, customers, suppliers or consultants.

Equity Plan

2006 Equity Plan

On August 15, 2006, Holdings adopted its 2006 Equity Plan (the “Plan”).   The Plan provides for the grant of incentive stock options, non-statutory stock options and stock purchase rights to employees, directors, and consultants of Holdings (except for incentive stock options which may only be granted to employees).  Under the terms of the Plan, stock issued pursuant to the exercise of stock purchase rights are subject to repurchase by Holdings upon the termination of an employee’s employment.  The number of shares of Common Stock reserved for issuance under the Plan was 500,000 shares.

Upon the consummation of the Reverse Merger, we adopted and assumed the Plan. The total number of shares of our common stock reserved for issuance under the Plan is 3,133,825 shares after giving effect to the issuance of 6.2676504 shares of our common stock for each share of Holdings common stock converted in the Reverse Merger. As of the date of this Form 10-K there is one option granted under the plan to a non-executive employee for 237,507 shares of common stock and 2,896,318 shares remaining available for future grants. We will obtain the approval of our stockholders to the assumption of the Plan, on or before December 21, 2008, which is within 12 months after the adoption of the Plan by the Company.

Stock Options

As of the date of this Form 10-K we have outstanding options to purchase shares in the aggregate of 1,890,406 shares of our common stock.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth, as of March 27, 2008, the number of shares of our common stock owned by (i) each person who is known by us to own of record or beneficially five percent (5%) or more of our outstanding shares, (ii) each of our directors, (iii) each of our executive officers and (iv) all of our directors and executive officers as a group. Unless otherwise indicated, each of the persons listed below has sole voting and investment power with respect to the shares of our common stock beneficially owned.

Name and Address of Beneficial Owner (1)	Number of Shares Beneficially Owned (2)	Percentage of Shares Beneficially Owned (3)
Directors and Executive Officers
John J. Barry IV	20,714,992 Shares	33.8%
William M. Bass (4)	413,225 Shares	*
John Barry III	20,724,388 Shares	33.9%
Christopher Moody (5)	3,911,869 Shares	6.4%
Kevin R. Keating	68,713 Shares	*
Rodger Rees	—	—
Christopher Loughlin	—	—
Leslie-Anne Moore	—	—
All directors and executive officers as a group (8 persons) (4)(5)	45,833,187 Shares	74.9%

* Less than 1%

(1)	Except as otherwise indicated, the address of such persons is the Company's offices at 1515 South Federal Highway, Suite 212, Boca Raton, Florida 33432.

(2)
As used in this table, “beneficial ownership” means the sole or shared power to vote, or to direct the voting of, a security, or the sole or shared investment power with respect to a security (i.e., the power to dispose of, or to direct the disposition of, a security). In addition, for purposes of this table, a person is deemed, as of any date, to have “beneficial ownership” of any security that such person has the right to acquire within 60 days after such date but are not deemed to be outstanding for the purposes of computing the percentage ownership of any other person shown in the table.

(3)	Based upon 61,216,590 shares of common stock issued and outstanding .

(4)
Reflects a stock option granted to Mr. Bass which may be exercised until February 1, 2017, for up to 1,652,899 shares of common stock, at an exercise price of $0.50 per share, the right to exercise up to 413,225 shares which shall have vested within 60 days after the date of this Form 10-K.

(5)
Includes 3,116,171 shares of common stock held by the Christopher D. Moody Revocable Trust of which Mr. Moody is sole trustee.  Also includes 795,698 of the 1,591,395 shares of common stock held by Valhalla Investment Partners. Mr. Moody, who is an officer of Valhalla Investment Partners, shares 50% of the voting and dispositive power with respect to the shares owned by Valhalla Investment Partners, and therefore disclaims beneficial ownership as to 50% of such shares.  Does not include an aggregate of 284,026 shares of common stock held by irrevocable trusts for the benefit of Mr. Moody’s children of which he has no control and disclaims beneficial ownership.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

General

Kevin R. Keating, is the father of Timothy J. Keating, the managing member of Keating Investments, LLC. Keating Investments, LLC (“Keating Investments”) is the managing member of KI Equity, which was the majority stockholder of the Company prior to the Reverse Merger. Keating Investments is also the managing member and sole owner of Keating Securities, LLC, a registered broker-dealer. Kevin R. Keating is not affiliated with and has no equity interest in Keating Investments, KI Equity or Keating Securities, LLC and disclaims any beneficial interest in the shares of Common Stock owned by KI Equity.

To the extent that conflicts of interest may exist between the Company and its management, these conflicts of interest are addressed based on the policies and procedures set forth in our Code of Ethics for the resolution of current or potential conflicts of interests between the Company, our officers and directors or affiliated entities. There can be no assurance that management will resolve all conflicts of interest in favor of the Company, and conflicts of interest may arise that can be resolved only through the exercise by management of their best judgment as may be consistent with their fiduciary duties.

Loans from Officers and Directors

On January 29, 2008, two of our directors, John Barry III and Christopher D. Moody, provided credit lines to us in an aggregate principal amount of up to $250,000 for a total of $500,000. The outstanding principal amounts of these loans accrue interest at a rate of 10% per annum and all outstanding principal and interest is due and payable on or before December 31, 2008 (the “Maturity Date”). As of the date of this Form 10-K, each of them had provided a loan to us in the principal amount of $250,000, resulting in a total indebtedness of $500,000.

From September 2006 through August 2007, John Barry III, one of our directors, made loans to Holdings in the aggregate principal amount of $363,000. The entire outstanding principal amount of these loans and all accrued interest, in the amount of $391,126 was repaid on November 20, 2007.

The Christopher D. Moody Revocable Trust, of which our director, Christopher D. Moody, is sole trustee, made loans to Holdings in an aggregate principal amount of $650,000 from July 2007 through September 2007, which loans bear interest at a rate of 12% per annum and mature at various times from June 2008 through July 2008. The Christopher D. Moody Revocable Trust also made loans to Holdings in an aggregate principal amount of $200,000 in September and October 2007. These loans were converted in the October 2007 Offering.

Outstanding Indebtedness to Keating Investments

In connection with the Reverse Merger, the Company agreed to pay Keating Investments an advisory fee of $500,000. This fee was payable to Keating Investments for advisory services relating to (1) the identification of the Company to Bonds.com Holdings, Inc., at the time that the Company was known as IPORUSSIA, Inc., a shell company without any operations whose shares of common stock traded on the OTC Bulletin Board, for the purpose of consummating the Reverse Merger and (2) the provision of advisory services during the period from September 2007 through the closing of the Reverse Merger on December 21, 2007. The Company paid $250,000 of this fee to Keating Investments, on or before the closing of the Reverse Merger and issued a promissory note in the principal amount of $250,000 for the remainder of such fee. The promissory note, which bears interest at a rate of 10% per annum, is payable on the earlier to occur of: (1) June 21, 2008 or (2) the date on which the Company consummates a public offering of equity securities resulting in gross proceeds equal to or in excess of $5,000,000. The Company has the right, at its election, to pay the outstanding principal amount and accrued interest in shares of its common stock. The price attributable to our common stock for such purpose would be equal to 75% of the market price at the time of issuance.

Consulting Services

In March 2007, approximately one month after a change of control of the Company in which KI Equity became the principal stockholder of the Company, IPORUSSIA entered into a management agreement Vero Management , LLC, the terms of which provided for Vero Management to (1) provide a broad range of managerial and administrative services to IPORUSSIA, including, assistance in the preparation and maintenance of IPORUSSIA’s financial books and records, the filing of various reports with the appropriate regulatory agencies as required by state and federal rules and regulations, the administration of matters relating to IPORUSSIA’s stockholders, as well as the preparation and distribution to stockholders of relevant corporate materials, and (2) provide office space, corporate identity, telephone and fax services, and mailing, postage and courier service. These services were provided for a fee of $2,000 per month, for an initial period which was to have been twelve months. The management agreement and Vero Management’s services were terminated as of October1, 2007, at which time IPORUSSIA had paid Vero Management a total of $12,000..  Kevin R. Keating is the managing member of Vero Management, LLC.  Except as set forth herein, as of the date of this prospectus, we have not entered into any agreements to compensate, nor have we paid any compensation to, Kevin R. Keating for any services rendered or to be rendered by him as an officer or director of the Company.

Investor Relations

In connection with the consummation of the Reverse Merger, the Company will engage After Market Support, LLC (“AMS”), a wholly-owned subsidiary of Keating Investments, to provide a comprehensive investor relations and after market support program (including development and execution of a plan for a NASDAQ listing) for a term of the earlier of (a) twelve (12) months or (b) until such time as the Company’s shares of Common Stock are listed on the Nasdaq Capital or Global Market.  The Company will pay fees at a rate of $10,000 per month. Kevin R. Keating’s son, Timothy J. Keating, is the President and Managing Member of Keating Investments.

Agreements entered into upon Consummation of Reverse Merger

Additionally, in connection upon the consummation of the Reverse Merger, we entered into or anticipate entering into the following agreements and transactions with certain of our directors and executive officers:

Registration Rights Agreement

Effective as of the closing date of the Reverse Merger, we entered into a Registration Rights Agreement with KI Equity, Kevin R. Keating and Garisch Financial, Inc., each of whom was a principal stockholder of the Company prior to the Reverse Merger, providing each of such stockholders with certain registration rights.

Lock-Up Agreement

Messrs. John Barry III and John J. Barry IV, who, in the aggregate, own greater than 50% of the issued outstanding shares of our common stock, have each entered into a lock-up agreement restricting the transfer of their shares of common stock. Subject to the right to make transfers to: family members; trusts, the beneficiaries of which may be either John Barry III or John J. Barry IV, as the case may be, and/or family members of that person; or an entity wholly-owned by any of those persons, each has agreed not to transfer his shares of common stock until December 21, 2008; provided, however , that beginning June 21, 2008 John Barry III is permitted to transfer such number of his shares of common stock, during each 90-day period, as shall be equal to 1% of the issued outstanding shares of common stock of the Company, subject to any restrictions on transfer pursuant to applicable securities laws.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

Our principal outside auditor is Daszkal Bolton LLP. Set forth below are the fees and expenses for Daszkal Bolton LLP for each of the last two years for the following services provided to us:

	2007	2006

Annual Audit Fees	$81,000	$31,000

Audit-Related Fees	$45,850	$—

Tax Fees	$—	$—

Other Fees	$—	—

Total Fees	$126,850	$31,000

Our audit committee approves each non-audit engagement or service with or by our independent auditor. Prior to approving any such non-audit engagement or service, it is the audit committee’s practice to first receive information regarding the engagement or service that (i) is detailed as to the specific engagement or service, and (ii) enables the audit committee to make a well-reasoned assessment of the impact of the engagement or service on the auditor's independence.

PART IV
ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES

a)
The financial statements included as part of this Form 10-K are identified in the index to the financial statements appearing in Item 8 of this Form 10-K and which index is incorporated in this Item 15 by reference.

b)	Exhibits

Exhibit Number and Document Description

Exhibit	Description

2.1	Agreement and Plan of Merger and Reorganization by and among IPORUSSIA, Inc., Bonds.com Holdings Acquisition, Inc. and Bonds.com Holdings, Inc., dated December 21, 2007 (1)

2.2
Stock Purchase Agreement dated as of August 21, 2007 among Bonds.com Holdings, Inc. and Hanover Capital Partners 2, Ltd., and with respect to Article IV hereof, Hanover Capital Mortgage Holdings, Inc., Relating to the purchase and sale of all of the capital stock of Pedestal Capital Markets, Inc. (1)

3.1	Certificate of Incorporation of IPORUSSIA, INC., as filed with the Secretary of State of Delaware on April 1, 2002 (2)

3.2	Certificate of Amendment of Certificate of Incorporation before payment of capital, as filed with the Secretary of State of the State of Delaware on April 1, 2002 (2)

3.3	Certificate of Ownership and Merger filed with the Secretary of Delaware on December 21, 2007 (1)

3.4	By-laws (2)

4.1	Specimen Common Stock Certificate (3)

4.2	Form of Warrant (1)

4.3	Form of Placement Agent Warrant (3)

4.4	Bonds.com Group, Inc. 2006 Equity Plan (1)

4.5	Stock Option Agreement between Bonds.com Holdings, Inc. (f/k/a Bonds Financial, Inc.) and William M. Bass dated as of February 1, 2007 (1)

4.6	Form of 12% Promissory Note (1)

4.7	Form of Investment Agreement between Bond.com Holdings, Inc. and each of the investors in the October 2007 Offering (1)

4.8	Promissory Note issued to Keating Investments, LLC dated December 21, 2007 (1)

4.9	Grid Promissory Note with John Barry III dated January 29, 2008 (6)

4.10	Grid Promissory Note with Christopher D. Moody dated January 29, 2008 (6)

10.1	Employment Agreement among Bonds.com Holdings, Inc. (f/k/a Bonds Financial, Inc.), Bonds.com, Inc. and William M. Bass dated as of February 1, 2007 (1)

10.2	Placement Agent Agreement dated October 5, 2007 between Bonds.com Holdings, Inc. and Keating Securities, LLC (1)

10.3	Registration Rights Agreement dated as of October 19, 2007 by and among Bonds.com Holdings, Inc. and each of the investors in the October 2007 Offering (1)

10.4	Registration Rights Agreement dated as of December 21, 2007, by and among IPORUSSIA, Inc., KI Equity Partners VI, LLC , Kevin R. Keating (“Keating”) and Garisch Financial, Inc. (1)

10.5	Lock-Up Agreement dated as of December 21, 2007, by and between IPORUSSIA, Inc. and John J. Barry IV (1)

10.6	Lock-Up Agreement dated as of December 21, 2007, by and between IPORUSSIA, Inc. and John Barry III (1)

10.7	Contribution Agreement (Domain Name Bonds.com) (1)

10.8	Software License Agreement dated as of August 16, 2006 between Decision Software, Inc. and Bonds.com Holdings, Inc. (f/k/a Bonds Financial, Inc.)* (1)

10.9	License Agreement dated as of February 19, 2007 between Valubond Securities, Inc. and Bonds.com Holdings, Inc. (f/k/a Bonds Financial, Inc.)* (1)

10.10	Agreement entered into as of September 11, 2006 between Radianz Americas, Inc. and Bonds.com Holdings, Inc. (f/k/a Bonds Financial, Inc.) (1)

10.11	Office Lease Agreement dated as of October 1, 2007 by and between 1515 Associates, Ltd. and Bonds.com Holdings, Inc. (Boca Raton, FL Lease) (1)

10.12	Office Lease Agreement dated as of October 10, 2007 by and between Executive Support Services, Inc. and Bonds.com Inc. (Naples, FL Lease - Suite #9) (1)

10.13	Office Lease Agreement dated as of November 13, 2007 by and between Executive Support Services, Inc. and Bonds.com Inc. (Naples, FL Lease - Suite #8) (1)

10.14	Office Lease Agreement dated as of November 13, 2007 by and between Executive Support Services, Inc. and Bonds.com Inc. (Naples, FL Lease - Suite #4) (1)

10.15	Lease Agreement dated as of September 18, 2006 by and between 100 North Washington, LLC and Bonds.com Holdings, Inc. (f/k/a Bonds Financial, Inc.) (Sarasota, FL Lease) (1)

10.16	Release Agreement by and between IPORUSSIA, INC. and Vladimir Kuznetsov dated March 22, 2007 (4)

10.17	Release Agreement by and between IPORUSSIA, INC. and the Estate of Leonard W. Suroff dated March 22, 2007 (4)

10.18	Release Agreement by and between IPORUSSIA, INC. and Richard Bernstein dated March 22, 2007 (4)

10.19	Indemnity Agreement by and among IPORUSSIA, INC., Vladimir Kuznetsov, Mark R. Suroff and Richard Bernstein dated March 22, 2007 (4)

10.20	Management Agreement by and between IPORUSSIA, INC. and Vero Management, L.L.C. dated March 26, 2007 (5)

10.21	Consulting Agreement dated as of December 21, 2007 between After Market Support, LLC and Bonds.com Holdings, Inc. (1)

14	Code of Business Conduct and Ethics (3)

21	Subsidiaries of the Company (3)

31.1	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (3)
31.2	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (3)
32.1	Certification of Principal Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (3)
32.2	Certification of Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (3)

 *Confidential treatment requested with respect to portions of this document

(1)	Previously filed

(2)	Incorporated by reference from the Company's Registration Statement on Form SB-2 filed with the SEC on August 16, 2002 (File No. 333-98247)

(3)	Filed herewith

(4)	Incorporated by reference from the Company’s Current Report on Form 8-K filed with the SEC on March 26, 2007 (File No. 000-51076)

(5)	Incorporated by reference from the Company’s Current Report on Form 8-K filed with the SEC on March 27, 2007 (File No. 000-51076)

(6)	Incorporated by reference from the Company’s Current Report on Form 8-K filed with the SEC on February 1, 2008 (File No. 000-51076)

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

BONDS.COM GROUP, INC.

Dated: March 28, 2008	By:	/s/ John J. Barry IV
John J. Barry IV
President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this Annual Report on Form 10-K has been signed by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Name	Title	Date

/s/ John J. Barry IV	President Chief Executive Officer, Chairman	March 28, 2008
John J. Barry IV	(Principal Executive Officer)

/s/ Rodger Rees	Chief Financial Officer Director	March 28, 2008
Rodger Rees	(Principal Financial and Accounting Officer)

/s/ John Barry III	Director	March 28, 2008
John Barry III

/s/ Christopher Moody	Director	March 28, 2008
Christopher Moody

/s/ Kevin R. Keating	Director	March 28, 2008
Kevin R. Keating

BONDS.COM GROUP, INC.

FINANCIAL STATEMENTS

December 31, 2007 and 2006

October 18, 2005 (Inception) to December 31, 2007
TABLE OF CONTENTS

Report of Independent Registered Public Accounting Firm	F-1

Consolidated Balance Sheets as of December 31, 2007 and 2006	F-2

Consolidated Statements of Operations for the period from October 18, 2005 (Inception) to December 31, 2007 and for the years ended December 31, 2007 and 2006	F-3

Consolidated Statements of Changes in Stockholders’ Equity for the period from October 18, 2005 (Inception) to December 31, 2007	F-4

Consolidated Statements of Cash Flows for the period from October 18, 2005 (Inception) to December 31, 2007 and for the years ended December 31, 2007 and 2006	F-5

Notes to Consolidated Financial Statements	F-6 - F-23

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders
Bonds.com Group, Inc.

We have audited the accompanying consolidated balance sheets of Bonds.com Group, Inc. (a Development Stage Company) as of December 31, 2007 and 2006, and the related consolidated statements of operations, changes in stockholders’ equity and cash flows for the years then ended and for the period from October 18, 2005 (inception) through December 31, 2007. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States of America).  Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement.  The Company has determined that it is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.  An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall consolidated financial statement presentation.  We believe that our audit provides a reasonable basis for our opinion.

The December 31, 2006 financial statements were previously issued and reported on, by us, on November 30, 2007. On December 21, 2007, the Company completed its merger with IPO Russia, a public shell company. For accounting purposes, the merger has been accounted for as a reverse acquisition tantamount to an equity recapitalization. As more fully described in Note 1, the Company has restated its common stock share amounts for all periods to reflect the recapitalization.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Bonds.com Group, Inc. and subsidiaries at December 31, 2007 and 2006, and the results of its operations and its cash flows for the years then ended and for the period from October 18, 2005 (inception) through December 31, 2007, in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the financial statements, the Company has incurred losses from development stage activities and has negative cash flows from operations that raise substantial doubt about the Company’s ability to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ Daszkal Bolton LLP

Boca Raton, Florida
March 28, 2008

BONDS.COM GROUP, INC.
(A DEVELOPMENT STAGE COMPANY)
CONSOLIDATED BALANCE SHEETS
DECEMBER 31, 2007AND 2006

	2007	2006
ASSETS
Current assets:
Cash and cash equivalents	$1,046,150	$37,893
Investment in certificate of deposit	119,570	45,000
Accrued interest receivable	2,950	983
Prepaid expenses	84,260	10,000
Total current assets	1,252,930	93,876

Property and equipment, net	450,238	168,467
Intangible assets, net	1,292,315	147,573
Other assets	201,106	6,484
Restricted cash	72,000	-
Total assets	$3,268,589	$416,400

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
Accounts payable and accrued expenses	$459,939	$84,052
Obligations under capital leases, current portion	107,912	49,313
Advances payable, related parties	-	65,284
Notes payable, related parties	-	76,984
Notes payable-other	272,343	-
Total current liabilities	840,194	275,633
Long-term liabilities:
Obligations under capital leases, net of current portion	28,612	55,566
Deferred rent	16,277	-
Notes payable-other, net of current portion	50,010	-

Total liabilities	935,093	331,199

Commitments and contingencies

Stockholders' equity
Preferred stock $.0001 par value; 1,000,000 authorized; none issued
no shares issued and outstanding	-	-
Common stock $0.001 par value; 150,000,000 authorized; 60,932,551
and 39,523,116 issued and outstanding, respectively	6,093	3,952
Additional paid in capital	8,727,522	2,122,574
Subscription receivable	-	(400,000)
Deferred compensation	(466,428)	-
Deficit accumulated during the development stage	(5,933,691)	(1,641,325)
Total stockholders' equity	2,333,496	85,201
Total liabilities and stockholders' equity	$3,268,589	$416,400

See the accompanying notes to the consolidated financial statements.

BONDS.COM GROUP, INC.
(A DEVELOPMENT STAGE COMPANY)
CONSOLIDATED STATEMENTS OF OPERATIONS
FOR THE PERIOD FROM OCTOBER 18, 2005 (INCEPTION) TO DECEMBER 31, 2007
AND FOR THE YEARS ENDED DECEMBER 31, 2007 AND 2006

	For the Period From
	October 18, 2005	For the	For the
	(Inception) to	Year Ended	Year Ended
	December, 31 2007	December, 31 2007	December 31, 2006

Revenues:	$37,684	$37,684	$-

Cost of sales	6,496	6,496	-

Gross profit	31,188	31,188	-

Operating expenses:
Payroll and related costs	1,356,487	1,027,404	329,083
Software	729,834	108,230	621,604
Legal fees	827,409	663,420	143,307
Royalties	200,000	120,000	80,000
Dues and subscriptions	260,286	233,950	21,236
Rent	259,443	195,820	53,925
Computer connection	257,391	256,332	1,059
Licenses and permits	247,243	217,693	29,550
Consulting	183,050	94,205	54,845
Investment banking advisory fees	500,000	500,000	-
Advertising	94,270	94,270	-
Travel	118,515	94,375	22,958
Website development costs	74,770	23,015	16,755
Depreciation	106,497	93,478	12,445
Amortization	105,085	99,885	5,200
Other	579,448	436,372	113,494
Total operating expenses	5,899,728	4,258,449	1,505,461

Loss from operations	(5,868,540)	(4,227,261)	(1,505,461)

Other income (expense):
Interest income	6,496	5,250	1,023
Interest expense	(71,647)	(70,355)	(1,292)
Total other income (expense)	(65,151)	(65,105)	(269)

Net loss before taxes	$(5,933,691)	$(4,292,366)	$(1,505,730)

Income taxes	$-	$-	$-

Net loss applicable to common stockholders	$(5,933,691)	$(4,292,366)	$(1,505,730)

Loss per share - basic and diluted		$(0.10)	$(0.04)

Weighted average shares outstanding
Basic and diluted		44,287,242	37,578,701

See the accompanying notes to the consolidated financial statements.

BONDS.COM GROUP, INC.
(A DEVELOPMENT STAGE COMPANY)
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY
FOR THE PERIOD FROM OCTOBER 18, 2005 (INCEPTION) TO DECEMBER 31, 2007

						Deficit
						Accumulated
			Additional			During The
	Common Stock		Paid-In	Subscription	Deferred	Development
	Shares	Amount	Capital	Receivable	Compensation	Stage	Total

Balance, October 18, 2005 (Inception)	-	$-	$-	$-	$-	$-	$-

Stock issued for cash	34,472,097	3,447	496,553	(350,000)	-	-	150,000
Net loss	-	-	-	-	-	(135,595)	(135,595)
Balance, December 31, 2005	34,472,097	3,447	496,553	(350,000)	-	(135,595)	14,405
Proceeds from subscription receivable	-	-	-	350,000	-	-	350,000
Stock issued for services	1,662,544	166	26,360	-	-	-	26,526
Stock issued for cash	3,388,475	339	1,599,661	(400,000)	-	-	1,200,000
Net loss	-	-	-	-	-	(1,505,730)	(1,505,730)

Balance, December 31, 2006	39,523,116	3,952	2,122,574	(400,000)	-	(1,641,325)	85,201

Proceeds from subscription receivable	-	-	-	400,000	-	-	400,000
Stock issued for cash	146,380	15	99,985	-	-	-	100,000
Stock issued for domain name	7,584,672	758	849,242	-	-	-	850,000
Grant of stock options for deferred compensation	-	-	599,073	-	(599,073)	-	-
Compensation related to deferred compensation	-	-	-	-	132,645	-	132,645
Stock issued to settle notes, loans payable
and accrued interest	2,051,985	205	1,081,967	-	-	-	1,082,172
Stock and warrants issued for cash	7,919,671	792	3,374,312	-	-	-	3,375,104
Stock and warrants issued for cash and settlement of notes payable	316,880	32	599,968	-	-	-	600,000
Stock issued in connection with net assets of IPORussia	3,389,847	339	401	-	-	-	740
Net loss	-	-	-	-	-	(4,292,366)	(4,292,366)

Balance, December 31, 2007	60,932,551	$6,093	$8,727,522	$-	$(466,428)	$(5,933,691)	$2,333,496

See the accompanying notes to the consolidated financial statements.

BONDS.COM GROUP, INC.
(A DEVELOPMENT STAGE COMPANY)
CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE PERIOD FROM OCTOBER 18, 2005 (INCEPTION) TO DECEMBER 31, 2007
AND FOR THE YEARS ENDED DECEMBER 31, 2007 AND 2006

	For the Period From
	October 18, 2005	For the	For the
	(Inception) to	Year Ended	Year Ended
	December 31, 2007	December 31, 2007	December 31, 2006
Cash flows from operating activities:
Net loss	$(5,933,691)	$(4,292,366)	$(1,505,730)
Adjustments to reconcile net loss to net cash
used in operating activities:
Depreciation	106,497	93,478	12,445
Amortization	105,085	99,885	5,200
Impairment of property and equipment	33,240	33,240	-
Share-based compensation	159,171	132,645	26,526
Changes in operating assets and liabilities:
Prepaid expenses	(84,260)	(74,260)	(10,000)
Other assets	(63,203)	(56,719)	(3,809)
Net interest receivable/payable	(2,950)	(1,967)	(983)
Accounts receivable, net	(28,692)	(28,692)	-
Deposits	(100,181)	(100,181)	-
Accounts payable and accrued expenses	394,074	394,074	-
Advances payable-related parties	(65,284)	(65,284)	-
Notes payalble	334,052	250,000	81,377
Deferred rent	16,277	16,277	-
Net cash used in operating activities	(5,129,865)	(3,599,870)	(1,394,974)

Cash flows from investing activities:
Purchases of property and equipment	(380,217)	(303,610)	(54,122)
Purchases of intangible assets	(497,400)	(344,627)	(150,353)
Proceeds invested in broker-dealer	(50,000)	(50,000)	-
Proceeds invested in certificate of deposit	(119,570)	(74,570)	(45,000)
Net cash used in investing activities	(1,047,187)	(772,807)	(249,475)

Cash flows from financing activities:
Advances received from related parties	65,284	-	6,165
Proceeds received from notes payable, related parties	2,066,984	1,990,000	76,984
Repayments of notes payable, related parties	(412,029)	(412,029)	-
Proceeds from notes payable	72,353	72,353	-
Proceeds from stock issued for cash	4,825,104	3,475,104	1,200,000
Collections from stock subscriptions receivable	750,000	400,000	350,000
Principal payments on obligations under capital leases	(73,234)	(73,234)	-
Restricted cash	(72,000)	(72,000)
Reverse merger acquisition	740	740	-
Net cash provided by financing activities	7,223,202	5,380,934	1,633,149

Net increase (decrease) in cash and cash equivalents	1,046,150	1,008,257	(11,300)

Cash and cash equivalents - beginning of period	-	37,893	49,193

Cash and cash equivalents - end of period	$1,046,150	$1,046,150	$37,893

Supplemental disclosure of cash activities:
Interest paid	$70,355	$70,355	$-

Supplemental disclosure of non-cash investing and financing activities:
Stock issued for stock subscription receivable	$750,000	$-	$400,000
Acquisition of leased property under capital leases	$209,758	$104,879	$104,879
Issuance of stock to acquire domain name	$850,000	$850,000	$-
Issuance of stock to settle related party notes payable and interest	$1,082,172	$1,082,172	$-

See the accompanying notes to the consolidated financial statements.

BONDS.COM GROUP, INC.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 - DESCRIPTION OF BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Description of Business

Bonds.com Holdings, Inc. was incorporated in the State of Delaware on October 18, 2005 under the name Bonds Financial, Inc. On June 14, 2007, an amendment was filed thereby changing the name from Bonds Financial, Inc. to Bonds.com Holdings, Inc. Bonds.com Holdings, Inc. is a development stage company since it has generated no significant revenues to date and devotes most of its activities toward raising capital and implementing its business plan. On October 4, 2007, Bonds.com Holdings, Inc. acquired Pedestal Capital Markets, Inc. (“Pedestal”), an existing FINRA registered broker dealer entity and was subsequently renamed Bonds.com, Inc.  Bonds.com, Inc., offers corporate bonds, municipal bonds, agency bonds, certificates of deposit, and U.S. Treasuries to potential customers via Bonds.com Holdings, Inc.’s software and website, www.bondstation.com. After final testing of its software and fully staffing its back office operations, Bonds.com Holdings, Inc. commenced initial operations during December, 2007.

Bonds.com, LLC was formed in the State of Delaware on June 5, 2007 to facilitate an acquisition that was not finalized. Bonds.com, LLC remains a wholly owned subsidiary of Bonds.com Holdings, Inc. but currently is inactive.

Bonds.com Wealth Management, LLC was formed in the State of Delaware on July 24, 2007. This wholly-owned subsidiary is intended to manage assets for high net worth individuals and is in the application process with the Securities and Exchange Commission to operate as a Registered Investment Advisor firm.

On December 21, 2007, the Bonds.com Holdings, Inc. consummated a merger with IPORussia (a public “shell”). As a result of the merger, IPORussia changed its name to Bonds.com Group, Inc. and became the parent company of Bonds.com Holdings, Inc. and its subsidiaries. In connection with the merger, IPORussia acquired all the outstanding shares and options of Bonds.com Holdings, Inc.’s common stock in exchange for its common stock and options. The acquisition was accounted for as a reverse merger with Bonds.com Holdings, Inc. as the accounting acquirer.

Principles of Consolidation

The accompanying consolidated financial statements include the accounts of Bonds.com Group, Inc., Bonds.com Holdings, Inc., Bonds.com, Inc., Bonds.com, LLC and Bonds.com Wealth Management, LLC and is collectively referred to as the “Company”.

All material inter-company transactions have been eliminated in consolidation.

Use of Estimates

The preparation of consolidated financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

Cash and Cash Equivalents

The Company considers all highly liquid investments with original maturities of three months or less to be cash equivalents.

BONDS.COM GROUP, INC.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 - DESCRIPTION OF BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES, CONTINUED

Property and Equipment

Property and equipment are stated at cost less accumulated depreciation. Depreciation is provided for on a straight-line basis over the estimated useful lives of the assets per the following table. Leasehold improvements are amortized over the shorter of the estimated useful lives or related lease terms. The Company periodically reviews property and equipment to determine that the carrying values are not impaired.

Category	Lives
Leased property under capital leases	3 years
Computer equipment	3 years
Furniture and fixtures	5 years
Office equipment	5 years

Intangible Assets

Intangible assets are initially recorded at cost, which is considered to be fair value at the time of purchase. Amortization is provided for on a straight-line basis over the estimated useful lives of the assets per the following table. The Company’s domain name (www.bonds.com) and its broker dealer license is presumed to have an indeterminate life and is not subject to amortization. The Company evaluates the recoverability of intangible assets periodically and takes into account events or circumstances that warrant revised estimates of useful lives or that indicate that impairment exists. No impairments of intangible assets have been identified during any of the periods presented.

Category	Lives	Method
Software	3 years
Capitalized website development costs	3 years
Organizational costs	5 years

Impairment of Long-Lived Assets

The Company reviews its long-lived assets for impairment whenever events or changes indicate that the carrying amount of an asset or group of assets may not be recoverable. For purposes of evaluating the recoverability of long-lived assets, the recoverability test is performed using undiscounted net cash flows related to the long-lived assets. During 2007, leasehold improvements to the Company’s Boca Raton, Florida office space were impaired when it was determined that the tenant sub-lessor from which the Company was subleasing failed to make the required monthly payments to the primary lessor. During October 2007, the Company negotiated and entered into a new lease with the lessor for different office space within the same office building. The landlord allowed the Company to continue to occupy the old office space while improvements were made to the new office space. Accordingly, an impairment loss of $21,365 was recognized in other operating expenses with respect to leasehold improvements to the subleased property in the accompanying statement of operations for the year ended December 31, 2007. No other impairment losses were recorded during the periods presented.

Advertising Costs

Advertising and sales promotion costs are expensed as incurred. Advertising expense for the years ended December 31, 2007 and 2006 was $94,270 and $700, respectively.

BONDS.COM GROUP, INC.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 - DESCRIPTION OF BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES, CONTINUED

Operating Leases

The Company leases office space under operating lease agreements with original lease periods up to 18 months.  Certain of the lease agreements contain rent holidays and rent escalation provisions.  Rent holidays and rent escalation provisions are considered in determining straight-line rent expense to be recorded over the lease term.  The lease term begins on the date of initial possession of the lease property for purposes of recognizing lease expense on a straight-line basis over the term of the lease.  Lease renewal periods are considered on a lease-by-lease basis and are generally not included in the initial lease term.

Share-Based Compensation

The Company accounts for its share-based awards in accordance with SFAS 123 (revised 2004), “Share-Based Payment”, or SFAS 123R, and its related implementation guidance as promulgated by both the Financial Accounting Standards Board (the “FASB”), and the Securities and Exchange Commission (“SEC”) Staff Accounting Bulletin (“SAB”) No. 107, or SAB 107, associated with the accounting for share-based compensation arrangements with employees and directors. These pronouncements require that equity-based compensation cost be measured at the grant date (based upon an estimate of the fair value of the compensation granted) and recorded to expense over the requisite service period, which generally is the vesting period. The Company adopted SFAS 123R using the prospective method on February 1, 2007, the date the initial option was granted. Under this method, share-based compensation is recognized for all new share-based awards and to awards modified, repurchased, or cancelled on or after January 1, 2006, the effective date, in accordance with the original provisions of FASB Statement No. 123, “Accounting for Stock-Based Compensation” (“SFAS 123”) based on the grant date, fair value is estimated using the Black-Scholes option pricing model.

Recent Accounting Pronouncements

In June 2006, the FASB ratified the consensus on Emerging Issues Task Force (EITF) Issue No. 06-3, “How Taxes Collected from Customers and Remitted to Governmental Authorities Should be Presented in the Income Statement” (“EITF 06-3”). The scope of EITF 06-3 includes any tax assessed by a governmental authority that is directly imposed on a revenue-producing transaction between a seller and a customer and may include, but is not limited to, sales, use, value added, and certain excise taxes. EITF 06-3 states that presentation of taxes within the scope of this EITF on either a gross basis or a net basis is an accounting policy decision which should be disclosed pursuant to APB No. 22, “Disclosure of Accounting Policies”. If such taxes are significant, and are presented on a gross basis, the amounts of those taxes should be disclosed. The consensus on EITF 06-3 was effective for interim and annual reporting periods beginning after December 15, 2006. Adoption of EITF 06-3 did not have a material impact on the Company’s results of operations, financial position or cash flows.

BONDS.COM GROUP, INC.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 - DESCRIPTION OF BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES, CONTINUED

Recent Accounting Pronouncements, continued

In July 2006, the FASB issued FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes-an Interpretation of FASB Statement 109,” (FIN 48), which clarifies the accounting for uncertainty in tax positions taken or expected to be taken in a tax return, including issues relating to financial statement recognition and measurement. FIN 48 provides that the tax effects from an uncertain tax position can be recognized in the financial statements only if the position is “more-likely-than-not” of being sustained if the position were to be challenged by a taxing authority. The assessment of the tax position is based solely on the technical merits of the position, without regard to the likelihood that the tax position may be challenged. If an uncertain tax position meets the “more-likely-than-not” threshold, the largest amount of tax benefit that is greater than 50% likely of being recognized upon ultimate settlement with the taxing authority, is recorded. The provisions of FIN 48 are effective for fiscal years beginning after December 15, 2006. The adoption of FIN 48 did not have a material impact on the Company’s results of operations, financial position or cash flows.

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements” (SFAS NO. 157”). SFAS No. 157 defines fair value, establishes a framework for measuring fair value and expands disclosures about fair value measurements. SFAS No. 157 does not impose fair value measurements on items not already accounted for at fair value; rather it applies, with certain exceptions, to other accounting pronouncements that either require or permit fair value measurements. On February 12, 2008, the FASB issued FASB Staff Position No. 157-2 which delayed the effective date to fiscal years beginning after November 15, 2008, and interim periods within those fiscal years. The Company is currently evaluating the impact of adopting SFAS No. 157 on its financial position and results of operations.

In September 2006, the SEC issued SAB 108, “Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements”. SAB 108 requires analysis of misstatements using both an income statement (rollover approach) and a balance sheet (iron curtain) approach in assessing materiality and provides for a one-time cumulative effect transition adjustment. SAB 108 is effective for the Company’s fiscal year 2007 annual financial statements. The adoption of SAB 108 did not impact the Company’s results of operations, financial position or cash flows.

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities - Including an Amendment of FASB Statement No. 115.” SFAS No. 159 permits entities to choose, at specified election dates, to measure many financial instruments and certain other items at fair value that are not currently required to be measured at fair value. SFAS No. 159 is effective for financial statements issued for an entity’s first fiscal year beginning after November 15, 2007. Adoption of SFAS No. 159 is not expected to have a material effect on the Company’s consolidated statements of financial condition, income or cash flows.

In December 2007, the FASB issued SFAS No. 141(R), “Business Combinations” and SFAS No. 160, “Non-controlling Interest in Consolidated Financial Statements.” These Statements replace FASB Statement No. 141, “Business Combinations,” and requires an acquirer to recognize the assets acquired, the liabilities assumed, and any non-controlling interest in the acquiree at the acquisition date, measured at their fair values as of that date. SFAS No. 141(R) also makes significant amendments to other Statements and other authoritative guidance. The Statements are effective for years beginning on or after December 15, 2008. The Company is evaluating if the adoption of these new standards would have a material effect on its consolidated financial position or operating results.

BONDS.COM GROUP, INC.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
NOTE 2 - GOING CONCERN

The  Company  has  incurred  losses  since inception, that result in an  accumulated  deficit  of  $5,933,691 at December 31, 2007, and further losses are  anticipated in the development of its business.  The Company is in the development stage and has experienced minimal operating revenue. Without additional capital from outside investors, or further financing, the Company’s ability to continue with development stage activities and to implement its business plan is limited.  These matters raise substantial doubt about the Company's ability to continue as a going concern.  Management plans to continue implementing their business plan. The Company is actively seeking additional financing (see Note 17). The financial statements do not include any adjustments relating to the recovery of the recorded assets or the classification of the liabilities that might be necessary should the Company be unable to continue as a going concern.
NOTE 3 - FAIR VALUE OF FINANCIAL INSTRUMENTS

Cash and cash equivalents, accounts payable and accrued expenses, and other current liabilities are recorded in the financial statements at cost, which approximates fair market value because of the short-term maturity of those instruments. Based on the market interest rates currently available to the Company for investments with similar terms and maturities, the fair value of its certificates of deposit at December 31, 2007 and 2006 was $119,570 and $45,000, respectively. The carrying amount of the Company's obligations under capital leases approximates quoted market prices or current rates offered to the Company for debt of the same remaining maturities.
NOTE 4 - CREDIT RISK

Financial instruments which potentially subject the Company to concentrations of credit risk consist principally of cash and cash equivalents and investment in certificates of deposit. Management believes the financial risks associated with these financial instruments are not material. The Company places its cash with high credit quality financial institutions. The Company maintains its cash in bank deposit accounts that, at times, may exceed federally insured limits. As of December 31, 2007, the amount that exceeded the federally insured limits was $1,064,036.

NOTE 5 - INVESTMENT IN CERTIFICATE OF DEPOSIT

The Company currently has invested in a separate certificate of deposit with a financial institution. On July 25, 2006, the Company invested $45,000 in a 13-month certificate of deposit (“CD”), bearing 5.12% interest, that matured August 25, 2007. On August 25, 2007, the principal amount along with earned interest of $2,570 was rolled into a new 13-month CD in the amount of $47,570, bearing 3.44% interest, maturing September 25, 2008. As of December 31, 2007 and 2006, $2,777 and $983 of interest receivable has been accrued on the CD, respectively.

BONDS.COM GROUP, INC.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 6 - PROPERTY AND EQUIPMENT

Property and equipment consisted of the following at December 31, 2007 and 2006:

	2007	2006
Leased property under capital leases	$209,758	$104,879
Computer equipment	173,437	43,461
Furniture and fixtures	40,329	16,316
Office equipment	122,227	16,830
Leasehold improvements	10,372	-
Total property and equipment	556,123	181,486
Less: accumulated depreciation and amortization	(105,885)	(13,019)
Property and equipment, net	$450,238	$168,467

Depreciation expense for the years ended December 31, 2007 and 2006 was $93,478 and $12,445, respectively.

Outstanding capital lease obligations were $136,524 and $104,879 at December 31, 2007 and 2006, respectively.

NOTE 7 - INTANGIBLE ASSETS

Intangible assets consisted of the following at December 31, 2007 and 2006:

	2007	2006
Non-amortizing intangible assets
Domain name (www.bonds.com)	$850,000	$-
Broker dealer license	50,000	-
	900,000	-
Amortizing intangible assets
Software	340,356	85,753
Capitalized website development costs	150,515	67,020
Other	6,529	-
	1,397,400	152,773
Less: accumulated amortization	(105,085)	(5,200)
Intangible assets, net	$1,292,315	$147,573

Amortization expense for the years ended December 31, 2007 and 2006 was $99,885 and $5,200, respectively.

BONDS.COM GROUP, INC.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 7 - INTANGIBLE ASSETS, CONTINUED

The following is a schedule of estimated future amortization expense of intangible assets as of December 31, 2007:

Year Ending December 31,
2008	$164,930
2009	159,730
2010	65,281
2011	1,306
2012	1,068
$392,315

NOTE 8 - INVESTMENT IN BROKER-DEALER

On October 4, 2007, the Company acquired all of the outstanding shares of Pedestal Capital Markets, Inc. (“Pedestal”) in exchange for a cash purchase price of $50,000 plus the existing regulatory capital at the closing date ($61,599). Pedestal is a Delaware entity and a licensed broker dealer. The Company has changed the name to Bonds.com, Inc. During the fourth quarter of 2007, the Company invested $1,626,609 as paid in capital in the broker dealer but only reflects $50,000 on its December 31, 2007 financial statements due to elimination of all inter-company transactions (see Note 16).

The following is a summary of the estimated fair values of the assets acquired and liabilities assumed as of the date of the acquisition:

Assets acquired
Cash	$61,119
Other current assets	2,504
Identified intangible assets	50,000
Total assets acquired	113,623

Liabilities assumed
Other current liabilities	$2,024
Total liabilities assumed	2,024

Net investment	$111,599

Had the Company acquired Pedestal at January 1, 2007, the Company would have recognized an additional $35,000 in revenues and a $15,641 decrease in net loss.

BONDS.COM GROUP, INC.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
NOTE 9 - RESTRICTED CASH

A certificate of deposit (“CD”) was purchased on December 4, 2007 in the amount of $72,000. The CD is a 36-month instrument that earns 3.26% interest per year, is collateral for a $72,353 loan from the same financial institution and is restricted. As of December 31, 2007, $173 of interest receivable has been accrued on the CD.

Restricted cash consists primarily of a certificate deposit which is collateral for a loan.
NOTE 10 - ADVANCES PAYABLE, RELATED PARTIES

Advances payable consisted of the following at December 31, 2007 and 2006:

	2007	2006
Advances due to an individual that is a co-founder, significant stockholder, and current Chairman of the Board of the Company; non-interest bearing, due on demand, unsecured.	$-	$19,416

Advances due to an individual that is a co-founder, significant stockholder, and current CEO and President of the Company; non-interest bearing, due on demand, unsecured.	-	45,868

Total	$-	$65,284

BONDS.COM GROUP, INC.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
NOTE 11 - NOTES PAYABLE, RELATED PARTIES

The following is a summary of outstanding principal due on related party notes payable at December 31, 2007 and 2006:

	2007	2006
$363,000 of notes payable to the Company's Chairman of the Board, originating from cash received at various dates for working capital purposes, no monthly payments required, bearing interest at 10.0%, repaid November 30, 2007.	$-	$23,000

$53,984 of notes payable to the Company's CEO and President, originating from cash received at various dates for working capital purposes, no monthly payments required, bearing interest at 10.0%, repaid November 30, 2007.	-	53,984
Total	-	76,984
Less: current portion	-	76,984
Long-term portion	$-	$-

During the year ended December 31, 2006, the Company received an aggregate of $76,984 of proceeds from related parties in exchange for notes payable bearing interest of 10%. Interest expense recognized on notes payable, related parties for the year ended December 31, 2006, was $1,292.

During the year ended December 31, 2007, the Company received an aggregate of $1,990,000 of proceeds from related parties in exchange for notes payable bearing interest from 3.6% to 12.0%. Interest expense recognized on notes payable, related parties for the year ended December 31, 2007, was $53,334. During 2007, the note was repaid via payment in cash and issuance of common stock (see Note19).

BONDS.COM GROUP, INC.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
NOTE 12 - NOTES PAYABLE - OTHER

The following is a summary of outstanding principal due on unrelated third party notes payable at December 31, 2007 and 2006:

	2007	2006

$72,353 note payable to a financial institution, monthly principal and interest payments of $2,251, bearing interest at 7.5%, maturing December 4, 2010, secured by a certificate of deposit	$72,353	$-

$250,000 note payable to an investment advisory firm for advisory fees in association with the Company's reverse merger tranaction, no monthly payments are required, bearing interest at 10.0%, principal and interest due June 21, 2008	250,000	-

Total	322,353	-
Less: current portion	272,343	-
Long-term portion	$50,010	$-

NOTE 13 - COMMITMENTS AND CONTINGENCIES

Operating Leases

The Company leases office facilities and equipment and obtains data feeds under long-term operating lease agreements with various expiration dates and renewal options. The following is a schedule of future minimum rental payments required under operating leases as of December 31, 2007:

Year Ending December 31,
2008	431,870
2009	309,294
2010	206,818
2011	200,714
2012	211,007
Total minimum payments required	$1,359,703

Rent expense for all operating leases for the years ended December 31, 2007 and 2006 was $195,820 and $53,925, respectively.

BONDS.COM GROUP, INC.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 13 - COMMITMENTS AND CONTINGENCIES, CONTINUED

Capital Leases

The Company leases internet servers under long-term lease agreements that are classified as capital leases. Amortization expense for capital leases is included in depreciation expense (see Note 4). Interest expense under capital leases for the year ended December 31, 2007 and 2006 was $15,634 and $0, respectively. The following is a schedule by years of future minimum lease payments under capital leases together with the present value of the net minimum lease payments as of December 31, 2007:

Year Ending December 31,
2008	118,488
2009	29,622
Net minimum lease payments	148,110
Less: Amount representing interest	(11,586)
Present value of net minimum lease payments	$136,524

Royalties

On May 5, 2006, the Company entered into a Trademark and Domain Name License agreement with an entity co-owned by the Company’s Chairman and its CEO and President whereby the Company was licensed to use the domain name www.bonds.com and the associated trademark Bonds.com in exchange for license fees as follows: $10,000 per month during year one; $20,000 per month during year two; $30,000 per month thereafter. On September 6, 2007, the Company issued 7,584,672 shares in order to acquire the domain name and associated trademark rights (see Note 14), thus terminating its commitment to make future royalty payments. Royalty expense recognized for the years ended December 31, 2007 and 2006 was $120,000 and $80,000, respectively.

Litigation with Kestrel Technologies, LLC (“Kestrel”)

During 2006, the Company paid Kestrel approximately $600,000 to develop proprietary software on its behalf and this amount has been expensed to software expenses in the accompanying consolidated statements of operations. Also during 2006, the Company’s Chairman advanced $250,000 to Kestrel on behalf of the Company. The Company guaranteed Kestrel’s repayment of the advance to the Company’s Chairman. During August 2006, the Company commenced an action against Kestrel, alleging certain defaults by Kestrel related to the development of software. Kestrel countersued the Company. The Company is unable to reasonably quantify the amounts, if any, to be recovered with regards to these actions. As a result, no gain or loss accrual has been recognized.

Customer Complaints and Arbitration

From time to time the Company’s subsidiary broker dealer, Bonds.com, Inc., may be a defendant or co-defendant in arbitration matters incidental to its retail and institutional brokerage business. Bonds.com, Inc. may contest the allegations in the complaints in these cases and carries an errors and omissions insurance policy to cover such incidences. The policy terms require that the Company pay a deductible of $50,000 per incident. In the opinion of management, the outcome of any pending matters will not have a material adverse effect on the financial position or results of operations of the Company or its subsidiaries.

The Company is not currently subject to any customer complaints or arbitration claims and therefore has not accrued any liability with regards to these matters.

BONDS.COM GROUP, INC.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
NOTE 13 - COMMITMENTS AND CONTINGENCIES, CONTINUED

Consulting Agreement

On December 21, 2007, the Company entered into a consulting agreement with a third party that is engaged in the business of providing investor relations services to small cap public companies. The one year agreement provides that the Company will pay a consulting fee in the amount of $10,000 per month and is cancellable with 30 days notice after six months from the date of execution. The Company also pays the same third party $2,000 per month for web based lead generation and usage of inter-marketing platform.

NOTE 14 - STOCKHOLDERS’ EQUITY

Capital Structure

The Company’s Articles of Incorporation originally authorized the issuance of 150,000,000 shares of common stock, $0.0001 par value and 1,000,000 shares of preferred stock, $0.0001 par value.

On December 21, 2007, the Company facilitated a stock split in connection with the consummation of a reverse merger into a public shell company. As a result, the share capital has been restated for all periods based on a conversion of 1 to 6.2676504 shares.

Equity Transactions

On October 18, 2005, the Company issued to its two founders 17,236,048 shares each (an aggregate of 34,472,097 shares) in exchange for subscriptions receivable aggregating $500,000, of which $150,000 was received as of December 31, 2005 and the remaining $350,000 was received during 2006.

On January 5, 2006, the Company issued to various consultants an aggregate of 1,662,544 shares in exchange for services rendered having an estimated fair market value of $26,526.

On May 18, 2006, the Company issued 2,195,671 shares in exchange for subscriptions receivable aggregating $1,000,000, all of which was received during 2006.

On November 30, 2006, the Company issued 1,192,815 shares in exchange for subscriptions receivable aggregating $600,000, of which $200,000 was received during 2006 and the remaining $400,000 was received during the period ended September 30, 2007.

On May 5, 2007, the Company issued 146,380 shares in exchange for a subscription receivable of $100,000, all of which was received during the period ended September 30, 2007.

On September 6, 2007, the Company issued 7,584,672 shares in exchange for the rights to the domain name www.bonds.com (and all associated trademark rights) valued at $4,000,000. The Company acquired the domain name from the Company’s co-founders, who received the rights via distribution by an entity controlled by them. Thus, while $4,000,000 of securities was issued for the domain name, pursuant to Staff Accounting Bulletin Topic 5:G, the transaction has been recorded at the co-founders’ carryover basis of $850,000.

On September 30, 2007, the Company issued 2,051,985 shares to settle $1,054,955 of notes payable and $27,217 of related accrued interest.

BONDS.COM GROUP, INC.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
NOTE 14 - STOCKHOLDERS’ EQUITY, CONTINUED

Equity Transactions, continued

From October 19, 2007 to November 2, 2007, the Company sold an aggregate of 8,236,551 shares of common stock and warrants to purchase up to an aggregate of 4,118,569 shares of common stock to 49 accredited investors for cash of $4,350,000 (less $374,896 in offering costs paid to the placement agent) and satisfaction of $600,000 in outstanding indebtedness. The Company also issued warrants to purchase an aggregate of up to 823,695 shares of common stock to designees of the placement agent. All warrants are exercisable at $.66 for a period of five years with the exception of warrants granted to two persons in the shell company, prior to the reverse merger, exercisable for an aggregate of up to 2,406 shares of common stock at an exercise price of $38.40 per share. These warrants expire on December 14, 2009.

As a result of the reverse merger, the previous shareholders of the shell company were issued 3,389,847 shares of common stock that resulted in an increase to stockholders equity of $740.

The placement agent warrants were ascribed an aggregate value of approximately $175,000 using a Black-Scholes pricing model with expected volatility of 45%, expected dividends of 0%, expected term of five years and risk-free rate of 3.67%.

During the year ended December 31, 2007, the Company issued options to acquire 1,890,406 shares. The value of the granted options was $599,073, of which $132,645 has been recognized as expense and $466,428 as deferred compensation at December 31, 2007.

NOTE 15 - EARNINGS (LOSS) PER SHARE

Basic earnings (loss) per share are computed by dividing income (loss) available to common stockholders by the weighted-average number of common shares outstanding for the period. Diluted earnings (loss) per share considers the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock that shared in the earnings of the entity.

The calculation of diluted earnings (loss) per share for the year ended December 31, 2007 does not include options to acquire 1,890,406 shares or warrants to acquire 4,944,670 shares of common stock, as their inclusion would have been anti-dilutive.
NOTE 16 - NET CAPITAL AND RESERVE REQUIREMENTS

Bonds.com, Inc., the broker dealer subsidiary of the Company, is subject to the Securities and Exchange Commission Uniform Net Capital Rule 15c3-1 and the requirements of the securities exchanges of which they are members.

Net capital positions of the Company’s broker dealer subsidiary were as follows as December 31, 2007:

Ratio of aggregate indebtedness to net capital	.06 to 1
Net capital	$1,128,932
Required net capital	$100,000

BONDS.COM GROUP, INC.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
NOTE 17 - SHARE-BASED COMPENSATION

On August 15, 2006, the Company established the 2006 Equity Plan (the “Plan”), which was approved by the Board of Directors on the same date and is effective for 10 years. The Plan provides for a total of 3,133,824 shares to be allocated and reserved for the purposes of offering non-statutory stock options to employees and consultants and incentive stock options to employees. If any option expires, terminates or is terminated or canceled for any reason prior to exercise in full, the shares subject to the unexercised portion shall be available for future options granted under the Plan. Options become exercisable over various vesting periods depending on the nature of the grant. Certain option awards provide for accelerated vesting if there is a change in control (as defined in the Plan). As of December 31, 2007, 1,243,420 shares remained reserved for future issuances under the Plan.

On February 1, 2007, the Company issued a non-statutory stock option to an employee, granting the right to acquire up to 1,652,899 shares of stock at an exercise price of $ 0.5030 per share.  The shares subject to the option vest one-eighth on each six-month anniversary from the grant date.

On July 2, 2007, the Company issued a non-statutory stock option to an employee, granting the right to acquire up to 237,507 shares of stock at an exercise price of $0.6831 per share.  The shares subject to the option vest one-third on July 2, 2008 and then one-thirty-sixth each month thereafter over the subsequent 24 months.

The Company estimates the fair value of the options granted utilizing the Black-Scholes option pricing model, which is dependent upon several variables such as the expected option term, expected volatility of the Company’s stock price over the expected term, expected risk-free interest rate over the expected option term, expected dividend yield rate over the expected option term, and an estimate of expected forfeiture rates. Expected volatility is based on the average of the expected volatilities from the most recent audited financial statements available for three public companies that are deemed to be similar in nature to the Company. Expected dividend yield is based on historical trends. The expected term represents the period of time that the options granted are expected to be outstanding. The risk-free rates are based on U.S. Treasury securities with similar maturities as the expected terms of the options at the date of grant. The Company believes this valuation methodology is appropriate for estimating the fair value of stock options granted to employees and consultants which are subject to SFAS 123R requirements. These amounts, which are recognized ratably over the respective vesting periods, are estimates and thus may not be reflective of actual future results, nor amounts ultimately realized by recipients of these grants.

The following table summarizes the assumptions the Company utilized to record compensation expense for options awarded during the year ended December 31, 2007:

Assumptions	2007
Expected volatility	45%
Expected dividends	0%
Expected term (years)	5 -10
Risk-free rate	4.84% - 4.90%

BONDS.COM GROUP, INC.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
NOTE 17 - SHARE-BASED COMPENSATION, CONTINUED

A summary of option activity under the Plan as of December 31, 2007 and changes during the year then ended is presented below:

Weighted
		Weighted	Average
		Average	Remaining	Aggregate
	No. of	Exercise	Contractual	Intrinsic
	Shares	Price	Term	Value
Outstanding at January 1, 2007	-	$-	-	$-
Granted	1,890,406	0.53	8.22	-
Exercised	-	-	-	-
Expired	-	-	-	-
Forfeited	-	-	-	-
Outstanding at December 31, 2007	1,890,406	$0.53	8.22	$-

Exercisable at December 31, 2007	206,612	$0.53	8.22	$-

The weighted-average grant date fair value of options granted during the year ended December 31, 2007, was $0.53. The compensation expense recognized under the Plan for the year ended December 31, 2007 was $132,645. As of December 31, 2007, there was $466,428 of total unrecognized compensation cost related to non-vested share-based compensation arrangements granted under the Plan. That cost is expected to be recognized over the vesting period.
NOTE 18 - INCOME TAXES

The components of the benefit (provision) for income taxes from continuing operations are as follows for the years ended December 31, 2007 and 2006:

	2007	2006
Current benefit (provision): federal	$-	$-
Current benefit (provision): state	-	-
Total current provision	-	-

Deferred provision: federal	-	-
Deferred provision: state	-	-
Total deferred provision	-	-

Total provision (benefit) for income
taxes from continuing operations	$-	$-

BONDS.COM GROUP, INC.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
NOTE 18 - INCOME TAXES, CONTINUED

Significant items making up the deferred tax assets and deferred tax liabilities are as follows at December 31, 2007 and 2006:

	2007	2006
Long-term deferred taxes:
Operating loss carryforwards-federal	$2,017,000	$558,000
Operating loss carryforwards-state	516,000	143,000
Total deferred tax assets	2,533,000	701,000
Less: valuation allowance	(2,533,000)	(701,000)
Net deferred tax assets	$-	$-

A valuation allowance is established if it is more likely than not that all or a portion of the deferred tax asset will not be realized.  Accordingly, a valuation allowance was established for all periods presented for the full amount of the deferred tax asset due to the uncertainty of realization.  Management believes that based upon its projection of future taxable operating income for the foreseeable future, it is more likely than not that the Company will not be able to realize the benefit of the deferred tax asset at December 31, 2007.  The net change in the valuation allowance during year ended December 31, 2007, was an increase of $1,832,000.

The amounts and corresponding expiration dates of the Company’s unused net operating loss carry forwards are shown in the following table at December 31, 2007:

Year	Federal	Delaware
2025	$136,000	$136,000
2026	1,505,000	1,505,000
2027	4,292,000	4,292,000
	$5,933,000	$5,933,000

The Company’s effective income tax (benefit) rate for continuing operations differs from the statutory federal income tax benefit rate as follows:

	December 31,
	2007	2006
Federal tax benefit (provision) rate	34.0%	34.0%
State tax benefit (provision) rate	8.7%	8.7%
Valuation allowance	(42.7%)	(42.7%)
Net deferred tax assets	0.0%	0.0%

BONDS.COM GROUP, INC.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
NOTE 18 - INCOME TAXES, CONTINUED

In accordance with certain provisions of the Tax Reform Act of 1986 a change in ownership of greater than fifty percent (50%) of a corporation within a three (3) year period will place an annual limitation on the corporation’s ability to utilize its existing tax benefit carryforwards. Additionally, the Company’s utilization of its tax benefit carryforwards may be restricted in the event of possible future changes in the ownership of the Company from the exercise of options or other future issuances of common stock.

NOTE 19 - RELATED PARTIES TRANSACTIONS

Royalties

On May 5, 2006, the Company entered into a Trademark and Domain Name License agreement with an entity co-owned by the Company’s Chairman and its CEO and President whereby the Company was licensed to use the domain name www.bonds.com and the associated trademark Bonds.com in exchange for license fees as follows: $10,000 per month during year one; $20,000 per month during year two; $30,000 per month thereafter. On September 6, 2007, the Company issued 7,584,672 shares in order to acquire the domain name and associated trademark rights, thus terminating the commitment to make future royalty payments. Royalty expense recognized for the years ended December 31, 2007 and 2006 was $120,000 and $80,000, respectively.

Advances Payable, Related Parties

During the years ended December 31, 2007 and 2006, the Company received an aggregate of $0 and $65,294, respectively, of non-interest bearing advances from related parties for working capital purposes.

Notes Payable, Related Parties

During the years ended December 31, 2007 and 2006, the Company received proceeds from related parties in the aggregate of $1,990,000 and $76,984, respectively. These notes carried an interest rate from 3.6% to 12.0%. The Company recognized interest expense on these notes for the years ended December 31, 2007 and 2006 of $53,334 and $1,292, respectively. During the year ended December 31, 2007, an aggregate of $1,990,000 of principal and $53,334 of related accrued interest was satisfied by issuance of the Company’s common stock and payment in cash as follows:

Issuance 2,051,985 shares of common stock to satisfy principal of $1,055,000 and accrued interest of $27,712 for a total of $1,082,172.

Issuance of 316,880 shares of common stock to satisfy principal of $600,000 and by paying the accrued interest of $25,622 in cash.

The remainder of notes payable to related parties of $335,000 and $76,984 for the years ended December 31, 2007 and 2006, respectively, was paid in cash.

The balance of notes payable, related parties at December 31, 2007 and 2006 was $0 and $76,984, respectively.

NOTE 20 - SUBSEQUENT EVENTS

On January 11, 2008, a director of the Company exercised warrants to purchase 189,359 shares of common stock of the Company at $0.66 per share for cash of $124,977.

On January 14, 2008, two trusts exercised warrants to purchase 94,680 shares of common stock of the Company at
$ 0.66 per share for cash of $62,488.

On January 29, 2008, the Company executed a grid promissory note with two directors of the Company individually to borrow up to $250,000 from each director. The notes bear interest at 10% interest per annum. Principal and all accrued and unpaid interest is due on December 31, 2008. The Company received proceeds of $125,000 in principal on each note on January 29, 2008 and February 26, 2008 for a total of $500,000. No principal or interest has been paid on the notes.

EXHIBIT INDEX

Exhibit	Description

2.1	Agreement and Plan of Merger and Reorganization by and among IPORUSSIA, Inc., Bonds.com Holdings Acquisition, Inc. and Bonds.com Holdings, Inc., dated December 21, 2007 (1)

2.2
Stock Purchase Agreement dated as of August 21, 2007 among Bonds.com Holdings, Inc. and Hanover Capital Partners 2, Ltd., and with respect to Article IV hereof, Hanover Capital Mortgage Holdings, Inc., Relating to the purchase and sale of all of the capital stock of Pedestal Capital Markets, Inc. (1)

3.1	Certificate of Incorporation of IPORUSSIA, INC., as filed with the Secretary of State of Delaware on April 1, 2002 (2)

3.2	Certificate of Amendment of Certificate of Incorporation before payment of capital, as filed with the Secretary of State of the State of Delaware on April 1, 2002 (2)

3.3	Certificate of Ownership and Merger filed with the Secretary of Delaware on December 21, 2007 (1)

3.4	By-laws (2)

4.1	Specimen Common Stock Certificate (3)

4.2	Form of Warrant (1)

4.3	Form of Placement Agent Warrant (3)

4.4	Bonds.com Group, Inc. 2006 Equity Plan (1)

4.5	Stock Option Agreement between Bonds.com Holdings, Inc. (f/k/a Bonds Financial, Inc.) and William M. Bass dated as of February 1, 2007 (1)

4.6	Form of 12% Promissory Note (1)

4.7	Form of Investment Agreement between Bond.com Holdings, Inc. and each of the investors in the October 2007 Offering (1)

4.8	Promissory Note issued to Keating Investments, LLC dated December 21, 2007 (1)

4.9	Grid Promissory Note with John Barry III dated January 29, 2008 (6)

4.10	Grid Promissory Note with Christopher D. Moody dated January 29, 2008 (6)

10.1	Employment Agreement among Bonds.com Holdings, Inc. (f/k/a Bonds Financial, Inc.), Bonds.com, Inc. and William M. Bass dated as of February 1, 2007 (1)

10.2	Placement Agent Agreement dated October 5, 2007 between Bonds.com Holdings, Inc. and Keating Securities, LLC (1)

10.3	Registration Rights Agreement dated as of October 19, 2007 by and among Bonds.com Holdings, Inc. and each of the investors in the October 2007 Offering (1)

10.4	Registration Rights Agreement dated as of December 21, 2007, by and among IPORUSSIA, Inc., KI Equity Partners VI, LLC , Kevin R. Keating (“Keating”) and Garisch Financial, Inc. (1)

10.5	Lock-Up Agreement dated as of December 21, 2007, by and between IPORUSSIA, Inc. and John J. Barry IV (1)

10.6	Lock-Up Agreement dated as of December 21, 2007, by and between IPORUSSIA, Inc. and John Barry III (1)

10.7	Contribution Agreement (Domain Name Bonds.com) (1)

10.8	Software License Agreement dated as of August 16, 2006 between Decision Software, Inc. and Bonds.com Holdings, Inc. (f/k/a Bonds Financial, Inc.)* (1)

10.9	License Agreement dated as of February 19, 2007 between Valubond Securities, Inc. and Bonds.com Holdings, Inc. (f/k/a Bonds Financial, Inc.)* (1)

10.10	Agreement entered into as of September 11, 2006 between Radianz Americas, Inc. and Bonds.com Holdings, Inc. (f/k/a Bonds Financial, Inc.) (1)

10.11	Office Lease Agreement dated as of October 1, 2007 by and between 1515 Associates, Ltd. and Bonds.com Holdings, Inc. (Boca Raton, FL Lease) (1)

10.12	Office Lease Agreement dated as of October 10, 2007 by and between Executive Support Services, Inc. and Bonds.com Inc. (Naples, FL Lease - Suite #9) (1)

10.13	Office Lease Agreement dated as of November 13, 2007 by and between Executive Support Services, Inc. and Bonds.com Inc. (Naples, FL Lease - Suite #8) (1)

10.14	Office Lease Agreement dated as of November 13, 2007 by and between Executive Support Services, Inc. and Bonds.com Inc. (Naples, FL Lease - Suite #4) (1)

10.15	Lease Agreement dated as of September 18, 2006 by and between 100 North Washington, LLC and Bonds.com Holdings, Inc. (f/k/a Bonds Financial, Inc.) (Sarasota, FL Lease) (1)

10.16	Release Agreement by and between IPORUSSIA, INC. and Vladimir Kuznetsov dated March 22, 2007 (4)

10.17	Release Agreement by and between IPORUSSIA, INC. and the Estate of Leonard W. Suroff dated March 22, 2007 (4)

10.18	Release Agreement by and between IPORUSSIA, INC. and Richard Bernstein dated March 22, 2007 (4)

10.19	Indemnity Agreement by and among IPORUSSIA, INC., Vladimir Kuznetsov, Mark R. Suroff and Richard Bernstein dated March 22, 2007 (4)

10.20	Management Agreement by and between IPORUSSIA, INC. and Vero Management, L.L.C. dated March 26, 2007 (5)

10.21	Consulting Agreement dated as of December 21, 2007 between After Market Support, LLC and Bonds.com Holdings, Inc. (1)

14	Code of Business Conduct and Ethics (3)

21	Subsidiaries of the Company (3)

31.1	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (3)

31.2	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (3)

2

32.1	Certification of Principal Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (3)

32.2	Certification of Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (3)

 *Confidential treatment requested with respect to portions of this document

(1)	Previously filed

(2)	Incorporated by reference from the Company's Registration Statement on Form SB-2 filed with the SEC on August 16, 2002 (File No. 333-98247)

(3)	Filed herewith

(4)	Incorporated by reference from the Company’s Current Report on Form 8-K filed with the SEC on March 26, 2007 (File No. 000-51076)

(5)	Incorporated by reference from the Company’s Current Report on Form 8-K filed with the SEC on March 27, 2007 (File No. 000-51076)

(6)	Incorporated by reference from the Company’s Current Report on Form 8-K filed with the SEC on February 1, 2008 (File No. 000-51076)

3