Form 10-Q
period 2008-03-31
Bonds.com Group, Inc.
filed 2008-05-15
CIK 1179090

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒ Quarterly report pursuant to Section 13 or 15(d) of the Securities
Exchange Act of 1934

For the quarterly period ended March 31, 2008

OR

☐ Transition report pursuant to Section 13 or 15(d) of the Securities
Exchange Act of 1934

For the transition period from ____________ to _______________

Commission File Number: 000-51076

BONDS.COM GROUP, INC.
(Exact Name of Registrant as Specified in Its Charter)

Delaware	38-3649127
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

1515 Federal Highway, Suite 212, Boca Raton, Florida	33432
(Address of Principal Executive Offices)	(Zip Code)

(561) 953-5343
(Registrant's Telephone Number, Including Area Code)

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of "large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large Accelerated Filer ☐	Accelerated Filer ☐
Non-Accelerated Filer (Do not check if a smaller reporting company) ☐	Smaller Reporting Company ☒

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

Indicate the number of shares outstanding of each of the Registrant's classes of common stock, as of the latest practicable date. As of May 14, 2008 the registrant had 61,216,590 shares of common stock, $.0001 par value, issued and outstanding.

BONDS.COM GROUP, INC.

INDEX TO FORM 10-Q

Page No.
PART I. FINANCIAL INFORMATION	1

Item 1. Financial Statements	1

Condensed Consolidated Balance Sheets (Unaudited) as of March 31, 2008 and December 31, 2007	1

Condensed Consolidated Statements of Operations (Unaudited) for the Three Months Ended March 31, 2008 and the period from October 18, 2005 (Inception) to March 31, 2008	2

Condensed Consolidated Statements of Cash Flows (Unaudited) for the Three Months Ended March 31, 2008 and the period from October 18, 2005 (Inception) to March 31, 2008	3

Notes to (Unaudited) Condensed Consolidated Financial Statements	4

Item 2. Management's Discussion and Analysis of Financial Conditions and Results of Operations	15

Item 3. Quantitative and Qualitative Disclosures about Market Risk	18

Item 4T. Controls and Procedures	18

PART II. OTHER INFORMATION	19

Item 1. Legal Proceedings	19

Item 1A. Risk Factors	19

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds	19

Item 3. Defaults upon Senior Securities	19

Item 4. Submission of Matters to a Vote of Security Holders	19

Item 5. Other Information	19

Item 5.02. Departure of Directors or Certain Officers; Election of Directors; Appointment of Certain Officers; Compensatory Arrangements of Certain Officers	20

Item 6. Exhibits	20

SIGNATURES	21

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements

Bonds.com Group, Inc.
(A Development Stage Company)
Condensed Consolidated Balance Sheets (Unaudited)
March 31, 2008 and December 31, 2007

ASSETS

	March 31,	December 31,
	2008	2007

Current assets:
Cash and cash equivalents	$647,512	$1,046,150
Investment in certificate of deposit	47,570	119,570
Accrued interest receivable	2,570	2,950
Prepaid expenses	40,000	84,260
Total current assets	737,652	1,252,930

Property and equipment, net	417,172	450,238
Intangible assets, net	1,287,535	1,292,315
Other assets	177,785	201,106
Restricted cash	72,000	72,000
Total assets	$2,692,144	$3,268,589

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
Accounts payable and accrued expenses	$759,276	$459,939
Obligations under capital leases, current portion	104,054	107,912
Notes payable, related parties	500,000	-
Notes payable, other	272,764	272,343
Total current liabilities	1,636,094	840,194

Long-term liabilities:
Obligations under capital leases, net of current portion	23,961	28,612
Deferred rent	21,381	16,277
Notes payable, other, net of current portion	44,158	50,010
Total liabilities	1,725,594	935,093

Commitments and contingencies

Stockholders' equity
Preferred stock $0.0001 par value; 1,000,000 authorized; none issued
no shares issued and outstanding	-	-
Common stock $0.0001 par value; 150,000,000 authorized; 61,216,590
and 60,932,551 issued and outstanding, respectively	6,121	6,093
Additional paid in capital	8,914,960	8,727,522
Deferred compensation	(427,439)	(466,428)
Deficit accumulated during the development stage	(7,527,092)	(5,933,691)
Total stockholders' equity	966,550	2,333,496
Total liabilities and stockholders' equity	$2,692,144	$3,268,589

See the accompanying notes to the unaudited condensed consolidated financial statements.

Bonds.com Group, Inc.
(A Development Stage Company)
Condensed Consolidated Statements of Operations (Unaudited)
For the Three Months Ended March 31, 2008 and
the Period From October 18, 2005 (Inception) to March 31, 2008

		For the Period From
	For the Three	October 18, 2005
	Months Ended	(Inception) to
	March 31, 2008	March 31, 2008

Revenues:	$27,559	$65,243

Cost of sales	8,249	14,745

Gross Margin	19,310	50,498

Operating expenses:
Payroll and related costs	462,976	1,819,463
Software	37,366	767,200
Legal and accounting fees	293,593	1,121,002
Royalties	-	200,000
Dues and subscriptions	77,643	337,929
Rent	93,397	352,840
Computer connection	81,336	338,727
Licenses and permits	70,083	317,326
Consulting	49,204	232,254
Investment banking advisory fees	-	500,000
Advertising	177,272	271,542
Travel	22,813	141,328
Website development costs	3,087	77,857
Depreciation	38,203	144,700
Amortization	41,441	146,526
Other	153,637	733,085
Total operating expenses	1,602,051	7,501,779

Loss from operations	(1,582,741)	(7,451,281)

Other income (expense):
Interest income	6,445	12,941
Interest expense	(17,105)	(88,752)
Total other income (expense)	(10,660)	(75,811)

Net loss before taxes	(1,593,401)	(7,527,092)

Income taxes	-	-

Net loss applicable to common stockholders	$(1,593,401)	$(7,527,092)

Loss per share - basic and diluted	$(0.03)

Weighted average shares outstanding basic and diluted	$61,163,528

See the accompanying notes to the unaudited condensed consolidated financial statements.

Bonds.com Group, Inc.
(A Development Stage Company)
Condensed Consolidated Statements of Cash Flows (Unaudited)
For the Three Months Ended March 31, 2008 and
the Period From October 18, 2005 (Inception) to March 31, 2008

		For the Period From
	For the Three	October 18, 2005
	Months Ended	(Inception) to
	March 31, 2008	March 31, 2008
Cash flows from operating activities:
Net loss	$(1,593,401)	$(7,527,092)
Adjustments to reconcile net loss to net cash
used in operating activities:
Depreciation	38,203	144,700
Amortization	41,441	146,526
Impairment of property and equipment	-	33,240
Share-based compensation	38,989	198,160
Changes in operating assets and liabilities:
Prepaid expenses	44,260	(40,000)
Other assets	(3,074)	(66,277)
Net interest receivable	380	(2,570)
Accounts receivable, net	22,495	(6,197)
Deposits	181	(100,000)
Accounts payable and accrued expenses	303,056	697,130
Advances payable, related parties	-	(65,284)
Notes payable	(5,431)	328,621
Deferred rent	5,104	21,381
Net cash used in operating activities	(1,107,797)	(6,237,662)

Cash flows from investing activities:
Purchases of property and equipment	(5,138)	(385,355)
Purchases of intangible assets	(36,660)	(534,060)
Proceeds invested in broker-dealer	-	(50,000)
Proceeds invested in certificate of deposit	72,000	(47,570)
Net cash provided by (used in) investing activities	30,202	(1,016,985)

Cash flows from financing activities:
Advances received from related parties	-	65,284
Proceeds received from notes payable, related parties	500,000	2,566,984
Repayments of notes payable, related parties	-	(412,029)
Proceeds from notes payable	-	72,353
Proceeds from warrants exercised	187,466	5,012,570
Collections from stock subscriptions receivable	-	741,491
Principal payments on obligations under capital leases	(8,509)	(73,234)
Restricted cash	-	(72,000)
Reverse merger acquisition	-	740
Net cash provided by financing activities	678,957	7,902,159

Net (decrease) increase in cash and cash equivalents	(398,638)	647,512

Cash and cash equivalents - beginning of period	1,046,150	-

Cash and cash equivalents - end of period	$647,512	$647,512

Supplemental disclosure of cash activities:
Interest paid	$17,106	$87,461

Supplemental disclosure of non-cash investing and financing activities:
Stock issued for stock subscription receivable	$-	$750,000
Acquisition of leased property under capital leases	$-	$209,758
Issuance of stock to acquire domain name	$-	$850,000
Issuance of stock to settle related party notes payable and interest	$-	$1,082,172

See the accompanying notes to the unaudited condensed consolidated financial statements.

Bonds.com Group, Inc.
(A Development Stage Company)
Notes to Unaudited Condensed Consolidated Financial Statements

Note 1 - Description of Business and Summary of Significant Accounting Policies

Description of Business
Bonds.com Holdings, Inc. was incorporated in the State of Delaware on October 18, 2005 under the name Bonds Financial, Inc. On June 14, 2007, an amendment was filed thereby changing the name from Bonds Financial, Inc. to Bonds.com Holdings, Inc. Bonds.com Holdings, Inc. is a development stage company since it has generated no significant revenues to date and devotes most of its activities toward raising capital and implementing its business plan. On October 4, 2007, Bonds.com Holdings, Inc acquired Pedestal Capital Markets, Inc. (“Pedestal”), an existing FINRA registered broker dealer entity and was subsequently renamed Bonds.com, Inc.  Bonds.com, Inc., offers corporate bonds, municipal bonds, agency bonds, certificates of deposit, and U.S. Treasuries to potential customers via Bonds.com Holdings, Inc.’s software and website, www.bondstation.com. After final testing of its software and fully staffing its back office operations, Bonds.com Holdings, Inc. commenced initial operations in December of 2007.

Bonds.com, LLC was formed in the State of Delaware on June 5, 2007 to facilitate an acquisition that was not finalized. Bonds.com, LLC remains a wholly owned subsidiary of Bonds.com Holdings, Inc. but currently is inactive.

Bonds.com Wealth Management, LLC was formed in the State of Delaware on July 24, 2007. This wholly-owned subsidiary is intended to manage assets for high net worth individuals and is registered in the State of Florida to operate as an investment advisor.

On December 21, 2007, the Bonds.com Holdings, Inc. consummated a merger with IPORussia (a public “shell”). As a result of the merger, IPORussia changed its name to Bonds.com Group, Inc. and became the parent company of Bonds.com Holdings, Inc. and its subsidiaries. In connection with the merger, IPORussia acquired all the outstanding shares of Holdings Inc.’s common stock and all outstanding options and warrants in exchange for its common stock, options and warrants. The acquisition was accounted for as a reverse merger with Bonds.com Holdings, Inc. as the accounting acquirer.

Principals of Consolidation
The accompanying condensed consolidated financial statements include the accounts of Bonds.com Group, Inc., Bonds.com Holdings, Inc., Bonds.com, Inc., Bonds.com, LLC and Bonds.com Wealth Management, LLC, all of which are hereafter collectively referred to as the “Company”.

All material inter-company transactions have been eliminated in consolidation.

Basis of Presentation
The Company has yet to fully commence substantive operations and has focused its efforts on capital raising activities and developing an active customer base. As a result, the Company’s financial statements are presented as a development stage entity.

Bonds.com Group, Inc.
(A Development Stage Company)
Notes to Unaudited Condensed Consolidated Financial Statements

Note 1 - Description of Business and Summary of Significant Accounting Policies, continued

Basis of Presentation, continued
The Company has prepared the unaudited consolidated balance sheet as of March 31, 2008, the unaudited consolidated statement of operations and statements of cash flows for the period from October 18, 2005 (Inception) to March 31, 2008 and the three months ended March 31, 2008. The consolidated balance sheet as of December 31, 2007 is derived from the Company’s audited financial statements included in the Company’s Annual Report on Form 10-K, filed with the United States Securities and Exchange Commission (the “SEC”) on March 31, 2008. In the opinion of management, all adjustments (which include normal recurring adjustments) necessary to fairly present the financial position, results of operations and cash flows of the Company as of March 31, 2008 and for all periods presented have been made.

The Company prepared the accompanying unaudited condensed consolidated financial statements in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and with the instructions to the Quarterly Report on Form 10-Q and Article 10 of Regulation S-X. Certain information and footnote disclosures normally included in the financial statements prepared in accordance with GAAP have been omitted. The results of operations for the period ended March 31, 2008 are not necessarily indicative of the results of operations for the full 2008 fiscal year.

Use of Estimates
The preparation of condensed consolidated financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the condensed consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

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

Category	Lives
Leased property under capital leases	3 years
Computer equipment	3 years
Furniture and fixtures	5 years
Office equipment	5 years
Leasehold improvements	5.25 years

Bonds.com Group, Inc.
(A Development Stage Company)
Notes to Unaudited Condensed Consolidated Financial Statements

Note 1 - Description of Business and Summary of Significant Accounting Policies, continued

Intangible Assets
Intangible assets are initially recorded at cost, which is considered to be fair value at the time of purchase. Amortization is provided for on a straight-line basis over the estimated useful lives of the assets per the following table. The Company’s domain name (www.bonds.com) is presumed to have an indeterminate life and is not subject to amortization. The Company evaluates the recoverability of intangible assets periodically and takes into account events or circumstances that warrant revised estimates of useful lives or that indicate that impairment exists. No impairments of intangible assets have been identified during any of the periods presented.

Category	Lives
Software	3 years
Capitalized website development costs	3 years

Impairment of Long-Lived Assets
The Company reviews its long-lived assets for impairment whenever events or changes indicate that the carrying amount of an asset or group of assets may not be recoverable. For purposes of evaluating the recoverability of long-lived assets, the recoverability test is performed using undiscounted net cash flows related to the long-lived assets. During 2007, leasehold improvements to the Company’s Boca Raton, Florida office space were impaired when it was determined that the tenant sub-lessor from which the Company was subleasing failed to make the required monthly payments to the primary lessor. During October 2007, the Company negotiated and entered into a new lease with the lessor for different office space within the same office building. The landlord allowed the Company to continue to occupy the old office space while improvements were made to the new office space. Accordingly, the leasehold improvements made to the old space were written off in 2007. Accordingly, an impairment loss of $21,365 was recognized in other operating expenses in the accompanying statement of operations for the period from October 18, 2005 (Inception) to March 31, 2008. There were no impairment losses recorded during the three months ended March 31, 2008.

Income Taxes
Current income taxes are based on the year’s taxable income for federal and state income tax reporting purposes. Deferred income taxes are provided on a liability basis whereby deferred tax assets are recognized for deductible temporary differences and operating loss carryforwards and deferred tax liabilities are recognized for taxable temporary differences. Temporary differences are the differences between the reported amounts of assets and liabilities and their tax bases. Deferred tax assets are reduced by a valuation allowance when, in the opinion of management, it is more likely than not that some portion or all of the deferred tax assets will not be realized. Deferred tax assets and liabilities are adjusted for the effects of changes in tax law and rates on the date of enactment.

Advertising Costs
Advertising and sales promotion costs are expensed as incurred. Advertising expense for the three months ended March, 31, 2008 and for the period from October 18, 2005 (inception) to March 31, 2008 was $177,272 and, $271,542 respectively.

Bonds.com Group, Inc.
(A Development Stage Company)
Notes to Unaudited Condensed Consolidated Financial Statements

Note 1 - Description of Business and Summary of Significant Accounting Policies, continued

Operating Leases
The Company leases office space under operating lease agreements with original lease periods up to 63 months.  Certain of the lease agreements contain rent holidays and rent escalation provisions.  Rent holidays and rent escalation provisions are considered in determining straight-line rent expense to be recorded over the lease term.  The lease term begins on the date of initial possession of the lease property for purposes of recognizing lease expense on a straight-line basis over the term of the lease.  Lease renewal periods are considered on a lease-by-lease basis and are generally not included in the initial lease term.

Share-Based Compensation
The Company accounts for its share-based awards in accordance with SFAS 123 (revised 2004), “Share-Based Payment”, or SFAS 123R, and its related implementation guidance as promulgated by both the Financial Accounting Standards Board (the “FASB”), and the Securities and Exchange Commission (“SEC”) Staff Accounting Bulletin (“SAB”) No. 107, or SAB 107, associated with the accounting for share-based compensation arrangements with employees and directors. These pronouncements require that equity-based compensation cost be measured at the grant date (based upon an estimate of the fair value of the compensation granted) and recorded to expense over the requisite service period, which generally is the vesting period. The Company adopted SFAS 123R using the prospective method on February 1, 2007, the date the initial option was granted. Under this method, share-based compensation is recognized for all new share-based awards and to awards modified, repurchased, or cancelled on or after January 1, 2006, the effective date, in accordance with the original provisions of FASB Statement No. 123, “Accounting for Stock-Based Compensation” (“SFAS 123”) based on the grant date fair value estimated using the Black-Scholes option pricing model.

Recent Accounting Pronouncements
“In September 2006, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 157, “Fair Value Measurements.” This Statement defines fair value, establishes a framework for measuring fair value in accordance with GAAP, and expands disclosures about fair value measurements. The Statement clarifies the rule that fair value be based on the assumptions that market participants would use when pricing an asset or liability, and establishes a fair value hierarchy that prioritizes the framework and information used to develop those assumptions. FASB Staff Position 157-2 delays the effective date of SFAS No. 157 to allow the FASB Board additional time to consider the effect of various implementation issues that have arisen, or that may arise, from the application of SFAS No. 157. Under FASB Staff Position 157-2, the Company is required to adopt the provisions of SFAS No. 157 for financial statements issued for fiscal years beginning after November 15, 2008. The adoption of SFAS No. 157 is not expected to have a material impact on the Company’s condensed consolidated financial statements.”

Bonds.com Group, Inc.
(A Development Stage Company)
Notes to Unaudited Condensed Consolidated Financial Statements

Note 2 - Going Concern

Since its inception, the Company has generated no significant revenues and has incurred a cumulative net loss since inception of $7,527,092, and further losses are anticipated in the development of its business.  The Company is in the development stage and has no significant operating revenues. Without additional capital from outside investors, or further financing, the Company’s ability to continue with development stage activities and to implement its business plan is limited. Management commenced initial operations in December of 2007 utilizing additional capital raised during the months of October and November 2007.  The Company’s independent registered public accounting firm included an additional paragraph in their December 31, 2007 report raising substantial doubt about the Company’s ability to continue as a going concern. The financial statements do not include any adjustments relating to the recovery of the recorded assets or the classification of the liabilities that might be necessary should the Company be unable to continue as a going concern.

Note 3 - Fair Value of Financial Instruments

Cash and cash equivalents, accounts payable and accrued expenses, and other current liabilities are recorded in the financial statements at cost, which approximates fair market value because of the short-term maturity of those instruments. Based on the market interest rates currently available to the Company for investments with similar terms and maturities, the fair value of its certificates of deposit at March 31, 2008 and December 31, 2007, was $119,570 of which $72,000 is collateral for a loan to a non-related lender and is classified as restricted cash on the Company’s balance sheet. The carrying amount of the Company's obligations under capital leases approximates quoted market prices or current rates offered to the Company for debt of the same remaining maturities.

Note 4 - Property and Equipment

Property and equipment consisted of the following at March 31, 2008 and December 31, 2007:

	March 31,	December 31,
	2008	2007
Leased property under capital leases	$209,758	$209,758
Computer equipment	175,814	173,437
Furniture and fixtures	43,088	40,329
Office equipment	122,227	122,227
Leasehold improvements	10,372	10,372
Total property and equipment	561,259	556,123
Less: Accumulated depreciation and amortization	(144,087)	(105,885)
Property and equipment, net	$417,172	$450,238

Depreciation expense for the three months ended March 31, 2008 and for the period from October 18, 2005 (Inception) to March 31, 2008 was $38,203 and $144,700, respectively.

Bonds.com Group, Inc.
(A Development Stage Company)
Notes to Unaudited Condensed Consolidated Financial Statements

Note 5 - Intangible Assets

Intangible assets consisted of the following at March 31, 2008 and, December 31, 2007:

	March 31,	December 31,
	2008	2007
Non-amortizing intangible assets
Domain name (www.bonds.com)	$850,000	$850,000
Broker dealer license	50,000	50,000
	900,000	900,000
Amortizing intangible assets
Software	377,016	340,356
Capitalized website development costs	150,515	150,515
Other	6,529	6,529
	1,434,060	1,397,400
Less: Accumulated amortization	(146,525)	(105,085)
Intangible assets, net	$1,287,535	$1,292,315

Amortization expense for the three months ended March 31, 2008 and for the period from October 18, 2005 (inception) to March 31, 2008 was $41,441 and $146,526, respectively.

The following is a schedule of estimated future amortization expense of intangible assets as of March 31, 2008:

Year ending December 31,

2008	$133,279
2009	171,950
2010	77,501
2011	3,736
2012	1,070
$387,536

Note 6 - Investment in Broker-Dealer

On October 4, 2007, the Company acquired all of the outstanding shares of Pedestal Capital Markets, Inc. (“Pedestal”) in exchange for a cash purchase price of $50,000 plus the existing regulatory capital at the closing date ($61,599).

Bonds.com Group, Inc.
(A Development Stage Company)
Notes to Unaudited Condensed Consolidated Financial Statements

Note 6 - Investment in Broker-Dealer, continued

The following is a summary of the estimated fair values of the assets acquired and liabilities assumes as of the date of the acquisition:

Assets acquired
Cash	$61,119
Other current assets	2,504
Identified intangible assets	50,000
Total assets acquired	$113,623

Liabilities assumed
Other current liabilities	$2,024
Total liabilities assumed	$2,024

Net investment	$111,599

During the three months ended March 31, 2008, the Company invested an additional $342,000 bringing the total investment to $1,968,609.

Note 7 - Notes Payable, Related Parties

The following is a summary of related party notes payable at March 31, 2008 and December 31, 2007:

	March 31,	December 31,
	2008	2007

$500,000 of notes payable to two of the Company's directors in form of grid promissory notes, originating from $250,000 in cash received in January 29, 2008 and February 26, 2008 for a total of $500,000, bearing

interest at 10% per annum, principal and accrued interest is due at maturity on December 31, 2008, unsecured	$500,000	$-
Total	500,000	-
Less: Current portion	(500,000)	-
Long-term portion	$-	$-

Bonds.com Group, Inc.
(A Development Stage Company)
Notes to Unaudited Condensed Consolidated Financial Statements

Note 7 - Notes Payable, Related Parties, continued

The Company recognized $6,667 of interest expense on these related party notes payable.
During the year ended December 31, 2007, the Company received an aggregate of $1,990,000 of proceeds from related parties in exchange for notes payable bearing interest from 3.6% to 12%. Interest expense recognized on these related party notes payable was $53,334. During 2007, the notes were repaid via payment of cash and issuance of common stock.

Note 8 - Notes Payable, Other

The following is a summary of third party notes payable at March 31, 2008 and December 31, 2007:

	March 31,	December 31,
	2008	2007
$72,343 of notes payable to a financial institution, monthly principal and interest payments of $2,251 are required, bearing interest at 7.5%, with a maturity date of December 4, 2010, secured by a certificate of deposit	$66,923	$72,353

$250,000 of notes payable to an investment advisory firm for advisory fees in association with the Company's reverse merger transactions, no monthly payments are required, bearing interest
at 10.0%, principal and interest due at the earlier of June 21, 2007 or a date on which the Company consummates a public offering of its equity securities with gross proceeds equal to or in excess of $5,000,000, unsecured	250,000	250,000

Total	316,923	322,353
Less: Current portion	(272,764)	(272,343)

Long-term portion	$44,159	$50,010

The Company recognized $7,935 of interest expense on these third party notes payable, for the three months ended March 31, 2008.

Bonds.com Group, Inc.
(A Development Stage Company)
Notes to Unaudited Condensed Consolidated Financial Statements

Note 9 - Commitments and Contingencies

Operating Leases
The Company leases office facilities and equipment and obtains data feeds under long-term operating lease agreements with various expiration dates and renewal options. The following is a schedule of future minimum rental payments required under operating leases as of March 31, 2008:

Year Ending December 31,
2008	$312,944
2009	309,294
2010	206,818
2011	200,714
2012	211,007
Total minimum payments required	$1,240,777

Rent expense for all operating leases for the three months ended March 31, 2008 and for the period from October 18, 2005 (inception) to March 31, 2008 was $93,397and $352,840, respectively.

Capital Leases
The Company leases internet servers under long-term lease agreements that are classified as capital leases. Amortization expense for capital leases is included in depreciation expense (See Note 4). Interest expense under capital leases for the three months ended March 31, 2008 and for the period from October 18, 2005 (inception) to March 31, 2008 was $3,840 and $5,202, respectively. The following is a schedule by years of future minimum lease payments under capital leases together with the present value of the net minimum lease payments as of March 31, 2008:

Year Ending December 31,
2008	$108,614
2009	29,622
Net minimum lease payments	138,236
Less: Amount representing interest	(10,220)
Present value of net minimum lease payments	$128,016

Customer Complaints and Arbitration
From time to time our Company’s subsidiary broker dealer, Bonds.com, Inc., may be a defendant or co-defendant in arbitration matters incidental to its retail and institutional brokerage business. Bonds.com, Inc may contest the allegations in the complaints in these cases and carries errors and omissions insurance policy to cover such incidences. The policy terms require that the Company pay a deductible of $50,000 per incidence. In the opinion of management, the outcome of any pending matters will not have a material adverse effect on the financial position or results of operations of the Company or its subsidiaries.

The Company is not currently subject to any customer complaints or arbitration claims and therefore has not accrued any liability with regards to these matters.

Bonds.com Group, Inc.
(A Development Stage Company)
Notes to Unaudited Condensed Consolidated Financial Statements

Note 9 - Commitments and Contingencies, continued

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

Note 10 - Earnings (Loss) Per Share

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

The calculation of diluted loss per share at March 31, 2008 does not include options to acquire 1,892,812 shares or warrants to acquire 4,658,225 shares of common stock, as their inclusion would have been anti-dilutive.

Note 11 - Net Capital and Reserve Requirements

Bonds.com, Inc., the broker dealer subsidiary of the Company, is subject to the Securities and Exchange Commission Uniform Net Capital Rule 15c3-1 and the requirements of the securities exchanges of which they are members.

Net capital positions of the Company’s broker dealer subsidiary were as follows at March 31, 2008:

Ratio of aggregate indebtedness to net capital	.03 to 1
Net capital	$725,098
Required net capital	$100,000

Note 12 - Related Parties Transactions

Notes Payable, Related Parties
During the three months ended March 31, 2008 and the year ended December 31, 2007, the Company received an aggregate of $500,000 and $1,990,000 of proceeds from related parties in exchange for notes payable bearing interest from 3.6% to 12.0%, respectively. Interest expense recognized on related party notes payable for the three months ended March 31, 2008 was $6,667. During the year ended December 31, 2007, an aggregate of $1,054,955 of principal and $27,217 of related accrued interest was converted into 327,393 shares of stock and $10,000 was repaid in cash. The balance of notes payable, related parties, at March 31, 2008 and December 31, 2007 was $ 500,000 and $0, respectively.

Equity
On January 11, 2008, a director of the Company exercised warrants to purchase 284,039 shares of common stock of the Company for cash of $187,466.

Bonds.com Group, Inc.
(A Development Stage Company)
Notes to Unaudited Condensed Consolidated Financial Statements

Note 13 - Subsequent Events

Litigation with Kestrel Technologies, LLC (“Kestrel”)
During 2006, the Company paid Kestrel approximately $600,000 to develop proprietary software on its behalf and this amount has been expensed to software expenses in the accompanying condensed consolidated statements of operations. Also during 2006, the Company’s then Chairman advanced $250,000 to Kestrel on behalf of the Company. The Company guaranteed Kestrel’s repayment of the advance to the Company’s Chairman. During August 2006, the Company commenced an action against Kestrel, alleging certain defaults by Kestrel related to the development of software.

On April 9, 2008, a jury found Kestrel Technologies, LLC ("Kestrel") liable for an anticipatory breach of certain of its contractual obligations to Bonds.com Holdings, Inc. (“Holdings”), and awarded Holdings $600,000 in damages and $112,466 in interest for a total of $712,466. In addition, the Company’s then Chairman was awarded $312,906 in damages (collectively, the “Judgments”).

On May 14, 2008, the Company entered into a Payment Agreement (“Agreement”) with Kestrel to satisfy the Judgments. The Agreement requires Kestrel to pay Holdings $300,000 on or before June 1, 2008 and 6 monthly payments commencing July 1, 2008 in the amount of $77,771 with a final payment due on January 1, 2009 of $59,653.

Notes payable, related parties
On April 24, 2008, the Company executed promissory notes with one of its directors and an investment fund co-managed by the director pursuant to which the director and the fund loaned the Company up to $400,000 each for a total of $800,000. The notes bear interest at 9% per annum with all outstanding principal and interest due and payable on or before April 30, 2009. The notes are secured by a financial interest in the Judgments.

Resignation of Chief Financial Officer
The Company’s CFO tendered his resignation as an employee and officer of the Company on May 9, 2008, and on May 12, 2008 he entered into a Separation Agreement with the Company. The Company has committed to pay approximately $33,000 in compensation and benefits.

Item 2. Management's Discussion and Analysis of Financial Conditions and Results of Operations

The following discussion of our Company’s plan of operation, financial condition and results of operation should be read in conjunction with the consolidated financial statements and the notes thereto included in this quarterly report.

General

We are a development stage company and, as of the date of this quarterly report, we are not fully operational. As a result, we have only generated nominal revenues to date. Since inception, we have funded our working capital needs through the sale of our equity securities and incurrence of debt from our founders, directors, investors and financial institutions.

During the period from October 19, 2007 to November 2, 2007, we raised gross proceeds of $4,350,000 (the “October 2007 Offering”) in order to finance the continued development of our BondStation trading platform and also to provide us with additional working capital. In January 2008 we obtained loans from two of our directors in an aggregate principal amount of $500,000 (the “January Loans”). In April 2008 we entered into loan transactions with one of our directors and an entity in which he holds a 50% interest to obtain additional funds in an aggregate principal amount of $800,000. These loans were fully funded in April and May of 2008 (the “April Loans”). The October 2007 Offering, the January Loans and the April Loans are described in greater detail under the subheading Recent Financing Activities below.

Based on our business plan, we believe that our business will begin to be profitable during the first quarter of 2009. Additionally, we believe that we currently have sufficient funds available for the operation of our business through early to mid third quarter 2008. Since we do not anticipate becoming cash flow positive until the first quarter of 2009, we will need to raise additional funds for general working capital purposes, within the next three months, through additional equity financing and/or additional loans from our officers, directors and others. We have not currently identified any specific sources of financing.

We have initiated preliminary marketing of BondStation on our Bonds.com and BondStation.com websites. We also began an advertising and marketing campaign for our electronic trading platform in the first quarter of 2008 on television and over the Internet. During the first quarter of 2008 we spent approximately $177,000 on advertising and marketing.

To promote our BondStation electronic trading platform to fixed income investors, we have created and developed Bonds.com TV, a streaming video presentation. Bonds.com TV includes a complete video based educational series incorporating content provided on our BondClass.com website as well as a general primer on economic indicators. In the third quarter of 2008 we intend to produce and distribute segments that provide daily updates on new issue underwriting in municipal bonds, agency bonds, corporate bonds, mortgages and other fixed-income securities. We expect to deliver Bonds.com TV to registered users via e-mail and it also will be archived on the Bonds.com and BondClass.com websites.

Additionally, we have registered to participate in several banking and credit union trade shows to enhance our relationships with banks and other institutions. Through our CD Station portal currently being developed, we will provide banks and other institutional investors with a platform to buy and sell brokered certificates of deposit. We expect our CD Station portal to be fully operational by the third quarter of 2008.

We currently have 21 employees to support and grow our business operations. Two of our employees provide hardware and software technology support and also assist us with our internal programming requirements. Eight of these employees serve as relationship managers and directly service our individual and institutional investor clients with their trading operations. We also have five employees that provide customer support relating to new accounts, trading and compliance requirements. We believe that our staff is sufficient to handle our current business needs. We expect to add an additional 10 members to our sales staff in the near future. Our goal is to expand our sales staff to approximately 20 professionals by December 2008.

Our business requires significant expenditures on hardware to support the anticipated volume of online activity associated with our BondStation electronic trading platform. A substantial portion of our working capital has been utilized to contract with third parties for information and data feeds, servers with backup locations and onsite computer trading equipment. To date, we have spent approximately $1.85 million on hardware, software, third party professional fees and licensing rights to operate our BondStation trading platform as currently in use.

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

Recent Financing Activities

Pursuant to the October 2007 Offering, our wholly-owned subsidiary, Bonds.com Holdings, Inc. (“Holdings”) raised gross proceeds of $4,350,000 from the sale of common stock and warrants to 49 accredited investors. In the October 2007 Offering, Holdings raised $3,750,000 of new funds and converted $600,000 of outstanding indebtedness. Holdings issued an aggregate of 1,314,135 shares of common stock and warrants to purchase up to an aggregate of 657,111 shares of Holdings’ common stock, at an exercise price of $4.14 per share. In the Reverse Merger consummated on December 21, 2007, these securities of Holdings were converted into 8,236,551 shares of our common stock and warrants to purchase 4,118,569 shares of our common stock at an exercise price of $0.66 per share. We also issued warrants to designees of the placement agent in connection with the October 2007 Offering to purchase up to an additional 823,695 shares of common stock at an exercise price of $0.66 per share. The net proceeds received by Holdings, after the deduction of offering expenses and excluding the conversion of indebtedness, were approximately $3,375,000. Under the terms of the October 2007 Offering, net proceeds were allocated to (1) repayment of outstanding loans to Holdings’ founders in an aggregate principal amount of up to $500,000; (2) recruiting and training additional management, technical and marketing personnel; (3) research and development; (4) public relations; (5) advertising and marketing; (6) development and maintenance of our BondStation electronic trading platform; and (7) general working capital purposes.

In connection with the January Loans, we executed promissory notes with two of our directors, John Barry III and Christopher D. Moody, pursuant to which each of them made loans to us in an aggregate principal amount of $250,000 for a total of $500,000. The outstanding principal amounts of these loans accrue interest at a rate of 10% per annum and all outstanding principal and interest is due and payable on or before December 31, 2008. We have used the proceeds from the January Loans for general working capital purposes.

In connection with the April Loans, we executed secured promissory notes with Mr. Moody and Valhalla Investment Partners, an investment fund co-managed by Mr. Moody, pursuant to which each of them made loans to us in an aggregate principal amount of $400,000 for a total of $800,000. The outstanding principal amounts of these loans accrue interest at a rate of 9% per annum and all outstanding principal and interest is due and payable on or before April 30, 2009. The April Loans are secured by our interest in certain payments due and payable to us under the Payment Agreement, described in Legal Proceedings hereafter, in the approximate aggregate amount of $826,000. We have and will continue to use the proceeds from the April Loans for general working capital purposes.

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

Cash flows used in operating activities from October 18, 2005 (inception) through March 31, 2008 were approximately $6.2 million. Of this amount, payroll accounted for approximately $1,812,000, non-capitalized software expense for approximately $844,000, and royalties, set-up fees, and subscription costs associated with our websites for approximately $877,000. Legal fees associated with formation of the Company, domain name acquisition, general corporate representation and public company preparation accounted for approximately $1,121,000 of such total cash flows used in operating activities during said period. Interest expense was approximately $87,000. All other cash flows used in operating activities including rent, consulting fees, travel and miscellaneous expenses accounted for the remaining approximately $1,459,000 of our total cash flows used in operating activities during said period.

Litigation Settlement Payments

We entered into a Payment Agreement with Kestrel Technologies LLC a/k/a Kestrel Technologies, Inc. (“Kestrel”), which is described in greater detail below in Legal Proceedings. Under the terms of the Payment Agreement, Kestrel is required to pay us a total of $826,729.71 in monthly payments in settlement of certain litigation, which would result in our receiving monthly payments of: (i) $300,000 on or before June 1, 2008; (ii)$77,771.11 on or before the first day of each month from July through December 2008; and (iii) 59,653.05 on or before the first day of January 1, 2009. In connection with entering into the Payment Agreement, Kestrel waived any rights it may have to appeal the jury verdict and summary judgment described in greater detail below in Legal Proceedings. We intend to use these settlement payments for general working capital purposes; provided, however, that there is no assurance that Kestrel will have the funds to pay such amounts to us or that it will make such payments even if it does have such funds, in which case we may be required to take further action to enforce our rights under the Payment Agreement.

Going Concern

Our independent auditors have added an explanatory paragraph to their audit opinion issued in connection with the consolidated financial statements of Bonds.com Holdings, Inc. for the years ended December 31, 2007 and 2006, with respect to their doubt about our ability to continue as a going concern due to our recurring losses from operations and our accumulated deficit. The Company has a history of operating losses since its inception in 2005, and has an accumulated deficit of approximately $7.5 million at March 31, 2008, which together raises doubt about the Company’s ability to continue as a going concern. Our ability to continue as a going concern will be determined by our ability to sustain a successful level of operations and to continue to raise capital from debt, equity and other sources. The accompanying consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Off-Balance Sheet Arrangements

We had no off-balance sheet arrangements as of March 31, 2008.

Item 3.   Quantitative and Qualitative Disclosure about Market Risk

Not Applicable.

Item 4T.  Controls and Procedures

 Evaluation of Disclosure Controls and Procedures

Disclosure controls and procedures are designed with the objective of ensuring that information required to be disclosed in reports filed by the Company under the Exchange Act, such as this annual report, is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission. Disclosure controls and procedures are also designed with the objective of ensuring that such information is accumulated and communicated to management, including the principal executive officer and the principal financial officer, as appropriate to allow timely decisions regarding required disclosure.

Based on the controls evaluation, our Chief Executive Officer and the person serving as our Chief Financial Officer on March 31, 2008 have concluded that, subject to the limitations noted herein, as of the end of the period covered by this quarterly report, our disclosure controls were effective to provide reasonable assurance that information required to be disclosed in our periodic reports filed with the Securities and Exchange Commission is recorded, processed, summarized and reported within the time period specified by the SEC, and that material information relating to the Company and its consolidated subsidiaries is made known to management, including the principal executive officer and principal financial officer, particularly during the period when our periodic reports are being prepared.

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

The Company's management has assessed the effectiveness of the Company's internal control over financial reporting as of March 31, 2008. In making this assessment, the Company used the criteria established by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in "Internal Control-Integrated Framework." Based on this assessment, management concluded that certain controls and procedures were not effective. An explanation of the deficiencies is set forth below.

The principal executive officer and the principal financial officer determined that certain deficiencies involving internal controls constituted material weaknesses as of the end of the period covered by this quarterly report. The deficiencies identified related to audit adjustments made due to limited or no review procedures performed by management beyond the initial preparer calculations and estimates. Additionally, the Company identified a lack of formal control design structure for the review of external financial data.

PART II

OTHER INFORMATION
Item 1.  Legal Proceedings

The Company, along with John Barry III, one of its directors, commenced an action in the Supreme Court of the State of New York, County of New York, on or about August 15, 2006, against Kestrel Technologies LLC a/k/a Kestrel Technologies, Inc. (“Kestrel”) and Edward L. Bishop III, Kestrel’s President, alleging certain defaults and breaches by Kestrel and Mr. Bishop under: (i) a Master Professional Services Agreement by and between the Company and Kestrel, dated on or about December 27, 2005, as amended, along with the two Statements of Work thereunder (the “Master Agreement”) and (ii) a Revolving Credit Agreement by and between Kestrel and the Company, dated February 1, 2006 and the promissory notes issued by Kestrel thereunder, in the aggregate amount of $250,000. On March 13, 2008, the Supreme Court of the State of New York granted the Company’s motion for summary judgment with respect to the payment of amounts owed under the Revolving Credit Agreement and the associated promissory notes and awarded John Barry III $250,000 plus interest (the “Barry Judgment”). Kestrel filed a counterclaim, on or about September 27, 2006, seeking damages in an aggregate amount of $1,000,000 for the Company’s alleged breach of the Master Agreement, as well as a declaration that Kestrel has no further obligations under the Master Agreement. On April 1, 2008, a jury sitting in the Supreme Court of the State of New York found Kestrel liable for anticipatory breach of certain of its contractual obligations to the Company under the Master Agreement and awarded the Company $600,000 plus interest (the “Company Judgment”). Kestrel has entered into a settlement agreement executed on May 14, 2008 with the Company (the “Payment Agreement”) pursuant to which Kestrel has agreed to pay a total of $826,729.71 in payment of the Company Judgment and Kestrel and Edward Bishop III have agreed to pay John J Barry III a total of $406,973.58 in payment of the Barry Judgment. Amounts payable in respect of the Company Judgment are to be paid in monthly installments during the period from June 1, 2008 to January 2009; provided, however, that there is no assurance that Kestrel will have the funds to pay such amounts to the Company or that it will make such payments even if it does have such funds, in which case the Company may be required to take further action to enforce its rights under the Payment Agreement.

Item 1A. Risk Factors

Not Applicable.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3.  Defaults upon Senior Securities

None.

Item 4.  Submission of Matters to a Vote of Security Holders

None.

Item 5.   Other Information

The following information, which would otherwise be required in a Current Report on Form 8-K is being reported in this Quarterly Report on Form 10-Q, within four business days after the occurrence of the applicable event.

Item 5.02 Departure of Directors or Certain Officers; Election of Directors; Appointment of Certain Officers; Compensatory Arrangements of Certain Officers.

Rodger Rees resigned as a director on May 9, 2008. Mr. Rees also resigned as Chief Financial Officer and as principal financial and accounting officer on such date. Additionally, Mr. Rees resigned from his positions on the audit and compensation committees.

On May 12, 2008, Mr. Rees entered into a Separation and General Release with the Company and its subsidiaries, Bonds.com Holdings, Inc. and Bonds.com Inc, a copy of which is provided as an exhibit to this Quarterly Report on Form 10-Q (the “Separation and Release”). Pursuant to the terms of the Separation and Release, the Company has agreed to pay him (1) severance in the amount of $27,500, less all applicable withholding amounts for taxes and other normal payroll deductions, and (2) $1,500 as a healthcare allowance for the months of May, June and July 2008. Additionally, the Company has agreed to continue to make rental payments of $1,600 per month for Mr. Rees’ residence through July 31, 2008. In consideration for this severance and additional benefits, Mr. Rees has provided the Company with a general release from all potential claims and liabilities including, without, limitation, those relating to his employment with the Company. Mr. Rees also has agreed to return all Company property and not to make any disparaging remarks about the Company or its subsidiaries. Mr. Rees has the right to revoke his acceptance of the Separation and Release at anytime prior to May 20, 2008, in which event the Company will not be required to make any of the payments described herein.

The Company’s Chief Executive Officer, John J. Barry IV, replaced Mr. Rees as principal financial and accounting officer effective as of May 9, 2008. Information on Mr. Barry is incorporated herein by reference from the Company’s Annual Report on Form 10-K (File No. 000-51076) which was filed with the Securities and Exchange Commission on March 31, 2008.

Item 6.  Exhibits

31.1	Certification of the Principal Executive Officer and Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (Rule 13a-14(a)).

32.1
Certification of the Principal Executive Officer and Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (Rule 13a-14(b)).

99.1	Separation and General Release among Roger Rees, Bonds.com Group, Inc., Bonds.com Holdings, Inc. and Bonds.com Inc. dated May 12, 2008.

99.2
Payment Agreement dated May 14, 2008 by and between Bonds.com Holdings, Inc. and John Barry III on their own behalf, and on behalf of its executors, administrators, successors and/or assigns and Kestrel Technologies, LLC a/k/a Kestrel Technologies, Inc. and Edward L. Bishop III on their own behalf, and on behalf of their heirs, executors, administrators, successors and/or assigns.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

BONDS.COM GROUP, INC.

Date: May 15, 2008	By:	/s/ John J. Barry IV
Name: John J. Barry IV President and Chief Executive Officer (Principal Executive Officer, Principal Financial Officer and Principal Accounting Officer)