Form 10-K/A
period 2007-12-31
Bonds.com Group, Inc.
filed 2008-06-18
CIK 1179090

U.S. SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K/A
Amendment No. 1

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

EXPLANATORY NOTE

This Amendment No. 1 to Bonds.com Group, Inc.’s (the “Company”) annual report filed on Form 10-K/A, which amends the Company’s annual report on Form 10-K for the fiscal year ended December 31, 2007 (the “Form 10-K”), is being filed with updated Certifications of the Principal Executive Officer and Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 and Section 906 of the Sarbanes-Oxley Act of 2002.These updated Certifications supersede the Certifications filed with the Company’s Form 10-K on March 31, 2008. The purpose of these updated Certifications is to correct the Company’s inadvertent omission of a portion of the execution dates in the Certifications previously filed.

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

3.1	Certificate of Incorporation of IPORUSSIA, INC., as filed with the Secretary of State of Delaware on April 1, 2002 (2)

3.2	Certificate of Amendment of Certificate of Incorporation before payment of capital, as filed with the Secretary of State of the State of Delaware on April 1, 2002 (2)

3.3	Certificate of Ownership and Merger filed with the Secretary of Delaware on December 21, 2007 (1)

3.4	By-laws (2)

4.1	Specimen Common Stock Certificate (3)

4.2	Form of Warrant (1)

4.3	Form of Placement Agent Warrant (3)

4.4	Bonds.com Group, Inc. 2006 Equity Plan (1)

4.5	Stock Option Agreement between Bonds.com Holdings, Inc. (f/k/a Bonds Financial, Inc.) and William M. Bass dated as of February 1, 2007 (1)

4.6	Form of 12% Promissory Note (1)

4.7	Form of Investment Agreement between Bond.com Holdings, Inc. and each of the investors in the October 2007 Offering (1)

4.8	Promissory Note issued to Keating Investments, LLC dated December 21, 2007 (1)

4.9	Grid Promissory Note with John Barry III dated January 29, 2008 (4)

4.10	Grid Promissory Note with Christopher D. Moody dated January 29, 2008 (4)

10.1	Employment Agreement among Bonds.com Holdings, Inc. (f/k/a Bonds Financial, Inc.), Bonds.com, Inc. and William M. Bass dated as of February 1, 2007 (1)

10.2	Placement Agent Agreement dated October 5, 2007 between Bonds.com Holdings, Inc. and Keating Securities, LLC (1)

10.3	Registration Rights Agreement dated as of October 19, 2007 by and among Bonds.com Holdings, Inc. and each of the investors in the October 2007 Offering (1)

10.4	Registration Rights Agreement dated as of December 21, 2007, by and among IPORUSSIA, Inc., KI Equity Partners VI, LLC , Kevin R. Keating (“Keating”) and Garisch Financial, Inc. (1)

10.5	Lock-Up Agreement dated as of December 21, 2007, by and between IPORUSSIA, Inc. and John J. Barry IV (1)

10.6	Lock-Up Agreement dated as of December 21, 2007, by and between IPORUSSIA, Inc. and John Barry III (1)

10.7	Contribution Agreement (Domain Name Bonds.com) (1)

10.8	Software License Agreement dated as of August 16, 2006 between Decision Software, Inc. and Bonds.com Holdings, Inc. (f/k/a Bonds Financial, Inc.)* (1)

10.9	License Agreement dated as of February 19, 2007 between Valubond Securities, Inc. and Bonds.com Holdings, Inc. (f/k/a Bonds Financial, Inc.)* (1)

10.10	Agreement entered into as of September 11, 2006 between Radianz Americas, Inc. and Bonds.com Holdings, Inc. (f/k/a Bonds Financial, Inc.) (1)

10.11	Office Lease Agreement dated as of October 1, 2007 by and between 1515 Associates, Ltd. and Bonds.com Holdings, Inc. (Boca Raton, FL Lease) (1)

10.12	Office Lease Agreement dated as of October 10, 2007 by and between Executive Support Services, Inc. and Bonds.com Inc. (Naples, FL Lease - Suite #9) (1)

10.13	Office Lease Agreement dated as of November 13, 2007 by and between Executive Support Services, Inc. and Bonds.com Inc. (Naples, FL Lease - Suite #8) (1)

10.14	Office Lease Agreement dated as of November 13, 2007 by and between Executive Support Services, Inc. and Bonds.com Inc. (Naples, FL Lease - Suite #4) (1)

10.15	Lease Agreement dated as of September 18, 2006 by and between 100 North Washington, LLC and Bonds.com Holdings, Inc. (f/k/a Bonds Financial, Inc.) (Sarasota, FL Lease) (1)

10.16	Release Agreement by and between IPORUSSIA, INC. and Vladimir Kuznetsov dated March 22, 2007 (5)

10.17	Release Agreement by and between IPORUSSIA, INC. and the Estate of Leonard W. Suroff dated March 22, 2007 (5)

10.18	Release Agreement by and between IPORUSSIA, INC. and Richard Bernstein dated March 22, 2007 (5)

10.19	Indemnity Agreement by and among IPORUSSIA, INC., Vladimir Kuznetsov, Mark R. Suroff and Richard Bernstein dated March 22, 2007 (5)

10.20	Management Agreement by and between IPORUSSIA, INC. and Vero Management, L.L.C. dated March 26, 2007 (6)

10.21	Consulting Agreement dated as of December 21, 2007 between After Market Support, LLC and Bonds.com Holdings, Inc. (1)

14	Code of Business Conduct and Ethics (3)

21	Subsidiaries of the Company (3)

31.1	Certification of Principal Executive Officer and Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (7)

32.1	Certification of Principal Executive Officer and Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (7)

 *Confidential treatment requested with respect to portions of this document

(1)	Incorporated by reference from the Company’s Registration Statement on Form S-1 (formerly Form SB-2) filed with the SEC on December 28, 2007 (File No. 333-148398) and any and all amendments thereto

(2)	Incorporated by reference from the Company’s Registration Statement on Form SB-2 filed with the SEC on August 16, 2002 (File No. 333-98247)

(3)	Incorporated by reference from the Company's Annual Report on Form 10-K filed with the SEC on March 31, 2008 (File No. 000-51076)

(4)	Incorporated by reference from the Company’s Current Report on Form 8-K filed with the SEC on February 1, 2008 (File No. 000-51076)

(5)	Incorporated by reference from the Company’s Current Report on Form 8-K filed with the SEC on March 26, 2007 (File No. 000-51076)

(6)	Incorporated by reference from the Company’s Current Report on Form 8-K filed with the SEC on March 27, 2007 (File No. 000-51076)

(7)	Filed herewith

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

BONDS.COM GROUP, INC.

Dated: June 17, 2008	By:	/s/ John J. Barry IV
John J. Barry IV
President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this Annual Report on Form 10-K/A has been signed by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Name	Title	Date

/s/ John J. Barry IV	President Chief Executive Officer, Chairman	June 17, 2008
John J. Barry IV	(Principal Executive Officer, Principal Financial and Accounting Officer)

/s/ John Barry III	Director	June 17, 2008
John Barry III

/s/ Christopher Moody	Director	June 17, 2008
Christopher Moody

/s/ Kevin R. Keating	Director	June 17, 2008
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

BONDS.COM GROUP, INC.
(A DEVELOPMENT STAGE COMPANY)
CONSOLIDATED STATEMENTS OF OPERATIONS
FOR THE PERIOD FROM OCTOBER 18, 2005 (INCEPTION) TO DECEMBER 31, 2007
AND FOR THE YEARS ENDED DECEMBER 31, 2007 AND 2006

	For the Period From
	October 18, 2005	For the	For the
	(Inception) to	Year Ended	Year Ended
	December, 31 2007	December, 31 2007	December 31, 2006

Revenues	$37,684	$37,684	$-

Cost of sales	6,496	6,496	-

Gross profit	31,188	31,188	-

Operating expenses:
Payroll and related costs	1,356,487	1,027,404	329,083
Software	729,834	108,230	621,604
Legal fees	827,409	663,420	143,307
Royalties	200,000	120,000	80,000
Dues and subscriptions	260,286	233,950	21,236
Rent	259,443	195,820	53,925
Computer connection	257,391	256,332	1,059
Licenses and permits	247,243	217,693	29,550
Consulting	183,050	94,205	54,845
Investment banking advisory fees	500,000	500,000	-
Advertising	94,270	94,270	-
Travel	118,515	94,375	22,958
Website development costs	74,770	23,015	16,755
Depreciation	106,497	93,478	12,445
Amortization	105,085	99,885	5,200
Other	579,448	436,372	113,494
Total operating expenses	5,899,728	4,258,449	1,505,461

Loss from operations	(5,868,540)	(4,227,261)	(1,505,461)

Other income (expense):
Interest income	6,496	5,250	1,023
Interest expense	(71,647)	(70,355)	(1,292)
Total other income (expense)	(65,151)	(65,105)	(269)

Net loss before taxes	$(5,933,691)	$(4,292,366)	$(1,505,730)

Income taxes	$-	$-	$-

Net loss applicable to common stockholders	$(5,933,691)	$(4,292,366)	$(1,505,730)

Loss per share - basic and diluted		$(0.10)	$(0.04)

Weighted average shares outstanding
Basic and diluted		44,287,242	37,578,701

See the accompanying notes to the consolidated financial statements.

BONDS.COM GROUP, INC.
(A DEVELOPMENT STAGE COMPANY)
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY
FOR THE PERIOD FROM OCTOBER 18, 2005 (INCEPTION) TO DECEMBER 31, 2007

						Deficit
						Accumulated
			Additional			During The
	Common Stock		Paid-In	Subscription	Deferred	Development
	Shares	Amount	Capital	Receivable	Compensation	Stage	Total

Balance, October 18, 2005 (Inception)	-	$-	$-	$-	$-	$-	$-

Stock issued for cash and subscription receivable	34,472,097	3,447	496,553	(350,000)	-	-	150,000
Net loss	-	-	-	-	-	(135,595)	(135,595)
Balance, December 31, 2005	34,472,097	3,447	496,553	(350,000)	-	(135,595)	14,405
Proceeds from subscription receivable	-	-	-	350,000	-	-	350,000
Stock issued for services	1,662,544	166	26,360	-	-	-	26,526
Stock issued for cash	3,388,475	339	1,599,661	(400,000)	-	-	1,200,000
Net loss	-	-	-	-	-	(1,505,730)	(1,505,730)

Balance, December 31, 2006	39,523,116	3,952	2,122,574	(400,000)	-	(1,641,325)	85,201

Proceeds from subscription receivable	-	-	-	400,000	-	-	400,000
Stock issued for cash and subscription receivable	146,380	15	99,985	-	-	-	100,000
Stock issued for domain name	7,584,672	758	849,242	-	-	-	850,000
Grant of stock options for deferred compensation	-	-	599,073	-	(599,073)	-	-
Compensation related to deferred compensation	-	-	-	-	132,645	-	132,645
Stock issued to settle notes, loans payable
and accrued interest	2,051,985	205	1,081,967	-	-	-	1,082,172
Stock and warrants issued for cash, net of issuance costs	7,100,476	710	3,374,312	-	-	-	3,375,104
Stock and warrants issued for cash and settlement of notes payable	1,136,075	114	599,968	-	-	-	600,000
Stock issued in connection with net assets of IPORussia	3,389,847	339	401	-	-	-	740
Net loss	-	-	-	-	-	(4,292,366)	(4,292,366)

Balance, December 31, 2007	60,932,551	$6,093	$8,727,522	$-	$(466,428)	$(5,933,691)	$2,333,496

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

Insight Capital Management, LLC was formed in the State of Delaware on July 24, 2007 under the name Bonds.com Wealth Management, LLC. This wholly-owned subsidiary is intended to manage assets for high net worth individuals and is registered in the State of Florida to operate as an investment advisor.

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

Principles of Consolidation

The accompanying consolidated financial statements include the accounts of Bonds.com Group, Inc., Bonds.com Holdings, Inc., Bonds.com, Inc., Bonds.com, LLC and Insight Capital Management, LLC and is collectively referred to as the “Company”.

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

In September 2006, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) 157, Fair Value Measurements, which defines fair value, establishes a new framework for measuring that value and expands disclosures about fair value measurements. Broadly, SFAS 157 defines fair value as the exchange price that would be received for an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date. SFAS 157 established market or observable inputs as the preferred source of values, followed by assumptions based on hypothetical transactions in the absence of market inputs. SFAS 157 will require, among other things, expanded disclosure about fair value measurements that have a significant portion of the value determined using unobservable inputs (level 3 measurements). The standard applies prospectively to new fair value measurements performed after the required effective dates, which are as follows: on January 1, 2008, the standard applied to our measurements of the fair values of financial instruments and recurring fair value measurements of non-financial assets and liabilities; on January 1, 2009, the standard will apply to all remaining fair value measurements, including non-recurring measurements of non-financial assets and liabilities such as measurement of potential impairments of goodwill, other intangible assets and other long-lived assets. It also will apply to fair value measurements of non-financial assets acquired and liabilities assumed in business combinations. On January 18, 2008, the FASB issued proposed FASB Staff Position (FSP) FAS 157-c, Measuring Liabilities under Statement 157, which will modify the definition of fair value by requiring estimation of the proceeds that would be received if the entity were to issue the liability at the measurement date. Further revisions to the measurement guidance are possible and we are monitoring emerging interpretations and developments. SFAS 157 will not have a material effect on our earnings or financial position and will have no effect on our cash flows.

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

BONDS.COM GROUP, INC.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
NOTE 2 - GOING CONCERN

The  Company  has  incurred  losses  since inception, that result in an  accumulated  deficit  of  $5,933,691 at December 31, 2007, and further losses are  anticipated in the development of its business.  The Company is in the development stage and has experienced minimal operating revenue. Without additional capital from outside investors, or further financing, the Company’s ability to continue with development stage activities and to implement its business plan is limited.  These matters raise substantial doubt about the Company's ability to continue as a going concern.  Management plans to continue implementing their business plan. The Company is actively seeking additional financing. The financial statements do not include any adjustments relating to the recovery of the recorded assets or the classification of the liabilities that might be necessary should the Company be unable to continue as a going concern.

NOTE 3 - FAIR VALUE OF FINANCIAL INSTRUMENTS

Cash and cash equivalents, accounts payable and accrued expenses, and other current liabilities are recorded in the financial statements at cost, which approximates fair market value because of the short-term maturity of those instruments. Based on the market interest rates currently available to the Company for investments with similar terms and maturities, the fair value of its certificates of deposit at December 31, 2007 and 2006 was $119,570 and $45,000, respectively. The carrying amount of the Company's obligations under capital leases approximates quoted market prices or current rates offered to the Company for debt of the same remaining maturities

NOTE 4 - CREDIT RISK

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
$392,315

NOTE 8 - INVESTMENT IN BROKER-DEALER

On October 4, 2007, the Company acquired all of the outstanding shares of Pedestal Capital Markets, Inc. (“Pedestal”) in exchange for a cash purchase price of $50,000 plus the existing regulatory capital at the closing date ($61,599). Pedestal is a Delaware entity and a licensed broker dealer. The Company has changed the name to Bonds.com, Inc. During the fourth quarter of 2007, the Company invested $1,626,609 as paid in capital in the broker dealer but only reflects $50,000 on its December 31, 2007 financial statements due to elimination of all inter-company transactions.

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

During the year ended December 31, 2007, the Company received an aggregate of $1,990,000 of proceeds from related parties in exchange for notes payable bearing interest from 3.6% to 12.0%. Interest expense recognized on notes payable, related parties for the year ended December 31, 2007, was $53,334. During 2007, the notes were repaid via payment in cash and issuance of common stock.

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

BONDS.COM GROUP, INC.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 13 - COMMITMENTS AND CONTINGENCIES, CONTINUED

Capital Leases

The Company leases internet servers under long-term lease agreements that are classified as capital leases. Amortization expense for capital leases is included in depreciation expense. Interest expense under capital leases for the year ended December 31, 2007 and 2006 was $15,634 and $0, respectively. The following is a schedule by years of future minimum lease payments under capital leases together with the present value of the net minimum lease payments as of December 31, 2007:

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

Issuance 2,051,985 shares of common stock to satisfy principal of $1,054,955 and accrued interest of $27,217 for a total of $1,082,172.

Issuance of 1,136,075 shares of common stock to satisfy principal of $600,000 and by paying the accrued interest of $25,622 in cash.

The remainder of notes payable to related parties of $340,000 and $72,029 for the years ended December 31, 2007 and 2006, respectively, was paid in cash.

The balance of notes payable, related parties at December 31, 2007 and 2006 was $0 and $76,984, respectively.

NOTE 20 - SUBSEQUENT EVENTS

On January 11, 2008, a director of the Company exercised warrants to purchase 189,359 shares of common stock of the Company at $0.66 per share for cash of $124,977.

On January 14, 2008, two trusts exercised warrants to purchase 94,680 shares of common stock of the Company at $0.66 per share for cash of $62,488.

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

3.1	Certificate of Incorporation of IPORUSSIA, INC., as filed with the Secretary of State of Delaware on April 1, 2002 (2)

3.2	Certificate of Amendment of Certificate of Incorporation before payment of capital, as filed with the Secretary of State of the State of Delaware on April 1, 2002 (2)

3.3	Certificate of Ownership and Merger filed with the Secretary of Delaware on December 21, 2007 (1)

3.4	By-laws (2)

4.1	Specimen Common Stock Certificate (3)

4.2	Form of Warrant (1)

4.3	Form of Placement Agent Warrant (3)

4.4	Bonds.com Group, Inc. 2006 Equity Plan (1)

4.5	Stock Option Agreement between Bonds.com Holdings, Inc. (f/k/a Bonds Financial, Inc.) and William M. Bass dated as of February 1, 2007 (1)

4.6	Form of 12% Promissory Note (1)

4.7	Form of Investment Agreement between Bond.com Holdings, Inc. and each of the investors in the October 2007 Offering (1)

4.8	Promissory Note issued to Keating Investments, LLC dated December 21, 2007 (1)

4.9	Grid Promissory Note with John Barry III dated January 29, 2008 (4)

4.10	Grid Promissory Note with Christopher D. Moody dated January 29, 2008 (4)

10.1	Employment Agreement among Bonds.com Holdings, Inc. (f/k/a Bonds Financial, Inc.), Bonds.com, Inc. and William M. Bass dated as of February 1, 2007 (1)

10.2	Placement Agent Agreement dated October 5, 2007 between Bonds.com Holdings, Inc. and Keating Securities, LLC (1)

10.3	Registration Rights Agreement dated as of October 19, 2007 by and among Bonds.com Holdings, Inc. and each of the investors in the October 2007 Offering (1)

10.4	Registration Rights Agreement dated as of December 21, 2007, by and among IPORUSSIA, Inc., KI Equity Partners VI, LLC , Kevin R. Keating (“Keating”) and Garisch Financial, Inc. (1)

10.5	Lock-Up Agreement dated as of December 21, 2007, by and between IPORUSSIA, Inc. and John J. Barry IV (1)

10.6	Lock-Up Agreement dated as of December 21, 2007, by and between IPORUSSIA, Inc. and John Barry III (1)

10.7	Contribution Agreement (Domain Name Bonds.com) (1)

10.8	Software License Agreement dated as of August 16, 2006 between Decision Software, Inc. and Bonds.com Holdings, Inc. (f/k/a Bonds Financial, Inc.)* (1)

10.9	License Agreement dated as of February 19, 2007 between Valubond Securities, Inc. and Bonds.com Holdings, Inc. (f/k/a Bonds Financial, Inc.)* (1)

10.10	Agreement entered into as of September 11, 2006 between Radianz Americas, Inc. and Bonds.com Holdings, Inc. (f/k/a Bonds Financial, Inc.) (1)

10.11	Office Lease Agreement dated as of October 1, 2007 by and between 1515 Associates, Ltd. and Bonds.com Holdings, Inc. (Boca Raton, FL Lease) (1)

10.12	Office Lease Agreement dated as of October 10, 2007 by and between Executive Support Services, Inc. and Bonds.com Inc. (Naples, FL Lease - Suite #9) (1)

10.13	Office Lease Agreement dated as of November 13, 2007 by and between Executive Support Services, Inc. and Bonds.com Inc. (Naples, FL Lease - Suite #8) (1)

10.14	Office Lease Agreement dated as of November 13, 2007 by and between Executive Support Services, Inc. and Bonds.com Inc. (Naples, FL Lease - Suite #4) (1)

10.15	Lease Agreement dated as of September 18, 2006 by and between 100 North Washington, LLC and Bonds.com Holdings, Inc. (f/k/a Bonds Financial, Inc.) (Sarasota, FL Lease) (1)

10.16	Release Agreement by and between IPORUSSIA, INC. and Vladimir Kuznetsov dated March 22, 2007 (5)

10.17	Release Agreement by and between IPORUSSIA, INC. and the Estate of Leonard W. Suroff dated March 22, 2007 (5)

10.18	Release Agreement by and between IPORUSSIA, INC. and Richard Bernstein dated March 22, 2007 (5)

10.19	Indemnity Agreement by and among IPORUSSIA, INC., Vladimir Kuznetsov, Mark R. Suroff and Richard Bernstein dated March 22, 2007 (5)

10.20	Management Agreement by and between IPORUSSIA, INC. and Vero Management, L.L.C. dated March 26, 2007 (6)

10.21	Consulting Agreement dated as of December 21, 2007 between After Market Support, LLC and Bonds.com Holdings, Inc. (1)

14	Code of Business Conduct and Ethics (3)

21	Subsidiaries of the Company (3)

31.1	Certification of Principal Executive Officer and Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (7)

2

32.1	Certification of Principal Executive Officer and Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (7)

 *Confidential treatment requested with respect to portions of this document

(1)	Incorporated by reference from the Company’s Registration Statement on Form S-1 (formerly Form SB-2) filed with the SEC on December 28, 2007 (File No. 333-148398) and any and all amendments thereto

(2)	Incorporated by reference from the Company’s Registration Statement on Form SB-2 filed with the SEC on August 16, 2002 (File No. 333-98247)

(3)	Incorporated by reference from the Company's Annual Report on Form 10-K filed with the SEC on March 31, 2008 (File No. 000-51076)

(4)	Incorporated by reference from the Company’s Current Report on Form 8-K filed with the SEC on February 1, 2008 (File No. 000-51076)

(5)	Incorporated by reference from the Company’s Current Report on Form 8-K filed with the SEC on March 26, 2007 (File No. 000-51076)

(6)	Incorporated by reference from the Company’s Current Report on Form 8-K filed with the SEC on March 27, 2007 (File No. 000-51076)

(7)	Filed herewith

3