Form 10-Q
period 2008-06-30
Bonds.com Group, Inc.
filed 2008-08-13
CIK 1179090

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒ Quarterly report pursuant to Section 13 or 15(d) of the Securities
Exchange Act of 1934

For the quarterly period ended June 30, 2008

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

Large Accelerated Filer ☐    Accelerated Filer ☐    Non-Accelerated Filer ☐     Smaller Reporting Company ☒

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

Indicate the number of shares outstanding of each of the Registrant's classes of common stock, as of the latest practicable date. As of August 13, 2008 the registrant had 61,216,590 shares of common stock, $0.0001 par value, issued and outstanding.

BONDS.COM GROUP, INC.

INDEX TO FORM 10-Q

Page No.
PART I. FINANCIAL INFORMATION

Item 1. Financial Statements	1

Condensed Consolidated Balance Sheets as of June 30, 2008 (Unaudited) and December 31, 2007	1

Condensed Consolidated Statements of Operations for the Three and Six Months Ended June 30, 2008 and the cumulative period from October 18, 2005 (Inception) to June 30, 2008 (Unaudited)	2

Condensed Consolidated Statements of Cash Flows for the Six Months Ended June 30, 2008 and the cumulative period from October 18, 2005 (Inception) to June 30, 2008 (Unaudited)	3

Notes to Condensed Consolidated Financial Statements (Unaudited)	4

Item 2. Mangement’s Discussion and Analysis of Financial Conition and Reults of Operations	15

Item 3. Quantitative and Qualitative Disclosures about Market Risk	18

Item 4T. Controls and Procedures	18

PART II. OTHER INFORMATION

Item 1. Legal Proceedings	18

Item 1A. Risk Factors	18

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds	18

Item 3. Defaults upon Senior Securities	18

Item 4. Submission of Matters to a Vote of Security Holders	18

Item 5. Other Information	19

Item 6. Exhibits	19

SIGNATURES	20

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

Bonds.com Group, Inc.
(A Development Stage Company)
Condensed Consolidated Balance Sheets (Unaudited)

	June 30, 2008	December 31, 2007
ASSETS
Current assets:
Cash and cash equivalents	$155,394	$1,046,150
Investment in certificate of deposit	47,570	119,570
Accrued interest receivable	2,670	2,950
Prepaid expenses and other current assets	192,071	84,260
Total current assets	397,705	1,252,930

Property and equipment, net	366,458	450,238
Intangible assets, net	1,258,604	1,292,315
Other assets	154,995	201,106
Restricted cash	72,000	72,000
Total assets	$2,249,762	$3,268,589

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

Current liabilities:
Accounts payable and accrued expenses	$859,337	$459,939
Obligations under capital leases, current portion	84,179	107,912
Notes payable, related parties	1,300,000	-
Notes payable, other	273,194	272,343
Total current liabilities	2,516,710	840,194

Long-term liabilities:
Obligations under capital leases, net of current portion	-	28,612
Deferred rent	26,486	16,277
Notes payable, other, net of current portion	38,197	50,010

Total liabilities	2,581,393	935,093

Commitments and contingencies (Note 9)

Stockholders' equity (deficit)
Preferred stock $0.0001 par value; 1,000,000 authorized; none issued no shares issued and outstanding	-	-
Common stock $0.0001 par value; 150,000,000 authorized; 61,216,590 and 60,932,551 issued and outstanding, respectively	6,121	6,093
Additional paid in capital	8,914,960	8,727,522
Deferred share-based compensation	(388,450)	(466,428)
Deficit accumulated during the development stage	(8,864,262)	(5,933,691)
Total stockholders' equity	(331,631)	2,333,496

Total liabilities and stockholders' equity	$2,249,762	$3,268,589

See the accompanying notes to the condensed consolidated financial statements.

Bonds.com Group, Inc.
(A Development Stage Company)
Condensed Consolidated Statements of Operations (Unaudited)

	For the Three Months Ended June 30, 2008	For the Six Months Months Ended June 30, 2008	For the Period From October 18, 2005 (Inception) to June 30, 2008

Revenues	$76,777	$104,336	$142,020

Cost of sales	18,666	26,915	33,411

Gross Margin	58,111	77,421	108,609

Operating expenses:
Technology and communications	331,981	561,043	1,325,963
Software and support	28,170	65,536	795,370
Payroll and related costs	472,062	935,038	2,291,525
Rent and occupancy	88,905	182,302	441,745
Legal, accounting and other professional fees	280,277	623,074	2,133,533
Travel and entertainment	54,820	77,633	196,148
Marketing and advertising	105,147	282,419	376,689
Other operating expenses	75,543	232,267	886,485
Royalties	-	-	200,000
Depreciation	39,665	77,868	184,365
Amortization	53,411	94,852	199,937
Total operating expenses	1,529,981	3,132,032	9,031,760

Loss from operations	(1,471,870)	(3,054,611)	(8,923,151)

Other income (expense):
Interest income	3,443	9,888	16,384
Interest expense	(35,743)	(52,848)	(124,495)
Other income	269,950	269,950	269,950
Other expense	(102,950)	(102,950)	(102,950)
Total other income (expense)	134,700	124,040	58,889

Net loss before taxes	(1,337,170)	(2,930,571)	(8,864,262)

Income taxes	-	-	-

Net loss	$(1,337,170)	$(2,930,571)	$(8,864,262)

Loss per share, basic and diluted	$(0.02)	$(0.05)

Weighted average shares outstanding, basic and diluted	61,216,590	61,190,059

See the accompanying notes to the condensed consolidated financial statements.

Bonds.com group, Inc.
(A Development Stage Company)
Condensed Consolidated Statements of Cash Flows (Unaudited)

	For the Six Months Ended June 30, 2008	For the Period From October 18, 2005 (Inception) to June 30, 2008
Cash flows from operating activities:
Net loss	$(2,930,571)	$(8,864,262)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	77,868	184,365
Amortization	94,852	199,937
Share-based compensation	77,978	237,149
Impairment of property and equipment	-	33,240
Changes in operating assets and liabilities:
Accrued interest receivable	280	(2,670)
Prepaid expenses and other assets	(61,700)	(338,036)
Accounts payable and accrued expenses	410,447	804,521
Advances payable, related parties	-	(65,284)
Notes payable	-	334,052
Deferred rent	10,209	26,486
Net cash (used in) operating activities	(2,320,637)	(7,450,502)

Cash flows from investing activities:
Purchases of property and equipment	(5,137)	(385,354)
Purchases of intangible assets	(61,141)	(558,541)
Proceeds invested in broker-dealer	-	(50,000)
Proceeds invested in certificate of deposit	72,000	(47,570)
Net cash provided by (used in) investing activities	5,722	(1,041,465)

Cash flows from financing activities:
Advances received from related parties	-	65,284
Proceeds received from notes payable, related parties	1,300,000	3,366,984
Repayments of notes payable, related parties	-	(412,029)
Proceeds received from notes payable	-	72,353
Principal payments on notes payable	(10,962)	(10,962)
Principal payments on obligations under capital leases	(52,345)	(125,579)
Proceeds from common stock issued for cash, net of issuance costs	-	4,825,104
Proceeds from exercise of common stock warrants	187,466	187,466
Collections from stock subscriptions receivable	-	750,000
Restricted cash	-	(72,000)
Reverse merger acquisition	-	740
Net cash provided by financing activities	1,424,159	8,647,361

Net increase (decrease) in cash and cash equivalents	(890,756)	155,394

Cash and cash equivalents, beginning of period	1,046,150	-

Cash and cash equivalents, end of period	$155,394	$155,394

Supplemental disclosure of cash flow information:
Cash paid for interest	$6,753	$77,108

Supplemental disclosure of non-cash investing and financing activities:
Stock issued for stock subscription receivable	$-	$750,000
Acquisition of leased property under capital leases	$-	$209,758
Issuance of stock to acquire domain name	$-	$850,000
Issuance of stock to settle related party notes payable and interest	$-	$1,682,172

See the accompanying notes to the condensed consolidated financial statements.

Bonds.com group, Inc.
(A Development Stage Company)
Notes to Condensed Consolidated Financial Statements (Unaudited)

Note 1 – Description of Business and Summary of Significant Accounting Policies

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

Insight Capital, LLC was formed in the State of Delaware on July 24, 2007. This wholly-owned subsidiary is intended to manage assets for high net worth individuals and is registered in the State of Florida to operate as an investment advisor.

On December 21, 2007, Bonds.com Holdings, Inc. consummated a merger with IPORussia (a public “shell”). As a result of the merger, IPORussia changed its name to Bonds.com Group, Inc. and became the parent company of Bonds.com Holdings, Inc. and its subsidiaries. In connection with the merger, IPORussia acquired all the outstanding shares of Holdings Inc.’s common stock and all outstanding options and warrants in exchange for its common stock, options and warrants. The acquisition was accounted for as a reverse merger with Bonds.com Holdings, Inc. as the accounting acquirer.

Principals of Consolidation
The accompanying condensed consolidated financial statements include the accounts of Bonds.com Group, Inc., Bonds.com Holdings, Inc., Bonds.com, Inc., Bonds.com, LLC and Insight Capital, LLC, all of which are hereafter collectively referred to as the “Company”.

All material inter-company transactions have been eliminated in consolidation.

Basis of Presentation
The accompanying unaudited financial statements of Bonds.com Group, Inc. (the “Company”) are presented in accordance with the requirements for Form 10-Q and Regulation S-X. Accordingly, they do not include all of the disclosures required by generally accepted accounting principles. In the opinion of management, all adjustments (all of which were of a normal recurring nature) considered necessary to fairly present the financial position, results of operations, and cash flows of the Company on a consistent basis, have been made.

These results have been determined on the basis of generally accepted accounting principles and practices applied consistently with those used in the preparation of the Company's financial statements for the cumulative period From October 18, 2005 (Inception) to December 31, 2007. Operating results for the three and six months ended June 30, 2008 are not necessarily indicative of the results that may be expected for the year ending December 31, 2008.

The Company recommends that the accompanying financial statements for the interim period be read in conjunction with the Company's financial statements for the cumulative period From October 18, 2005 (Inception) to December 31, 2007 included in the Company’s Annual Report on Form 10-K as filed on March 31, 2008.

Reclassifications
Certain reclassifications have been made to the accompanying condensed consolidated statement of operations and condensed consolidated statement of cash flows for the cumulative period from October 18, 2005 (Inception) to June 30, 2008 to conform to the current period presentation.

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

Bonds.com Group, Inc.
(A Development Stage Company)
Notes to Condensed Consolidated Financial Statements (Unaudited)

Note 1 – Description of Business and Summary of Significant Accounting Policies, Continued

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

Impairment of Long-Lived Assets
The Company reviews its long-lived assets for impairment whenever events or changes indicate that the carrying amount of an asset or group of assets may not be recoverable. For purposes of evaluating the recoverability of long-lived assets, the recoverability test is performed using undiscounted net cash flows related to the long-lived assets. During 2007, leasehold improvements to the Company’s Boca Raton, Florida office space were impaired when it was determined that the tenant sub-lessor from which the Company was subleasing failed to make the required monthly payments to the primary lessor. During October 2007, the Company negotiated and entered into a new lease with the lessor for different office space within the same office building. The landlord allowed the Company to continue to occupy the old office space while improvements were made to the new office space. Accordingly, the leasehold improvements made to the old space were written off in 2007. Accordingly, an impairment loss of $21,365 was recognized in other operating expenses in the accompanying statement of operations for the period from October 18, 2005 (Inception) to June 30, 2008. There were no impairment losses recorded during the three or six months ended June 30, 2008.

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

Marketing and Advertising Costs
Marketing and advertising costs are expensed as incurred. Marketing and advertising expenses for the three and six months ended June 30, 2008 were $105,147 and $282,419, respectively.

Bonds.com Group, Inc.
(A Development Stage Company)
Notes to Condensed Consolidated Financial Statements (Unaudited)

Note 1 – Description of Business and Summary of Significant Accounting Policies, continued

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

Bonds.com Group, Inc.
(A Development Stage Company)
Notes to Condensed Consolidated Financial Statements (Unaudited)

Note 2 – Going Concern

Since its inception, the Company has generated no significant revenues and has incurred a cumulative operating loss since inception of $8,923,151 and a cumulative net loss of $8,864,262 and further losses are anticipated in the development of its business.  The Company is in the development stage and has no significant operating revenues. Without additional capital from outside investors, or further financing, the Company’s ability to continue with development stage activities and to implement its business plan is limited. Management commenced operations in December of 2007 utilizing additional capital raised during the months of October and November 2007, with operations during 2008 also being funded using proceeds received from the issuance of related party notes  The Company’s independent registered public accounting firm included an additional paragraph in their December 31, 2007 report raising substantial doubt about the Company’s ability to continue as a going concern. The financial statements do not include any adjustments relating to the recovery of the recorded assets or the classification of the liabilities that might be necessary should the Company be unable to continue as a going concern.

Note 3 – Fair Value of Financial Instruments

Cash and cash equivalents, accounts payable and accrued expenses, and other current liabilities are recorded in the financial statements at cost, which approximates fair market value because of the short-term maturity of these instruments. Based on the market interest rates currently available to the Company for investments with similar terms and maturities, the fair value of its certificates of deposit at June 30, 2008 and December 31, 2007, was $119,570, of which $72,000 is collateral for a loan to a non-related lender and is classified as restricted cash on the Company’s balance sheet. The carrying amount of the Company's obligations under capital leases approximates quoted market prices or current rates offered to the Company for debt of the same remaining maturities.

Note 4 – Property and Equipment

Property and equipment consisted of the following at June 30, 2008 and December 31, 2007:

	June 30, 2008	December 31, 2007
Leased property under capital leases	$209,758	$209,758
Computer equipment	175,815	173,437
Furniture and fixtures	43,088	40,329
Office equipment	111,177	122,227
Leasehold improvements	10,372	10,372
Total property and equipment	550,210	556,123
Less: Accumulated depreciation and amortization	(183,752)	(105,885)
Property and equipment, net	$366,458	$450,238

Depreciation expense for the three and six months ended June 30, 2008 was $39,665 and $77,868, respectively.

Bonds.com Group, Inc.
(A Development Stage Company)
Notes to Condensed Consolidated Financial Statements (Unaudited)

Note 5 – Intangible Assets

Intangible assets consisted of the following at June 30, 2008 and December 31, 2007:

	June 30, 2008	December 31, 2007
Non-amortizing intangible assets
Domain name (www.bonds.com)	$850,000	$850,000
Broker dealer license	50,000	50,000
	900,000	900,000
Amortizing intangible assets
Software	401,497	340,356
Capitalized website development costs	150,515	150,515
Other	6,529	6,529
	1,458,541	1,397,400
Less: Accumulated amortization	(199,937)	(105,085)
Intangible assets, net	$1,258,604	$1,292,315

Amortization expense for the three and six months ended June 30, 2008 was $53,411 and $94,852, respectively.

The following is a schedule of estimated future amortization expense of intangible assets as of June 30, 2008:

Year ending December 31,

2008	$94,502
2009	176,304
2010	81,855
2011	5,943
2012	-
$358,604

Bonds.com Group, Inc.
(A Development Stage Company)
Notes to Condensed Consolidated Financial Statements (Unaudited)

Note 6 – Investment in Broker-Dealer

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

During the six months ended June 30, 2008, the Company invested an additional $342,000, bringing the total investment to $1,968,609.

Bonds.com Group, Inc.
(A Development Stage Company)
Notes to Condensed Consolidated Financial Statements (Unaudited)

Note 7 – Notes Payable, Related Parties

The following is a summary of related party notes payable at June 30, 2008 and December 31, 2007:

	June 30,	December 31,
	2008	2007

$250,000 unsecured promissory note payable to Christopher D. Moody, one of the Company's directors, originating from a total of $250,000 in cash received in January and February of 2008, bearing interest at 10% per annum, principal and accrued interest is due at maturity on December 31, 2008	$250,000	$-

$250,000 unsecured promissory note payable to John Barry III, one of the Company's directors, originating from a total of $250,000 in cash received in January and February of 2008, bearing interest at 10% per annum, principal and accrued interest is due at maturity on December 31, 2008	$250,000	$-

$400,000 secured promissory note payable to Christopher D. Moody, one of the Company's directors, originating from $400,000 in cash received in April of 2008, bearing interest at 9% per annum, principal and accrued interest is due at maturity on April 30, 2009, secured by the Company's Bonds.com domain name	$400,000	$-

$400,000 secured promissory note payable to Valhalla Investment Partners, an investment fund co-managed by Christopher D. Moody, one of the Company's directors, originating from $400,000 in cash received in May of 2008, bearing interest at 9% per annum, principal and accrued interest is due at maturity on April 30, 2009, secured by the Company's Bonds.com domain name	$400,000	$-

Total	1,300,000	-
Less: Cuurent portion	(1,300,000)	-

Long-term portion	$-	$-

Interest expense recognized on related party notes payable for the three and six months ended June 30, 2008 was $24,339 and $31,006, respectively.

During the year ended December 31, 2007, the Company received an aggregate of $1,990,000 of proceeds from related parties in exchange for notes payable bearing interest from 3.6% to 12%. Interest expense recognized on notes payable, related parties for the year ended December 31, 2007 was $53,334. During 2007, the notes were repaid via payment of cash and issuance of common stock.

Bonds.com Group, Inc.
(A Development Stage Company)
Notes to Condensed Consolidated Financial Statements (Unaudited)

Note 8 – Notes Payable, Other

The following is a summary of third party notes payable at June 30, 2008 and December 31, 2007:

	June 30,	December 31,
	2008	2007
Equipment loan payable to a financial institution, monthly principal and interest payments of $2,251 are required, bearing interest at 7.5%, with a maturity date of December 4, 2010, secured by a certificate of deposit	$61,391	$72,353

$250,000 note payable to an investment advisory firm for services rendered in relation to the Company's reverse merger transaction, no monthly payments are required, bearing interest at 10.0% per annum, principal and accrued interest was due at maturity on June 21, 2008*	250,000	250,000

Total	311,391	322,353
Less: Current portion	(273,194)	(272,343)

Long-term portion	$38,197	$50,010

Interest expense recognized on third party notes payable for the three and six months ended June 30, 2008 was $7,540 and $15,639, respectively.

* As the company was unable to repay the outstanding principal and accrued interest due at maturity on June 21, 2008, the interest rate was increased to 16.0% per annum in accordance with the provisions on the note.  The Company is currently negotiating with the investment advisory firm to extend the maturity date and amend other provisions of the note.

Note 9 – Commitments and Contingencies

Operating Leases and non-cancelable agreements
The Company leases office facilities and equipment and obtains data feeds under long-term non-cancelable agreements with various expiration dates and renewal options. The following is a schedule of future minimum payments required under operating leases and non-cancelable agreements as of June 30, 2008:

Year Ending December 31,
2008	$208,319
2009	309,294
2010	206,818
2011	200,714
2012	211,007
Total minimum payments required	$1,136,152

Rent expense and related occupancy charges for all operating leases for the three and six months ended June 30, 2008 was $88,905 and $182,302, respectively.

Bonds.com Group, Inc.
(A Development Stage Company)
Notes to Condensed Consolidated Financial Statements (Unaudited)

Note 9 - Commitments and Contingencies, continued

Capital Leases
The Company leases internet servers under long-term lease agreements that are classified as capital leases. Amortization expense for capital leases is included in depreciation expense (See Note 4). Interest expense under capital leases for the three and six months ended June 30, 2008 was $3,058 and $6,898, respectively.

The following is a schedule by years of future minimum lease payments under capital leases together with the present value of the net minimum lease payments as of June 30, 2008:

Year Ending December 31,
2008	$59,244
2009	29,622
Net minimum lease payments	88,866
Less: Amount representing interest	(4,687)
Present value of net minimum lease payments	$84,179

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

Consulting Agreement
On December 21, 2007, the Company entered into a consulting agreement with a third party that is engaged in the business of providing investors relations services to small cap public companies. The one year agreement initially required the Company to pay a consulting fee in the amount of $10,000 per month and is cancellable with 30 days notice after six months from the date of execution. Effective June 1, 2008, the monthly consulting fee was reduced from $10,000 to $5,000.

Other Litigation
On February 21, 2008, a complaint was filed against the Company in the Superior Court of New Jersey by Z6 Solutions, Inc. (“Z6”) under an alleged breach of contract, asserting a claim for a sum of $50,000 for damages plus interest and all costs including attorney’s fees. The Company believes the claim is without merit and plans to defend the case accordingly.

On June 4, 2008, the Company filed an Answer and Counterclaim, asserting breach of contract and failure by Z6 to carry out its obligations under the contract.

Note 10 – Earning (Loss) Per Share

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

The calculation of diluted earnings (loss) per share at June 30, 2008 does not include options to acquire 1,892,812 shares or warrants to acquire 4,658,225 shares of common stock, as their inclusion would have been anti-dilutive.

Note 11 – Net Capital and Reserve Requirements

Bonds.com, Inc., the broker dealer subsidiary of the Company, is subject to the Securities and Exchange Commission Uniform Net Capital Rule 15c3-1 and the requirements of the securities exchanges of which they are members.
Net capital positions of the Company’s broker dealer subsidiary were as follows at June 30, 2008:

Ratio of aggregate indebtedness to net capital	.09 to 1
Net capital	$277,227
Required net capital	$100,000

Bonds.com Group, Inc.
(A Development Stage Company)
Notes to Condensed Consolidated Financial Statements (Unaudited)

Note 12 – Related Party Transactions

Notes Payable, Related Parties
During the six months ended June 30, 2008 and the year ended December 31, 2007, the Company received an aggregate of $1,300,000 and $1,990,000 of proceeds from related parties in exchange for notes payable bearing interest from 3.6% to 12.0%, respectively. Interest expense recognized on related party notes payable for the three and six months ended June 30, 2008 was $24,339 and $31,006, respectively.

During the year ended December 31, 2007, an aggregate of $1,054,955 of principal and $27,217 of related accrued interest was converted into 327,393 shares of stock and $10,000 was repaid in cash.

The balance of notes payable due to related parties at June 30, 2008 and December 31, 2007 was $1,300,000 and $0, respectively.

Equity
On January 11, 2008, a director of the Company exercised warrants to purchase 284,039 shares of common stock of the Company at $0.66 per share and total cash of $187,466.

Note 13 – Litigation Settlement Payments

During 2006, the Company paid Kestrel Technologies, LLC (“Kestrel”) approximately $600,000 to develop proprietary software on its behalf and this amount has been expensed to software expenses in the accompanying condensed consolidated statements of operations. Also during 2006, the Company’s then Chairman advanced $250,000 to Kestrel on behalf of the Company. The Company guaranteed Kestrel’s repayment of the advance to the Company’s Chairman. During August 2006, the Company commenced an action against Kestrel, alleging certain defaults by Kestrel related to the development of software.

On April 9, 2008, a jury found Kestrel liable for an anticipatory breach of certain of its contractual obligations to Bonds.com Holdings, Inc. (“Holdings”), and awarded Holdings $600,000 in damages and $112,466 in interest for a total of $712,466. In addition, the Company’s then Chairman was awarded $312,906 in damages.

On May 14, 2008, the Company entered into a Payment Agreement with Kestrel. Under the terms of the Payment Agreement, Kestrel is required to pay the Company a total of $826,729.71 in varying installments as follows: (i) $300,000 on or before June 1, 2008; (ii) $77,771.11 on or before the first day of each month from July through December 2008; and (iii) 59,653.05 on or before the first day of January 1, 2009. On June 1, 2008, Kestrel breached its obligations under the Payment Agreement by failing to make the $300,000 payment due on or before June 1, 2008.  On or about June 3, 2008, the Company sent Kestrel a written notice of breach under the Payment Agreement.  The Company is currently evaluating its options as a result of Kestrel’s breach of its obligations under the Payment Agreement, including commencing a collection action against Kestrel in satisfaction of the jury verdict and summary judgment awards.

As there is no assurance that Kestrel will have the funds to pay amounts due under the Payment Agreement or that it will make such payments even if it does have such funds, the Company has elected to recognize any gains from the Judgments only when actual cash payments are received from Kestrel. As of June 30, 2008, the Company had received $209,950 in payments from Kestrel. Subsequent to June 30, 2008 and through August 13, 2008, the Company received an additional $60,000 in payments from Kestrel. The $269,950 in aggregate payments received from Kestrel have been classified as other income in the accompanying statements of operations.

Note 14 – Subsequent events

Notes payable, related parties
On July 8, 2008, the Company amended certain secured promissory notes originally issued in April of 2008 (the “Notes”) to Christopher D. Moody, one of the Company’s directors, and Valhalla Investment Partners, an investment fund in which Mr. Moody has 60% voting control.

Bonds.com Group, Inc.
(A Development Stage Company)
Notes to Condensed Consolidated Financial Statements (Unaudited)

Note 14 – Subsequent events, Continued

Pursuant to the Amendment, the Company: (i) increased the amounts outstanding under each of the Notes, such that the maximum amount that the Company can borrow under Mr. Moody’s Note and Valhalla Investment Partners’ Note was increased from $400,000 to $700,000 and from $400,00 to $600,000, respectively, (ii) released the security interest originally granted to Mr. Moody and Valhalla Investment Partners in a recent jury award in the approximate amount of $700,000, and (iii) granted a security interest in the domain name “bonds.com” to Mr. Moody and Valhalla Investment Partners. In July of 2008, the Company received additional proceeds under both notes in the aggregate amount of $500,000. To date, $600,000 has been loaned to the Company under the Valhalla Investment Partners Note ($200,000 of which was received subsequent to June 30, 2008) and $700,000 has been loaned to the Company under Mr. Moody’s Note ($300,000 of which was received subsequent to June 30, 2008).

Executive officer employment termination
On July 14, 2008, the Employment Agreement between William Bass and Bonds.com Holdings, Inc., was terminated.  As a result of such termination, William Bass was removed from his positions as Chief Executive Officer and President of Bonds.com, Inc. and Executive Vice President of Bonds.com Holdings, Inc.

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

During the period from October 19, 2007 to November 2, 2007, we raised gross proceeds of $4,350,000 (the “October 2007 Offering”) in order to finance the continued development of our BondStation trading platform and also to provide us with additional working capital. In January 2008 we obtained loans from two of our directors in an aggregate principal amount of $500,000 (the “January Loans”). In April 2008 we entered into loan transactions with one of our directors and an entity in which he has 60% voting control to obtain additional funds in an aggregate principal amount of $800,000. These loans were fully funded in April and May of 2008 (the “April Loans”). On July 8, 2008, the April Loans were amended to increase the aggregate amount that can be borrowed to $1,300,000. The October 2007 Offering, the January Loans and the April Loans, as amended, are described in greater detail under the subheading Recent Financing Activities below.

Based on our business plan, we believe that our business will begin to generate positive cash flow from operations during the first quarter of 2009. Additionally, we believe that we currently have sufficient funds available for the operation of our business through approximately September 15, 2008. Since we do not anticipate becoming cash flow positive until the first quarter of 2009, we need to raise additional funds for general working capital purposes in the next thirty days, either through additional equity financing and/or additional loans from our officers, directors and others. We have not currently identified any specific sources of financing.

We are currently marketing our BondStation electronic trading platform on our Bonds.com and BondStation.com websites. We also began an advertising and marketing campaign for our electronic trading platform in the first quarter of 2008 on television and over the Internet. During the three and six months ended June 30, 2008,we spent approximately $105,000 and $282,000, respectively, on advertising and marketing.

To promote our BondStation electronic trading platform to fixed income investors, we have created and developed Bonds.com TV, a streaming video presentation. Bonds.com TV includes a complete video based educational series incorporating content provided on our BondClass.com website as well as a general primer on economic indicators. Beginning in the fourth quarter of 2008 we intend to produce and distribute segments that provide daily updates on new issue underwriting in municipal bonds, agency bonds, corporate bonds, mortgages and other fixed-income securities. We expect to deliver Bonds.com TV to registered users via e-mail and it also will be archived on the Bonds.com and BondClass.com websites.

BondStation has also received several enhancements over the last two months, including:

o	Enhanced Bid Wanted – Clients can now see the depth of the market on bid wanted by looking in the comments section of the trade ticket.

o	S&P And Moody’s Underlying Ratings – These ratings serve as added informational resource for our clients when making investment decisions concerning municipal securities and their credit worthiness.

o	Help Section – We have added a Frequently Asked Questions section (FAQ), providing guidance on how to perform a security search, buy or sell a position, create a portfolio, etc.

o
New Issue E-mail Alerts – Our alerts allows clients who are interested in new issue municipal bonds, agency securities, retail corporate notes or new issue certificates of deposit to see the most recent daily/weekly offerings.

Additionally, we have registered to participate in several banking and credit union trade shows to enhance our relationships with banks and other institutions. Through our CD Station portal currently being developed, we will provide banks and other institutional investors with a platform to buy and sell brokered certificates of deposit. We expect our CD Station portal to be fully operational beginning in the fourth quarter of 2008.

We currently have 20 employees to support and grow our business operations. Two of our employees provide hardware and software technology support and also assist us with our internal programming requirements. Nine of these employees serve as relationship managers and directly service our individual and institutional investor clients with their trading operations. We also have five employees and one consultant that provide customer support relating to new accounts, trading and compliance requirements. We believe that our staff is sufficient to handle our current business needs. We expect to add an additional 10 members to our sales staff in the near future. Our goal is to expand our sales staff to approximately 20 professionals by December 2008. Additionally, the Company recently hired an individual to serve as Director of Structured Products in order to expand the Company’s offerings and competitiveness in the Structured Products (SPX) market segment.

Our business requires significant expenditures on hardware and software to support the anticipated volume of online activity associated with our BondStation electronic trading platform. A substantial portion of our working capital has been utilized to contract with third parties for information and data feeds, servers with backup locations and onsite computer trading equipment. To date, we have spent approximately $2.05 million on hardware, software, third party professional fees and licensing rights to operate our BondStation trading platform as currently in use.

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

In connection with certain financial advisory services provided by Keating Investments, LLC (“Keating”), we agreed to pay Keating an advisory fee of $500,000. We have previously paid $250,000 of this fee and issued a promissory note to Keating, dated December 21, 2007, for the remaining $250,000. Under the terms of this note, the entire principal amount and accrued interest at the rate of 10% per annum were due and payable on June 21, 2008. As a result of our failure to make such payment on or before that date, the interest rate has increased to 16% per annum. The Company is currently negotiating with Keating to extend the maturity date and amend other provisions of the note.

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

In connection with the April Loans, we originally executed secured promissory notes with Mr. Moody and Valhalla Investment Partners, an investment fund co-managed by Mr. Moody, pursuant to which each of them made loans to us in an aggregate principal amount of $400,000 for a total of $800,000. On July 8, 2008, the April Loans were amended to increase the aggregate amount that can be borrowed from Mr. Moody and Valhalla Investment Partners to $700,000 and $600,000, respectively. In July of 2008, we received $500,000 in additional proceeds under the April Loans and to date, we have received an aggregate of $1,300,000 under the April Loans. The outstanding principal amounts of these loans, as amended, accrue interest at a rate of 9% per annum and all outstanding principal and interest is due and payable on or before April 30, 2009. The April Loans, as amended, are secured by our interest in the “bonds.com” domain name. We have and will continue to use the proceeds from the April Loans, as amended, for general working capital purposes.

Operating Revenues and Expenses

Sales revenues from trading in fixed income securities are generated by spread we receive equal to the difference between the prices at which we sell securities on our BondStation trading platform and the prices we pay for those securities. Given that our revenue is measured as a function of the aggregate value of the securities traded, our per trade revenue varies to a great deal based on the size of the applicable trade. However, our marginal costs per trade are not variable based on the size of the traded securities. Based on the company’s current operating costs to date, our marginal costs of executing and settling a trade over our systems, inclusive of clearing fees and licensing fees ranges between approximately $13 and $22 per trade. Our operating costs may change in the future as we increase in size and are able to obtain more favorable terms with our vendors. To date we have only generated nominal revenues on our BondStation trading platform.

Sales revenues from investment advisory business will generally be generated from fees we charge for each account we manage ranging from 0.3% to 2% of the assets under management in each account; provided, however, that any assets allocated to the trading of fixed income securities will be excluded in determining the amount of assets under management, since we will generate revenue on those amounts through our fixed income trading business. The applicable percentage fee we will charge with respect to an account will depend on the amount of fees that we are required to share, if any, with other investment advisors or fund managers, as well as other factors which we may determine on an account-specific basis. To date we have not generated any revenues from providing investment advisory services.

Costs of sales will generally consist of the amounts we pay to purchase securities, charges incurred for each transaction (ticket charges) and other trading related expenses.

Operating expenses will generally consist of commissions to salespersons (which generally do not exceed 30% of the revenues generated by such salespersons’ accounts), employee salaries and benefits, trading platform technology and software support related costs, professional fees, and marketing and advertising related expenses. We expect that our operating expenses will decrease as a percentage of net sales if we are able to increase our net sales by executing our business plan. We also expect this reduction in operating expenses, as a percentage of net sales, will be partially offset by the continuing development of our business plan and the increased costs of operating as a public company.

Cash flows used in operating activities from October 18, 2005 (inception) through June 30, 2008 were approximately $7.5 million. Of this amount, employee salaries and benefits accounted for approximately $2.3 million. Expenses associated with our BondStation trading platform, primarily comprised of technology related expenses, software development and support, and fees paid to data service providers, accounted for approximately $2.1 million. Legal, accounting and other professional fees associated with formation of the Company, domain name acquisition, general corporate representation and public company preparation accounted for approximately $2.1 million. Interest expense was approximately $0.12 million. All other cash flows used in operating activities including rent, travel and entertainment, marketing and advertising, and miscellaneous expenses accounted for the remaining approximately $0.88 million of our total cash flows used in operating activities during the period from October 18, 2005 (inception) through June 30, 2008.

Litigation Settlement and Payment Agreement

The Company, along with John Barry III, one of its directors, commenced an action in the Supreme Court of the State of New York, County of New York, on or about August 15, 2006, against Kestrel Technologies LLC a/k/a Kestrel Technologies, Inc. (“Kestrel”) and Edward L. Bishop III, Kestrel’s President, alleging certain defaults and breaches by Kestrel and Mr. Bishop under: (i) a Master Professional Services Agreement by and between the Company and Kestrel, dated on or about December 27, 2005, as amended, along with the two Statements of Work thereunder (the “Master Agreement”) and (ii) a Revolving Credit Agreement by and between Kestrel and the Company, dated February 1, 2006 and the promissory notes issued by Kestrel thereunder, in the aggregate amount of $250,000. On March 13, 2008, the Supreme Court of the State of New York granted the Company’s motion for summary judgment with respect to the payment of amounts owed under the Revolving Credit Agreement and the associated promissory notes and awarded John Barry III $250,000 plus interest. Kestrel filed a counterclaim, on or about September 27, 2006, seeking damages in an aggregate amount of $1,000,000 for the Company’s alleged breach of the Master Agreement, as well as a declaration that Kestrel has no further obligations under the Master Agreement. On April 1, 2008, a jury sitting in the Supreme Court of the State of New York found Kestrel liable for anticipatory breach of certain of its contractual obligations to the Company under the Master Agreement and awarded the Company $600,000 plus interest.

On May 14, 2008, we entered into a Payment Agreement with Kestrel. Under the terms of the Payment Agreement, Kestrel is required to pay us a total of $826,729.71 in monthly payments, which would result in our receiving monthly payments of: (i) $300,000 on or before June 1, 2008; (ii) $77,771.11 on or before the first day of each month from July through December 2008; and (iii) 59,653.05 on or before the first day of January 1, 2009. In connection with entering into the Payment Agreement, Kestrel waived any rights it may have to appeal the jury verdict and summary judgment. On June 1, 2008, Kestrel breached its obligations under the Payment Agreement by failing to make the $300,000 payment due on or before June 1, 2008.  On or about June 3, 2008, the Company sent Kestrel a written notice of breach under the Payment Agreement.  As of August 12, 2008, Kestrel had only satisfied the payment of $269,950 of the $300,000 payment due on or before June 1, 2008.  The Company is currently evaluating its options as a result of Kestrel’s breach of its obligations under the Payment Agreement, including commencing a collection action against Kestrel in satisfaction of the jury verdict and summary judgment awards; however, there can be no assurance that Kestrel will have the funds to pay the remainder of its obligations to the Company.

Going Concern

Our independent auditors have added an explanatory paragraph to their audit opinion issued in connection with the consolidated financial statements of Bonds.com Group, Inc. for the years ended December 31, 2007 and 2006, with respect to their doubt about our ability to continue as a going concern due to our recurring losses from operations and our accumulated deficit. The Company has a history of operating losses since its inception in 2005, and has an accumulated deficit of approximately $8.9 million at June 30, 2008, which together raises doubt about the Company’s ability to continue as a going concern. Our ability to continue as a going concern will be determined by our ability to sustain a successful level of operations and to continue to raise capital from debt, equity and other sources. The accompanying consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Off-Balance Sheet Arrangements

We had no off-balance sheet arrangements as of June 30, 2008.

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

Based on the controls evaluation, our Chief Executive Officer has concluded that, subject to the limitations noted herein, as of the end of the period covered by this quarterly report, our disclosure controls were effective to provide reasonable assurance that information required to be disclosed in our periodic reports filed with the Securities and Exchange Commission is recorded, processed, summarized and reported within the time period specified by the SEC, and that material information relating to the Company and its consolidated subsidiaries is made known to management, including the principal executive officer and principal financial officer, particularly during the period when our periodic reports are being prepared.

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

The Company's management has assessed the effectiveness of the Company's internal control over financial reporting as of June 30, 2008. In making this assessment, the Company used the criteria established by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in "Internal Control-Integrated Framework." Based on this assessment, management concluded that certain controls and procedures were not effective. An explanation of the deficiencies is set forth below.

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

PART II

OTHER INFORMATION
Item 1.  Legal Proceedings

On February 21, 2008, Z6 Solutions, Inc. filed a complaint in the Superior Court of New Jersey claiming that Bonds.com Holdings, Inc., IPORussia, Inc. and John Barry IV, and/or their affiliates failed to pay for approximately $50,000 in web development services allegedly performed by Z6 Solutions, Inc. Pursuant to such claim, Z6 Solutions, Inc. seeks to recover such $50,000 plus interest, attorney fees and court costs. While Z6 Solutions, Inc. was retained by Bonds.com Holdings, Inc. in June of 2007 to provide certain internet development services, Bonds.com Holdings, Inc. believes that all services that were actually and adequately provided by Z6 Solutions, Inc. have already been paid for in full. On June 4, 2008, Bonds.com Holdings, Inc. filed an answer to such complaint with the Superior Court of New Jersey which: (i) denied the claims made by Z6 Solutions, Inc. in their complaint and (ii) initiated a counterclaim against Z6 Solutions, Inc. asserting that Z6 Solutions, Inc. breached its obligations to Bonds.com Holdings, Inc. and violated various applicable New Jersey State Statutes.

Item 1A. Risk Factors

Not Applicable.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

None

Item 3.  Defaults upon Senior Securities

None

Item 4.  Submission of Matters to a Vote of Security Holders

None

Item 5.   Other Information

None

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

BONDS.COM GROUP, INC.

Date: August 13, 2008	By:	/s/ John J. Barry IV
Name: John J. Barry IV President and Chief Executive Officer (Principal Executive Officer, Principal Financial Officer and Principal Accounting Officer)