Form 10-Q
period 2008-09-30
Bonds.com Group, Inc.
filed 2008-11-14
CIK 1179090

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒ Quarterly report pursuant to Section 13 or 15(d) of the Securities
Exchange Act of 1934

For the quarterly period ended September 30, 2008

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

Indicate the number of shares outstanding of each of the Registrant's classes of common stock, as of the latest practicable date. As of November 14, 2008 the registrant had 61,216,590 shares of common stock, $0.0001 par value, issued and outstanding.

BONDS.COM GROUP, INC.

INDEX TO FORM 10-Q

Page No.
PART I. FINANCIAL INFORMATION

Item 1. Financial Statements	1

Condensed Consolidated Balance Sheets as of September 30, 2008 and December 31, 2007 (Unaudited)	1

Condensed Consolidated Statements of Operations for the Three and Nine Months Ended September 30, 2008 and the cumulative period from October 18, 2005 (Inception) to September 30, 2008 (Unaudited)	2

Condensed Consolidated Statements of Cash Flows for the Nine Months Ended September 30, 2008 and the cumulative period from October 18, 2005 (Inception) to September 30, 2008 (Unaudited)	3

Notes to Condensed Consolidated Financial Statements (Unaudited)	5

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	17

Item 3. Quantitative and Qualitative Disclosures about Market Risk	21

Item 4T. Controls and Procedures	22

PART II. OTHER INFORMATION

Item 1. Legal Proceedings	22

Item 1A. Risk Factors	23

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds	23

Item 3. Defaults upon Senior Securities	23

Item 4. Submission of Matters to a Vote of Security Holders	23

Item 5. Other Information	24

Item 6. Exhibits	24

SIGNATURES	25

PART I. FINANCIAL INFORMATION

Bonds.com Group, Inc.
(A Development Stage Company)
Condensed Consolidated Balance Sheets (Unaudited)

	September 30,	December 31,
	2008	2007
ASSETS

Current assets:
Cash and cash equivalents	$247,838	$1,046,150
Investment in certificate of deposit	47,570	119,570
Accrued interest receivable	3,643	2,950
Prepaid expenses and other current assets	372,561	84,260
Total current assets	671,612	1,252,930

Property and equipment, net	326,120	450,238
Intangible assets, net	1,211,353	1,292,315
Other assets	154,995	201,106
Restricted cash	72,000	72,000
Total assets	$2,436,080	$3,268,589

LIABILITIES AND S TOCKHOLDERS ' EQUITY (DEFICIT)

Current liabilities:
Accounts payable and accrued expenses	$991,617	$459,939
Obligations under capital leases, current portion	56,810	107,912
Notes payable, related parties	650,000	-
Notes payable, other	68,632	272,343
Total current liabilities	1,767,059	840,194

Long-term liabilities:
Obligations under capital leases, net of current portion	-	28,612
Notes payable, other, net of current portion	237,122	50,010
Convertible notes payalbe, net of debt discount, related parties	1,016,086	-
Convertible notes payable, net of debt discount	229,220	-
Deferred rent	31,591	16,277

Total liabilities	3,281,078	935,093

Commitments and contingencies (Note 10)

Stockholders' equity (deficit)
Preferred stock $0.0001 par value; 1,000,000 authorized; no shares issued and outstanding	-	-
Common stock $0.0001 par value; 150,000,000 authorized; 61,216,590 and 60,932,551 issued and outstanding, respectively	6,121	6,093
Additional paid in capital	9,101,386	8,727,522
Deferred share-based compensation	(43,325)	(466,428)
Deficit accumulated during the development stage	(9,909,180)	(5,933,691)
Total stockholders' equity (deficit)	(844,998)	2,333,496

Total liabilities and stockholders' equity	$2,436,080	$3,268,589

See the accompanying notes to the condensed consolidated financial statements.

Bonds.com Group, Inc.
(A Development Stage Company)
Condensed Consolidated Statements of Operations (Unaudited)

			For the Period From
	For the Three	For the Nine	October 18, 2005
	Months Ended	Months Ended	(Inception) to
	September 30, 2008	September 30, 2008	September 30, 2008

Revenues	$181,125	$285,461	$323,145

Cost of sales	53,033	79,948	86,444

Gross Margin	128,092	205,513	236,701

Operating expenses:
Technology and communications	350,933	911,976	1,676,896
Software and support	31,708	97,244	827,078
Payroll and related costs	347,000	1,282,038	2,638,525
Rent and occupancy	89,079	271,381	530,824
Legal, accounting and other professional fees	157,555	780,629	2,291,088
Travel and entertainment	17,265	94,898	213,413
Marketing and advertising	8,029	290,448	384,718
Other operating expenses	45,511	277,778	931,996
Royalties	-	-	200,000
Depreciation	40,338	118,206	224,703
Amortization	47,251	142,103	247,188
Total operating expenses	1,134,669	4,266,701	10,166,429

Loss from operations	(1,006,577)	(4,061,188)	(9,929,728)

Other income (expense):
Interest income	2,109	11,997	18,493
Interest expense	(62,550)	(115,398)	(187,045)
Other income	25,000	294,950	294,950
Other expense	(2,900)	(105,850)	(105,850)
Total other income (expense)	(38,341)	85,699	20,548

Net loss before taxes	(1,044,918)	(3,975,489)	(9,909,180)

Income taxes	-	-	-

Net loss	$(1,044,918)	$(3,975,489)	$(9,909,180)

Loss per share, basic and diluted	$(0.02)	$(0.06)

Weighted average shares outstanding, basic and diluted	61,216,590	61,198,967

See the accompanying notes to the condensed consolidated financial statements.

Bonds.com group, Inc.
(A Development Stage Company)
Condensed Consolidated Statements of Cash Flows (Unaudited)

		For the Period From
	For the Nine	October 18, 2005
	Months Ended	(Inception) to
	September 30, 2008	S eptember 30, 2008
Cash flows from operating activities:
Net loss	$(3,975,489)	$(9,909,180)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	118,206	224,703
Amortization	142,103	247,188
Share-based compensation	84,169	243,340
Amortization of debt discount	5,030	5,030
Impairment of property and equipment	-	33,240
Changes in operating assets and liabilities:
Accrued interest receivable	(693)	(3,643)
Prepaid expenses and other assets	(242,190)	(518,526)
Accounts payable and accrued expenses	583,363	977,437
Advances payable, related parties	-	(65,284)
Notes payable	-	334,052
Deferred rent	15,314	31,591
Net cash used in operating activities	(3,270,187)	(8,400,052)

Cash flows from investing activities:
Purchases of property and equipment	(5,137)	(385,354)
Purchases of intangible assets	(61,141)	(558,541)
Proceeds invested in broker-dealer	-	(50,000)
Proceeds received from (invested) in certificate of deposit	72,000	(47,570)
Net cash provided by (used in) investing activities	5,722	(1,041,465)

Cash flows from financing activities:
Advances received from related parties	-	65,284
Proceeds received from notes payable, related parties	2,050,000	4,116,984
Repayments of notes payable, related parties	-	(412,029)
Proceeds received from convertible notes payable	325,000	325,000
Proceeds received from notes payable	-	72,353
Principal payments on notes payable	(16,599)	(16,599)
Principal payments on obligations under capital leases	(79,714)	(152,948)
Proceeds from common stock issued for cash, net of issuance costs	-	4,825,104
Proceeds from exercise of common stock warrants	187,466	187,466
Collections from stock subscriptions receivable	-	750,000
Restricted cash	-	(72,000)
Reverse merger acquisition	-	740
Net cash provided by financing activities	2,466,153	9,689,355

Net (decrease) increase in cash and cash equivalents	(798,312)	247,838

Cash and cash equivalents, beginning of period	1,046,150	-

Cash and cash equivalents, end of period	$247,838	$247,838

See the accompanying notes to the condensed consolidated financial statements.

Bonds.com group, Inc.
(A Development Stage Company)
Condensed Consolidated Statements of Cash Flows (Unaudited) - Continued

		For the Period From
	For the Nine	October 18, 2005
	Months Ended	(Inception) to
	September 30, 2008	S eptember 30, 2008
Supplemental disclosure of cash flow information:
Cash paid for interest	$11,695	$82,050

Supplemental disclosure of non-cash investing and financing activities:
Stock issued for stock subscription receivable	$-	$750,000
Acquisition of leased property under capital leases	$-	$209,758
Issuance of stock to acquire domain name	$-	$850,000
Issuance of stock to settle related party notes payable and interest	$-	$1,682,172
Conversion of notes payable and accrued interest due to related parties to convertible notes payable	$1,440,636	$1,440,636
Debt discount on convertible notes payable	$525,360	$525,360
Cancellation of unvested share-based compensation awards	$338,934	$338,934

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

Principals of Consolidation
The accompanying condensed consolidated financial statements include the accounts of Bonds.com Group, Inc., Bonds.com Holdings, Inc., Bonds.com, Inc., Bonds.com, LLC and Insight Capital Management, LLC, all of which are hereafter collectively referred to as the “Company”.

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

These results have been determined on the basis of generally accepted accounting principles and practices applied consistently with those used in the preparation of the Company's financial statements for the cumulative period From October 18, 2005 (Inception) to December 31, 2007. Operating results for the three and nine months ended September 30, 2008 are not necessarily indicative of the results that may be expected for the year ending December 31, 2008.

The Company recommends that the accompanying financial statements for the interim period be read in conjunction with the Company's financial statements for the cumulative period From October 18, 2005 (Inception) to December 31, 2007 included in the Company’s Annual Report on Form 10-K as filed on March 31, 2008.

Reclassifications
Certain reclassifications have been made to the accompanying condensed consolidated statement of operations and condensed consolidated statement of cash flows for the cumulative period from October 18, 2005 (Inception) to September 30, 2008 to conform to the current period presentation. These reclassifications had no impact on total revenues or net loss.

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

Impairment of Long-Lived Assets
The Company reviews its long-lived assets for impairment whenever events or changes indicate that the carrying amount of an asset or group of assets may not be recoverable. For purposes of evaluating the recoverability of long-lived assets, the recoverability test is performed using undiscounted net cash flows related to the long-lived assets. During 2007, leasehold improvements to the Company’s Boca Raton, Florida office space were impaired when it was determined that the tenant sub-lessor from which the Company was subleasing failed to make the required monthly payments to the primary lessor. During October 2007, the Company negotiated and entered into a new lease with the lessor for different office space within the same office building. The landlord allowed the Company to continue to occupy the old office space while improvements were made to the new office space. Accordingly, the leasehold improvements made to the old space were written off in 2007. Accordingly, an impairment loss of $21,365 was recognized in other operating expenses in the accompanying statement of operations for the period from October 18, 2005 (Inception) to September 30, 2008. There were no impairment losses recorded during the three or nine months ended September 30, 2008.

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

Marketing and Advertising Costs
Marketing and advertising costs are expensed as incurred. Marketing and advertising expenses for the three and nine months ended September 30, 2008 were $8,029 and $290,448, respectively.

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

Recent Accounting Pronouncements - Continued
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

Note 2 – Going Concern

Since its inception, the Company has generated no significant revenues and has incurred a cumulative operating loss since inception of $9,929,728 and a cumulative net loss since inception of $9,909,180 and further losses are anticipated in the development of its business.  The Company is in the development stage and has not generated significant operating revenues since its inception. Without additional capital from outside investors, or further financing, the Company’s ability to continue with development stage activities and to implement its business plan is limited. Management commenced operations in December of 2007 utilizing additional capital raised during the months of October and November 2007, with operations during 2008 also being funded using proceeds received primarily from the issuance of related party notes.  The Company’s independent registered public accounting firm included an additional paragraph in their December 31, 2007 report raising substantial doubt about the Company’s ability to continue as a going concern. These financial statements do not include any adjustments relating to the recovery of the recorded assets or the classification of the liabilities that might be necessary should the Company be unable to continue as a going concern.

Note 3 – Fair Value of Financial Instruments

Cash and cash equivalents, accounts payable and accrued expenses, and other current liabilities are recorded in the financial statements at cost, which approximates fair market value because of the short-term maturity of these instruments. Based on the market interest rates currently available to the Company for investments with similar terms and maturities, the fair value of its certificates of deposit at September 30, 2008 and December 31, 2007, was $119,570, of which $72,000 is collateral for a loan to a non-related lender and is classified as restricted cash on the Company’s balance sheet. The carrying amount of the Company's obligations under capital leases approximates quoted market prices or current rates offered to the Company for debt of the same remaining maturities.

Bonds.com Group, Inc.
(A Development Stage Company)
Notes to Condensed Consolidated Financial Statements (Unaudited)

Note 4 – Property and Equipment

Property and equipment consisted of the following at September 30, 2008 and December 31, 2007:

	September 30,	December 31,
	2008	2007
Leased property under capital leases	$209,758	$209,758
Computer equipment	175,815	173,437
Furniture and fixtures	43,088	40,329
Office equipment	111,177	122,227
Leasehold improvements	10,372	10,372
Total property and equipment	550,210	556,123
Less: Accumulated depreciation and amortization	(224,090)	(105,885)
Property and equipment, net	$326,120	$450,238

Depreciation expense for the three and nine months ended September 30, 2008 was $40,338 and $118,206, respectively.

Note 5 – Intangible Assets

Intangible assets consisted of the following at September 30, 2008 and December 31, 2007:

	September 30,	December 31,
	2008	2007
Non-amortizing intangible assets
Domain name (www.bonds.com)	$850,000	$850,000
Broker dealer license	50,000	50,000
	900,000	900,000
Amortizing intangible assets
Software	401,497	340,356
Capitalized website development costs	150,515	150,515
Other	6,529	6,529
	1,458,541	1,397,400
Less: Accumulated amortization	(247,188)	(105,085)
Intangible assets, net	$1,211,353	$1,292,315

Amortization expense for the three and nine months ended September 30, 2008 was $47,251 and $142,103, respectively.

The following is a schedule of estimated future amortization expense of intangible assets as of September 30, 2008:

Year ending December 31,

2008	$47,251
2009	176,304
2010	81,855
2011	5,943
2012	-
$311,353

Bonds.com Group, Inc.
(A Development Stage Company)
Notes to Condensed Consolidated Financial Statements (Unaudited)

Note 6 – Investment in Broker-Dealer

On October 4, 2007, the Company acquired all of the outstanding shares of Pedestal in exchange for a cash purchase price of $50,000 plus the existing regulatory capital at the closing date ($61,599).

The following is a summary of the estimated fair values of the assets acquired and liabilities assumed as of the date of the acquisition:

Assets acquired
Cash	$61,119
Other current assets	2,504
Identified intangible assets	50,000
Total assets acquired	$113,623

Liabilities assumed
Other current liabilities	$2,024
Total liabilities assumed	2,024

Net investment	$111,599

During the nine months ended September 30, 2008, the Company invested an additional $342,000, bringing the total investment to $1,968,609.

Note 7 – Notes Payable, Related Parties

The following is a summary of related party notes payable at September 30, 2008 and December 31, 2007:

	September 30,	December 31,
	2008	2007

$250,000 unsecured promissory note payable to John Barry III, one of the Company's directors, originating from a total of $250,000 in cash received in January and February of 2008, bearing interest at 10% per annum, principal and accrued interest is due at maturity on December 31, 2008	$250,000	$-

$400,000 secured promissory note payable to Valhalla Investment Partners, an investment fund co-managed by Christopher D. Moody, one of the Company's directors, originating from $400,000 in cash received in May of 2008, bearing interest at 9% per annum, principal and accrued interest is due at maturity on April 30, 2009, secured by the Company's Bonds.com domain name	$400,000	$-

Total	650,000	-
Less: Cuurent portion	(650,000)	-

Long-term portion	$-	$-

Bonds.com Group, Inc.
(A Development Stage Company)
Notes to Condensed Consolidated Financial Statements (Unaudited)

Note 7 – Notes Payable, Related Parties, Continued

Interest expense recognized on related party notes payable for the three and nine months ended September 30, 2008 was $39,933 and $70,939, respectively.

During the year ended December 31, 2007, the Company received an aggregate of $1,990,000 of proceeds from related parties in exchange for notes payable bearing interest from 3.6% to 12%. Interest expense recognized on notes payable, related parties for the year ended December 31, 2007 was $53,334. During 2007, the notes were repaid via payment of cash and issuance of common stock.

Note 8 – Convertible Notes Payable, Related Parties and Non-related Parties

The following is a summary of related party and non-related party convertible notes payable at September 30, 2008 and December 31, 2007:

	September 30,	December 31,
	2008	2007
$1,236,836 secured convertible promissory note payable to Christopher D. Moody, one of the Company's directors, originating from the conversion of $1,236,836 of previously outstanding promissory notes and accrued interest in September of 2008, bearing interest at 10% per annum, principal and accrued interest is due at maturity on September 24, 2010, principal and accrued interest is convertible into common stock at any time prior to maturity at a conversion price of $0.375 per share, secured by all tangible and intangible assets of the Company	$1,236,836	$-

$203,800 secured convertible promissory note payable to Valhalla Investment Partners, an investment fund co-managed by Christopher D. Moody, one of the Company's directors, originating from the conversion of $203,800 of previously outstanding promissory notes and accrued interest in September of 2008, bearing interest at 10% per annum, principal and accrued interest is due at maturity on September 24, 2010, principal and accrued interest is convertible into common stock at any time prior to maturity at a conversion price of $0.375 per share, secured by all tangible and intangible assets of the Company
	$203,800	$-

$325,000 in secured convertible promissory notes payable to various individuals, originating from $325,000 in cash received in September of 2008, bearing interest at 10% per annum, principal and accrued interest is due at maturity on September 24, 2010, principal and accrued interest is convertible into common stock at any time prior to maturity at a conversion price of $0.375 per share, secured by all tangible and intangible assets of the Company	$325,000	$-

Total	1,765,636	-
Less: Unamortized debt discount	(520,330)	-
Less: Current portion	-	-

Long-term portion	$1,245,306	$-

Bonds.com Group, Inc.
(A Development Stage Company)
Notes to Condensed Consolidated Financial Statements (Unaudited)

Note 8 – Convertible Notes Payable, Related Parties and Non-related Parties, Continued

On September 24, 2008, in connection with the execution of secured convertible note and warrant purchase agreements with Christopher D. Moody “Moody”, one of the Company’s directors, and Valhalla Investment Partners (“Valhalla”), an investment fund co-managed by Moody, an aggregate of $1,440,636 of previously outstanding notes payable and accrued interest due to Moody and Valhalla was converted into new convertible notes payable with an aggregate principal amount of $1,440,636.

On September 24, 2008, the Company also executed secured convertible promissory note and warrant purchase agreements with certain third-party investors in the aggregate principal amount of $325,000 (collectively the “Convertible Notes”).

Under the terms of the Convertible Notes, the entire principal amount is due and payable on September 24, 2010 (the “Maturity Date”), interest accrues at a rate of 10% per annum, with unpaid interest payable, in full, upon the earlier of (1) the conversion of the Convertible Notes or (2) on the Maturity Date. Holders of the Convertible Notes have the right to convert principal and interest due and payable into shares of common stock of the Company at a conversion price equal to the lesser of (1) $0.375 per share, as adjusted for stock splits, combinations and the like, or (2) the price paid for the Company’s common stock in any future sale of the Company’s securities while the Convertible Notes are outstanding, exclusive of certain excluded transactions. The Convertible Notes are secured by the Company, along with its affiliated companies, Bonds.com Holdings, Bonds.com, Inc. and Insight Capital Management, LLC, in generally all of the Company’s assets, pursuant to the terms and conditions of a Security Agreement, dated September 24, 2008.

In connection with the execution of the convertible note and warrant purchase agreements, Moody, Valhalla and the third-party investors were granted warrants to purchase an aggregate of 1,177,106 shares of the Company’s common stock at an exercise price of $0.46875 per share and expiring on September 24, 2013.

The Company has accounted for the warrants issued in conjunction with the Convertible Notes in accordance with the provisions of APB No. 14, “Accounting for Convertible Debt and Debt Issued with Stock Purchase Warrants” (“APB 14”). Accordingly, the warrants were valued using a Black-Scholes option pricing model with the following assumptions: (i) a risk free interest rate of 2.91%, (ii) a contractual life of 5 years, (iii) an expected volatility of 181.37%, and (iv) a dividend yield of zero. The relative fair value of the warrants, based on an allocation of the value of the Convertible Notes and the value of the warrants issued in conjunction with the Convertible Notes, was recorded as a debt discount (with a corresponding increase to additional paid-in capital) in the amount of $321,534, and is being amortized to interest expense over the expected term of the Convertible Notes.

Additionally, the difference between the effective conversion price of the Convertible Notes into shares of the Company’s common stock, and the fair value of the Company’s common stock on the date of issuance of the Convertible Notes, resulted in a beneficial conversion feature in the amount of $203,826 and was calculated in accordance with EITF 98-5, “Accounting for Convertible Securities with Beneficial Conversion Features or Contingently Adjustable Conversion Ratios” and EITF 00-27, “Application of Issue No. 98-5 to Certain Convertible Instruments”. This beneficial conversion feature was recorded as an additional debt discount (with a corresponding increase to additional paid-in capital) and is being amortized to interest expense over the expected term of the Convertible Notes.

During the three and nine months ended September 30, 2008, the Company recognized $5,030 in interest expense related to the amortization of the debt discount associated with the warrants and the debt discount associated with the beneficial conversion feature.

During the three and nine months ended September 30, 2008, the Company also recognized $2,090 in interest expense on the outstanding related party and non-related party Convertible Notes.

Bonds.com Group, Inc.
(A Development Stage Company)
Notes to Condensed Consolidated Financial Statements (Unaudited)

Note 9 – Notes Payable, Other

The following is a summary of third party notes payable at September 30, 2008 and December 31, 2007:

	September 30,	December 31,
	2008	2007
Equipment loan payable to a financial institution, monthly principal and interest payments of $2,251 are required, bearing interest at 7.5%, with a maturity date of December 4, 2010, secured by a certificate of deposit	$55,754	$72,353

$250,000 note payable to an investment advisory firm for services rendered in relation to the Company's reverse merger transaction, monthly principal payments of $7,500 are required beginning in April 2009 and each month thereafter, bearing interest at 10.0% per annum, remaining principal and accrued interest is due at maturity on December 31, 2009	250,000	250,000

Total	305,754	322,353
Less: Current portion	(68,632)	(272,343)

Long-term portion	$237,122	$50,010

In September of 2008, the Company amended its note payable to the investment advisory firm pursuant to which (i) the original maturity date of June 20, 2008 was extended until December 31, 2009, (ii) repayment of principal and interest can now be accelerated in the event that the Company raises certain amounts of capital, (iii) monthly principal payments of $7,500 are required beginning on April 30, 2009 and each month thereafter until the maturity date, (iv) penalty interest that might have otherwise been due following the original maturity date was waived, and (v) the ability of the Company to repay outstanding principal and accrued interest through the issuance of common stock was eliminated.

Interest expense recognized on third party notes payable for the three and nine months ended September 30, 2008 was $7,366 and $22,841, respectively.

Note 10 – Commitments and Contingencies

Operating Leases
The Company leases office facilities and equipment and obtains data feeds under long-term operating lease agreements with various expiration dates and renewal options. The following is a schedule of future minimum rental payments required under operating leases as of September 30, 2008:

Year Ending December 31,
2008	$100,952
2009	309,294
2010	206,818
2011	200,714
2012	211,007
Total minimum payments required	$1,028,785

Rent expense and related occupancy charges for all operating leases for the three and nine months ended September 30, 2008 was $89,079 and $271,381, respectively.

Bonds.com Group, Inc.
(A Development Stage Company)
Notes to Condensed Consolidated Financial Statements (Unaudited)

Note 10 – Commitments and Contingencies, continued

Capital Leases
The Company leases internet servers under long-term lease agreements that are classified as capital leases. Amortization expense for capital leases is included in depreciation expense (See Note 4). Interest expense under capital leases for the three and nine months ended September 30, 2008 was $2,253 and $9,151, respectively.

The following is a schedule by years of future minimum lease payments under capital leases together with the present value of the net minimum lease payments as of September 30, 2008:

Year Ending December 31,
2008	$29,622
2009	29,622

Net minimum lease payments	59,244
Less: Amount representing interest	(2,434)
Present value of net minimum lease payments	$56,810

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

Other Litigation
On February 21, 2008, a complaint was filed against the Company in the Superior Court of New Jersey by Z6 Solutions, Inc. (“Z6”) under an alleged breach of contract, asserting a claim for a sum of $50,000 for damages plus interest and all costs including attorney’s fees. The Company believes the claim is without merit and plans to defend the case accordingly. On June 4, 2008, the Company filed an Answer and Counterclaim, asserting breach of contract and failure by Z6 to carry out its obligations under the contract and a violation of the New Jersey Computer Related Offenses Act (N.J.S.A.2A:38A-1).

On September 2, 2008, a complaint was filed against the Company in the Circuit Court of the 15th Judicial Circuit in and for Palm Beach County, Florida by William M. Bass, a former director and executive of the Company. The complaint alleges that the Company in July of 2008 breached Mr. Bass’ Employment Agreement and Stock Option Agreement.   The complaint seeks damages, prejudgment interest, costs and attorney fees, including without limitation: (i) severance payments amounting to approximately $700,000, (ii) current payment of an estimated future value of the stock options previously awarded to Mr. Bass, after full acceleration of the vesting thereof, and (iii) the lost value of the bonus payments Mr. Bass believes he would have earned during the remainder of the term of his Employment Agreement.

The Company is defending the lawsuit on the grounds that it properly terminated Mr. Bass “for cause” under the Employment Agreement and has satisfied all of its obligations to Mr. Bass.  On October 13, 2008, the Company filed a Motion to Dismiss Complaint and alternative Motion to Strike certain portions of Mr. Bass’ complaint. The Company has paid Mr. Bass all amounts that the Company believes are owed to Mr. Bass arising from a termination of his Employment Agreement for cause and thus does not believe Mr. Bass is entitled to any of the damages claimed.

In addition, Mr. Bass has filed a charge of discrimination with the U.S. Equal Opportunity Commission and the Florida Commission on Human Relations.  In his Charge, Mr. Bass alleges the Company discriminated against him because the Company erroneously regarded him as being disabled in violation of the Americans With Disability Act of 1990 and the Florida Civil Rights Act (Chapter 760). The Company believes that such charge is without merit and plans to defend the charge accordingly.

Bonds.com Group, Inc.
(A Development Stage Company)
Notes to Condensed Consolidated Financial Statements (Unaudited)

Note 11 – Earning (Loss) Per Share

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

The calculation of diluted earnings (loss) per share at September 30, 2008 does not include options to acquire 1,892,812 shares or warrants to acquire 4,658,225 shares of common stock, as their inclusion would have been anti-dilutive.

Note 12 – Net Capital and Reserve Requirements

Bonds.com, Inc., the broker dealer subsidiary of the Company, is subject to the Securities and Exchange Commission Uniform Net Capital Rule 15c3-1 and the requirements of the securities exchanges of which they are members.
Net capital positions of the Company’s broker dealer subsidiary were as follows at September 30, 2008:

Ratio of aggregate indebtedness to net capital	0.66 to 1
Net capital	$255,334
Required net capital	$100,000

Note 13 – Related Party Transactions

Notes Payable, Related Parties
During the nine months ended September 30, 2008 and the year ended December 31, 2007, the Company received an aggregate of $2,050,000 and $1,990,000 of proceeds from related parties in exchange for notes payable bearing interest from 3.6% to 12.0%, respectively. Interest expense recognized on related party notes payable for the three and nine months ended September 30, 2008 was $39,933 and $70,939, respectively.

During the year ended December 31, 2007, an aggregate of $1,054,955 of principal and $27,217 of related accrued interest was converted into 327,393 shares of stock and $10,000 was repaid in cash.

The balance of notes payable due to related parties at September 30, 2008 and December 31, 2007 was $650,000 and $0, respectively.

Convertible Notes Payable, Related Parties
On September 24, 2008, an aggregate of $1,440,636 of previously outstanding related party notes payable and accrued interest was converted to new convertible notes payable bearing interest at 10% per annum, with principal and accrued interest due at maturity on September 24, 2010, and with principal and accrued interest being convertible into common stock at any time prior to maturity at a conversion price of $0.375 per share. Interest expense, including amortization of debt discounts, recognized on convertible related party notes payable for the three and nine months ended September 30, 2008 was $6,472.

Equity
On January 11, 2008, a director of the Company exercised warrants to purchase 284,039 shares of common stock of the Company at $0.66 per share and total cash of $187,466.

Note 14 – Litigation Settlement Payments

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

Note 14 – Litigation Settlement Payments, Continued

On April 9, 2008, a jury found Kestrel liable for an anticipatory breach of certain of its contractual obligations to Bonds.com Holdings, Inc. (“Holdings”), and awarded Holdings $600,000 in damages and $112,466 in interest for a total of $712,466. In addition, the Company’s then Chairman was awarded $312,906 in damages.

On May 14, 2008, the Company entered into a Payment Agreement with Kestrel. Under the terms of the Payment Agreement, Kestrel is required to pay the Company a total of $826,729.71 in varying installments as follows: (i) $300,000 on or before June 1, 2008; (ii) $77,771.11 on or before the first day of each month from July through December 2008; and (iii) 59,653.05 on or before the first day of January 1, 2009. Kestrel has breached its obligations under the Payment Agreement by failing to make the $300,000 payment due on or before June 1, 2008 as well as subsequent monthly payments.  As of November 14, 2008, Kestrel has only paid $324,950 to the Company under the Payment Agreement. The Company has sent Kestrel written notices of breach under the Payment Agreement.  The Company is currently evaluating its options as a result of Kestrel’s breach of its obligations under the Payment Agreement, including commencing a collection action against Kestrel in satisfaction of the jury verdict and summary judgment awards.

As there is no assurance that Kestrel will have the funds to pay amounts due under the Payment Agreement or that it will make such payments even if it does have such funds, the Company has elected to recognize any gains from the Judgments only when actual cash payments are received from Kestrel. As of September 30, 2008, the Company had received $294,950 in aggregate payments from Kestrel, which have been classified as other income in the accompanying statements of operations.

Note 15 – Subsequent events

Convertible Notes Payable
On October 20, 2008, the Company executed a secured convertible promissory note and warrant purchase agreement with the Neil Moody Revocable Trust (the “Neil Moody Trust”), an entity controlled by the father of Christopher Moody, one of the Company’s directors, in the principal amount of $250,000, and also executed secured convertible promissory note and warrant purchase agreements with additional third-party investors in the aggregate principal amount of $75,000 (collectively the “Convertible Notes”).

Under the terms of the Convertible Notes, the entire principal amount is due and payable on September 24, 2010 (the “Maturity Date”), interest accrues at a rate of 10% per annum, with unpaid interest payable, in full, upon the earlier of (1) the conversion of the Convertible Notes or (2) on the Maturity Date. Holders of the Convertible Notes have the right to convert principal and interest due and payable into shares of common stock of the Company at a conversion price equal to the lesser of (1) $0.375 per share, as adjusted for stock splits, combinations and the like, or (2) the price paid for the Company’s common stock in any future sale of the Company’s securities while the Convertible Notes are outstanding, exclusive of certain excluded transactions. The Convertible Notes are secured by the Company, along with its affiliated companies, Bonds.com Holdings, Bonds.com, Inc. and Insight Capital Management, LLC, in generally all of the Company’s assets, pursuant to the terms and conditions of a Security Agreement, dated September 24, 2008.

In connection with the execution of the convertible note and warrant purchase agreements, the Neil Moody Trust and the third-party investors were granted warrants to purchase an aggregate of 216,671 shares of the Company’s common stock at an exercise price of $0.46875 per share and expiring on September 24, 2013.

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

During the period from October 19, 2007 to November 2, 2007, we raised gross proceeds of $4,350,000 (the “October 2007 Offering”) in order to finance the continued development of our BondStation trading platform and also to provide us with additional working capital. In January 2008 we obtained loans from two of our directors in an aggregate principal amount of $500,000 (the “January Loans”). In April 2008 we entered into loan transactions with one of our directors and an entity in which he has 60% voting control to obtain additional funds in an aggregate principal amount of $800,000. These loans were fully funded in April and May of 2008 (the “April Loans”). In July and August 2008, the April Loans were amended to increase the aggregate amount that can be borrowed to $1,550,000 (the “Amended April Loans”) and the additional borrowings available under the Amended April Loans were fully funded in July and August of 2008. In September 2008, in connection with the execution of secured convertible note and warrant purchase agreements, we converted $1,440,636 of outstanding indebtedness, including accrued interest, payable under the January Loans, the April Loans and the Amended April Loans, into long-term convertible promissory notes with an aggregate principal amount of $1,440,636 (the “Convertible Notes”). In September and October of 2008, we also executed secured convertible note and warrant purchase agreements with several third party investors in an aggregate principal amount of $650,000 and which resulted in the Company receiving $650,000 in cash proceeds (the “Convertible Notes”). The October 2007 Offering, the January Loans, the Amended April Loans and the Convertible Notes are described in greater detail under the subheading Recent Financing Activities below.

Based on our business plan, we believe that our business will begin to generate positive cash flow from operations during the first quarter of 2009. Additionally, we believe that we currently have sufficient funds available for the operation of our business through approximately December 31, 2008. Since we do not anticipate becoming cash flow positive until the first quarter of 2009, we need to continue to raise additional funds for general working capital purposes, either through additional equity financing and/or additional loans from our officers, directors and others.

We are currently marketing our BondStation electronic trading platform on our Bonds.com and BondStation.com websites. We also began an advertising and marketing campaign for our electronic trading platform in the first quarter of 2008 on television and over the Internet. During the three and nine months ended September 30, 2008, we spent approximately $8,000 and $290,000, respectively, on advertising and marketing.

To promote our BondStation electronic trading platform to fixed income investors, we have created and developed Bonds.com TV, a streaming video presentation. Bonds.com TV includes a complete video based educational series incorporating content provided on our BondClass.com website as well as a general primer on economic indicators. Beginning late in the fourth quarter of 2008 or early in the first quarter of 2009, we intend to produce and distribute segments that provide daily updates on new issue underwriting in municipal bonds, agency bonds, corporate bonds, mortgages and other fixed-income securities. We expect to deliver Bonds.com TV to registered users via e-mail and it also will be archived on the Bonds.com and BondClass.com websites.

BondStation received several enhancements during the second quarter, including:

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

o	Training Tutorials – We now have customized video / flash tutorials on the platform to allow users to actively learn the platform.

o	Customer Branding– Clients now have the ability to customize portfolios created on the platform with their logo and branding.

Additionally, we have registered to participate in several banking and credit union trade shows to enhance our relationships with banks and other institutions. Through our CD Station portal, which is in the final stages of development, we will provide banks and other institutional investors with a platform to buy and sell brokered certificates of deposit. We expect our CD Station portal to be fully operational by the end of the fourth quarter of 2008 and on November 9, 2008, we provided the first demonstration of the CD Station portal at the American Bankers Association Conference in San Francisco.

We currently have twenty employees and one consultant to support and grow our business operations. Two of our employees provide hardware and software technology support and also assist us with our internal programming requirements. Twelve of these employees serve as relationship managers and directly service our individual and institutional investor clients with their trading operations. We also have four employees and one consultant that provide customer support relating to new accounts, trading and compliance requirements. We believe that our staff is sufficient to handle our current business needs. We expect to add an additional five members to our sales staff in the near future. Our goal is to expand our sales staff to approximately seventeen professionals by December 2008.

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

In connection with certain financial advisory services provided by Keating Investments, LLC (“Keating”), we agreed to pay Keating an advisory fee of $500,000. We have previously paid $250,000 of this fee and issued a promissory note to Keating, dated December 21, 2007, for the remaining $250,000 (the “Keating Note”). Under the terms of the Keating Note, the entire principal amount and accrued interest at the rate of 10% per annum were due and payable on June 21, 2008. The Company negotiated with Keating to extend the maturity date and amend other provisions of the Keating Note. On September 17, 2008, the Company amended the Keating Note (the “Amended Keating Note”). Pursuant to the Amended Keating Note, among other things, we have agreed to: (i) extend the maturity date until December 31, 2009 from the original maturity date of June 20, 2008, (ii) provide for acceleration of repayment of the principal and interest due in the event that the Company raises certain amounts of capital, (iii) commence on April 30, 2009 monthly payments toward the principal amount due in the amount of $7,500 per month, (iv) waive any penalty interest that might have otherwise been due following the original maturity date, and (v) eliminate the ability of the Company to repay the amount due through the provision of equity in the Company.

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

In connection with the April Loans, we originally executed secured promissory notes with Mr. Moody and Valhalla Investment Partners, an investment fund co-managed by Mr. Moody, pursuant to which each of them made loans to us in an aggregate principal amount of $400,000 for a total of $800,000 (the “Moody Note” and the “Valhalla Note,” respectively). On July 8, 2008, the April Loans were amended to increase the aggregate amount that can be borrowed from Mr. Moody and Valhalla Investment Partners to $700,000 and $600,000, respectively (the “Amended Moody Note” and the “Amended Valhalla Note”). In July of 2008, we received $300,000 in additional proceeds under the Amended Moody Note and $200,000 in additional proceeds under the Amended Valhalla Note. On August 28, 2008, the Amended Moody Note was further amended to increase the amount that can be borrowed from Mr. Moody to $950,000 (the “Second Amended Moody Note” collectively with the Amended Valhalla Note, the “Amended Notes”), and to date, we have received an aggregate of $1,550,000 under the Second Amended Moody Note and the Amended Valhalla Note. Prior to conversion, as further discussed below, the previously outstanding principal amounts of these loans, as amended, accrued interest at a rate of 9% per annum and all outstanding principal and interest was due and payable on or before April 30, 2009. The April Loans, as amended, were secured by our interest in the “bonds.com” domain name. Approximately $1,550,000 of the amount received under the Amended Notes was used to pay: (i) salaries and other benefits for employees; (ii) trading platform technology and related maintenance costs; (iii) legal, accounting and other professional fees; and (iv) other administrative expenses. We have and will continue to use the remainder of the proceeds from the April Loans, as amended, for general working capital purposes.

On September 24, 2008, in connection with a certain Secured Convertible Note and Warrant Purchase Agreement (the “Purchase Agreement”), we converted $1,440,636 of the outstanding indebtedness, including accrued interest, payable under the Amended Notes to Mr. Moody and Valhalla Investment Partners and in turn executed secured convertible promissory notes to certain investors in the aggregate principal amount of $1,765,636, which resulted in the Company receiving $325,000 in cash proceeds (the “Convertible Notes”). Under the terms of the Convertible Notes, the entire principal amount is due and payable on September 24, 2010 (the “Maturity Date”). Additionally, interest accrues at a rate of 10% per annum, with unpaid interest payable, in full, upon the earlier of (1) the conversion of the Convertible Notes or on the Maturity Date. Holders of the Convertible Notes have the right to convert principal and interest due and payable into shares of Common Stock at a conversion price equal to the lesser of (1) $0.375 per share, as adjusted for stock splits, combinations and the like, or (2) the price paid for our Common Stock in any future sale of our securities while the Convertible Notes are outstanding, exclusive of certain excluded transactions. The Convertible Notes are secured by the Company, along with its affiliated companies, Holdings, Bonds.com, Inc. and Insight Capital Management, LLC, in generally all of the Company’s assets, pursuant to the terms and conditions of a Security Agreement, dated September 24, 2008.

In connection with the execution of the Purchase Agreements, Mr. Moody, Valhalla Investment Partners and the third-party investors were granted warrants to purchase an aggregate of 1,177,106 shares of the Company’s common stock at an exercise price of $0.46875 per share and expiring on September 24, 2013.

On October 20, 2008, we executed a secured convertible promissory note and warrant purchase agreement with the Neil Moody Revocable Trust (the “Neil Moody Trust”), an entity controlled by the father of Christopher Moody, one of our directors, in the principal amount of $250,000, and also executed secured convertible promissory note and warrant purchase agreements with additional third-party investors in the aggregate principal amount of $75,000 (collectively the “Convertible Notes”).

Under the terms of the Convertible Notes, the entire principal amount is due and payable on September 24, 2010 (the “Maturity Date”), interest accrues at a rate of 10% per annum, with unpaid interest payable, in full, upon the earlier of (1) the conversion of the Convertible Notes or (2) on the Maturity Date. Holders of the Convertible Notes have the right to convert principal and interest due and payable into shares of common stock of the Company at a conversion price equal to the lesser of (1) $0.375 per share, as adjusted for stock splits, combinations and the like, or (2) the price paid for our common stock in any future sale of the Company’s securities while the Convertible Notes are outstanding, exclusive of certain excluded transactions. The Convertible Notes are secured by the Company, along with its affiliated companies, Bonds.com Holdings, Bonds.com, Inc. and Insight Capital Management, LLC, in generally all of the Company’s assets, pursuant to the terms and conditions of a Security Agreement, dated September 24, 2008.

In connection with the execution of the convertible note and warrant purchase agreements, the Neil Moody Trust and the third-party investors were granted warrants to purchase an aggregate of 216,671 shares of the Company’s common stock at an exercise price of $0.46875 per share and expiring on September 24, 2013.

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

Cash flows used in operating activities from October 18, 2005 (inception) through September 30, 2008 were approximately $8.4 million. Of this amount, employee salaries and benefits accounted for approximately $2.6 million. Expenses associated with our BondStation trading platform, primarily comprised of technology related expenses, software development and support, and fees paid to data service providers, accounted for approximately $2.5 million. Legal, accounting and other professional fees associated with formation of the Company, domain name acquisition, general corporate representation and public company preparation accounted for approximately $2.3 million. Interest expense was approximately $0.2 million. All other cash flows used in operating activities including rent, travel and entertainment, marketing and advertising, and miscellaneous expenses accounted for the remaining approximately $0.8 million of our total cash flows used in operating activities during the period from October 18, 2005 (inception) through September 30, 2008.

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

On May 14, 2008, we entered into a Payment Agreement with Kestrel. Under the terms of the Payment Agreement, Kestrel is required to pay us a total of $826,729.71 in monthly payments, which would result in our receiving monthly payments of: (i) $300,000 on or before June 1, 2008; (ii) $77,771.11 on or before the first day of each month from July through December 2008; and (iii) 59,653.05 on or before the first day of January 1, 2009. In connection with entering into the Payment Agreement, Kestrel waived any rights it may have to appeal the jury verdict and summary judgment. On June 1, 2008, Kestrel breached its obligations under the Payment Agreement by failing to make the $300,000 payment due on or before June 1, 2008.   As of November 14, 2008, Kestrel has only paid $324,950 to the Company under the Payment Agreement. The Company has sent Kestrel written notices of breach under the Payment Agreement and the Company is currently evaluating its options as a result of Kestrel’s breach of its obligations under the Payment Agreement, including commencing a collection action against Kestrel in satisfaction of the jury verdict and summary judgment awards.

Going Concern

Our independent auditors have added an explanatory paragraph to their audit opinion issued in connection with the consolidated financial statements of Bonds.com Group, Inc. for the years ended December 31, 2007 and 2006, with respect to their doubt about our ability to continue as a going concern due to our recurring losses from operations and our accumulated deficit. The Company has a history of operating losses since its inception in 2005, and has an accumulated deficit of approximately $9.9 million at September 30, 2008, which together raises doubt about the Company’s ability to continue as a going concern. Our ability to continue as a going concern will be determined by our ability to sustain a successful level of operations and to continue to raise capital from debt, equity and other sources. The accompanying consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Off-Balance Sheet Arrangements

We had no off-balance sheet arrangements as of September 30, 2008.

Item 3.   Quantitative and Qualitative Disclosure about Market Risk

Not Applicable.

Item 4T.  Controls and Procedures

  Evaluation of Disclosure Controls and Procedures

Disclosure controls and procedures are designed with the objective of ensuring that information required to be disclosed in reports filed by the Company under the Exchange Act, such as this quarterly report, is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission. Disclosure controls and procedures are also designed with the objective of ensuring that such information is accumulated and communicated to management, including the principal executive officer and the principal financial officer, as appropriate to allow timely decisions regarding required disclosure.

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

The Company's management has assessed the effectiveness of the Company's internal control over financial reporting as of September 30, 2008. In making this assessment, the Company used the criteria established by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in "Internal Control-Integrated Framework." Based on this assessment, management concluded that certain controls and procedures were not effective. An explanation of the deficiencies is set forth below.

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

On September 2, 2008, a complaint was filed against the Company in the Circuit Court of the 15th Judicial Circuit in and for Palm Beach County, Florida by William M. Bass, a former director and executive of the Company. The complaint alleges that the Company in July of 2008 breached Mr. Bass’ Employment Agreement and Stock Option Agreement.   The complaint seeks damages, prejudgment interest, costs and attorney fees, including without limitation: (i) severance payments amounting to approximately $700,000, (ii) current payment of an estimated future value of the stock options previously awarded to Mr. Bass, after full acceleration of the vesting thereof, and (iii) the lost value of the bonus payments Mr. Bass believes he would have earned during the remainder of the term of his Employment Agreement.

The Company is defending the lawsuit on the grounds that it properly terminated Mr. Bass “for cause” under the Employment Agreement and has satisfied all of its obligations to Mr. Bass.  On October 13, 2008, the Company filed a Motion to Dismiss Complaint and alternative Motion to Strike certain portions of Mr. Bass’ complaint. The Company has paid Mr. Bass all amounts that the Company believes are owed to Mr. Bass arising from a termination of his Employment Agreement for cause and thus does not believe Mr. Bass is entitled to any of the damages claimed.

In addition, Mr. Bass has filed a charge of discrimination with the U.S. Equal Opportunity Commission and the Florida Commission on Human Relations.  In his Charge, Mr. Bass alleges the Company discriminated against him because the Company erroneously regarded him as being disabled in violation of the Americans With Disability Act of 1990 and the Florida Civil Rights Act (Chapter 760). The Company believes that such charge is without merit and plans to defend the charge accordingly.

Item 1A. Risk Factors

Not Applicable.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

Pursuant to the private placement offering (the “Offering”) described in our current report on Form 8-K filed with the Securities and Exchange Commission on September 29, 2008 (File No. 000-51076) (the “September 29th Current Report”), on September 24, 2008, we held the first closing of the Offering, upon which we sold, to certain investors, secured notes (the “Notes”) in an aggregate principal amount of $1,765,636. On such date, these Notes could be converted by the investors into an aggregate of 4,708,363 shares of Common Stock. Additionally, we issued warrants (the “Warrants”) to these investors to purchase an aggregate of 1,177,106 shares of Common Stock at an initial exercise price of $0.46875 per share.

On October 20, 2008, we held the second closing of the Offering, upon which we sold, to certain investors, including the Neil Moody Revocable Trust, an entity controlled by the father of Christopher Moody, one of our directors, Notes in an aggregate principal amount of $325,000, including $250,000 to the Neil Moody Revocable Trust. On such date, these Notes could be converted by the investors into an aggregate of 866,667 shares of Common Stock. Additionally, we issued Warrants to these investors to purchase an aggregate of 216,671 shares of Common Stock at an initial exercise price of $0.46875 per share.

A more detailed description of these security offerings is provided in Part I, Section 2 (under the subheading Recent Financing Activities) of this quarterly report.

This offer and sale of securities, pursuant to the terms of the Offering, was made in reliance upon the exemption from registration provided by Section 4(2) of the Securities Act and Regulation D promulgated under the Securities Act. More detailed information relating to the offering can be found in the September 29th Current Report, which is incorporated herein by reference.

All of such securities offered and sold by us have not been registered under the Securities Act and may not be offered or sold in the United States absent registration exemption from registration requirements.

The information provided in this quarterly report is not an offer to sell nor is it a solicitation of an offer for the purchase of any of our securities and is intended to comply with Rule 135c of the Securities Act.

Item 3.  Defaults upon Senior Securities

None

Item 4.  Submission of Matters to a Vote of Security Holders

None

Item 5.   Other Information

Subsequent to the period covered by this quarterly report, effective as of October 6, 2008, Leslie-Anne Moore resigned as Vice President and Chief Compliance Officer of our subsidiary, Bonds.com Holdings, Inc. and also resigned as Chief Compliance Officer and Chief Financial Officer of our FINRA registered broker dealer subsidiary, Bonds.com, Inc. Ms. Moore continued to be employed by us until November 3, 2008, on which date she resigned as an employee. Our Chief Executive Officer, John J. Barry IV, served as our FINRA compliance officer, on an interim basis, from October 7, 2008 through October 20, 2008, on which date we hired a new employee to serve as our FINRA compliance officer. Ms. Moore currently provides services, on a consulting basis, as required during the transition period for our new FINRA compliance officer. We do not expect these consulting services to continue past the end of this year.

Item 6.  Exhibits

31.1	Certification of the Principal Executive Officer and Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (Rule 13a-14(a)).

32.1
Certification of the Principal Executive Officer and Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (Rule 13a-14(b)).

Remainder of the Page Intentionally Left Blank

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

BONDS.COM GROUP, INC.

Date: November 14, 2008	By:	/s/ John J. Barry IV
Name: John J. Barry IV President and Chief Executive Officer (Principal Executive Officer, Principal Financial Officer and Principal Accounting Officer)