Form 10-Q/A
period 2008-09-30
Bonds.com Group, Inc.
filed 2009-02-27
CIK 1179090

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q/A
(Amendment No. 1)

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

Under the terms of the Convertible Notes, the entire principal amount is due and payable on September 24, 2010 (the “Maturity Date”), interest accrues at a rate of 10% per annum, with unpaid interest payable, in full, upon the earlier of (1) the conversion of the Convertible Notes or (2) on the Maturity Date. Holders of the Convertible Notes have the right to convert principal and interest due and payable into shares of common stock of the Company at a conversion price equal to the lesser of (1) $0.375 per share, as adjusted for stock splits, combinations and the like, or (2) the price paid for the Company’s common stock in any future sale of the Company’s securities while the Convertible Notes are outstanding, exclusive of certain excluded transactions. The Convertible Notes are secured by the Company, along with its affiliated companies, Bonds.com Holdings, Bonds.com, Inc. and Insight Capital Management, LLC, in generally all of the Company’s assets, pursuant to the terms and conditions of a Security Agreement, dated September 24, 2008 (see Notes 12 and 15).

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

Note 12 – Net Capital and Reserve Requirements

Bonds.com, Inc., the broker dealer subsidiary of the Company, is subject to the requirements of the securities exchanges of which they are members as well as the Securities and Exchange Commission Uniform Net Capital Rule 15c3-1, which requires the maintenance of minimum net capital.  The Company claims an exemption from Rule 15c3-3 under Paragraph (k)(2)(ii) of the Rule as all customer transactions are cleared through other broker-dealers on a fully disclosed basis.  Bonds.com, Inc.  is also required to maintain a ratio of aggregate indebtedness to net capital that shall not exceed 15 to 1.

Net capital positions of the Company’s broker dealer subsidiary were as follows at September 30, 2008:

Ratio of aggregate indebtedness to net capital	-1.28 to 1
Net capital	$(1,513,204)
Required net capital	$129,181

At September 30, 2008, Bonds.com, Inc.  was not in compliance with its minimum net capital or ratio of aggregate indebtedness requirements.   As discussed in Note 8, the Company’s Convertible Notes are secured by the assets of the Company, as well as its subsidiaries, including Bonds.com, Inc.  and Bonds.com, Inc. provided a guaranty of the Company’s obligations there under.  Due to the existence of the pledge of assets by Bonds.com, Inc. as collateral for the Convertible Notes and the related guaranty, the notional value of the obligation has been included in Bonds.com, Inc.’s computation of aggregate indebtedness, and reflected as a deduction in Bonds.com, Inc.’s computation of net capital, in accordance with Rule 15c3-1, as of September 30, 2008, which resulted in the noncompliance.

This noncompliance may result in regulatory fines and/or disciplinary actions against Bonds.com, Inc. or individuals associated with it.   Management is unable at this time to estimate the nature and extent of potential loss arising from regulatory action against it or its associated persons, if any.   The ultimate outcome could be material to the future financial condition and results of operations of Bonds.com, Inc. which are included in the consolidated results of operations presented herein.

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

On February 3, 2009, the Company amended the Purchase and Security Agreements underlying its private issuance of Convertible Notes to remove Bonds.com, Inc.’s guaranty and pledge of assets as collateral for the Convertible Notes.  At such time as the Purchase and Security Agreements were amended, Bonds.com, Inc. was no longer in violation of its minimum net capital and ratio of aggregate indebtedness requirements.

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

On September 24, 2008, in connection with a certain Secured Convertible Note and Warrant Purchase Agreement (the “Purchase Agreement”), we converted $1,440,636 of the outstanding indebtedness, including accrued interest, payable under the Amended Notes to Mr. Moody and Valhalla Investment Partners and in turn executed secured convertible promissory notes to certain investors in the aggregate principal amount of $1,765,636, which resulted in the Company receiving $325,000 in cash proceeds (the “Convertible Notes”). Under the terms of the Convertible Notes, the entire principal amount is due and payable on September 24, 2010 (the “Maturity Date”). Additionally, interest accrues at a rate of 10% per annum, with unpaid interest payable, in full, upon the earlier of (1) the conversion of the Convertible Notes or on the Maturity Date. Holders of the Convertible Notes have the right to convert principal and interest due and payable into shares of Common Stock at a conversion price equal to the lesser of (1) $0.375 per share, as adjusted for stock splits, combinations and the like, or (2) the price paid for our Common Stock in any future sale of our securities while the Convertible Notes are outstanding, exclusive of certain excluded transactions. The Convertible Notes are secured by the Company, along with its affiliated companies, Holdings, Bonds.com, Inc. and Insight Capital Management, LLC, in generally all of the Company’s assets, pursuant to the terms and conditions of a Security Agreement, dated September 24, 2008. As discussed in the accompanying notes to the financial statements, due to the existence of the pledge of Bonds.com, Inc.’s assets as security for the Convertible Notes and Bonds.com, Inc’s guaranty of the Company’s obligations there under, the notional amount of the obligation has been included in Bonds.com, Inc.’s computation of aggregate indebtedness, and reflected as a deduction in Bonds.com, Inc.’s computation of net capital, in accordance with Rule 15c3-1, as of September 30, 2008.  As a result, at September 30, 2008, Bonds.com, Inc.  was not in compliance with its minimum net capital and ratio of aggregate indebtedness requirements.  On February 3, 2009, the Company amended the Purchase and Security Agreements underlying its private issuance of Convertible Notes to remove Bonds.com, Inc.’s pledge of assets as collateral for the Convertible Notes and eliminate the related guaranty.  At such time as the Purchase and Security Agreements were amended, Bonds.com, Inc. was no longer in violation of its minimum net capital and ratio of aggregate indebtedness requirements.

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

As discussed in the accompanying notes to the financial statements, at September 30, 2008, Bonds.com, Inc.  was not in compliance with its minimum net capital or aggregate indebtedness requirements.  This noncompliance may result in regulatory fines and/or disciplinary actions against Bonds.com, Inc. or individuals associated with it.   Management is unable at this time to estimate the nature and extent of potential loss arising from regulatory action against them, if any.   The ultimate outcome could be material to the financial condition and future results of operations of Bonds.com, Inc. which are included in the consolidated results of operations presented herein.

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

As discussed in the accompanying financial statements, due to the existence of the pledge of Bonds.com, Inc.’s assets as security for the Convertible Notes and Bonds.com, Inc’s guaranty of the Company’s obligations there under, the notional amount of the obligation has been included in Bonds.com, Inc.’s computation of aggregate indebtedness, and reflected as a deduction in Bonds.com, Inc.’s computation of net capital, in accordance with Rule 15c3-1, as of September 30, 2008.  As a result, at September 30, 2008, Bonds.com, Inc.  was not in compliance with its minimum net capital requirement.  On February 3, 2009, the Company amended the Purchase and Security Agreements underlying its private issuance of Convertible Notes to remove Bonds.com, Inc.’s pledge of assets as collateral for the Convertible Notes and eliminate the related guaranty.  At such time as the Purchase and Security Agreements were amended, Bonds.com, Inc. was no longer in violation of its minimum net capital requirement.

As discussed in the accompanying financial statements, at September 30, 2008, Bonds.com, Inc.  was not in compliance with its minimum net capital requirement.  This noncompliance may result in regulatory fines and/or disciplinary actions against Bonds.com, Inc. or individuals associated with it.   Management is unable at this time to estimate the nature and extent of potential loss arising from regulatory action against them, if any.   The ultimate outcome could be material to the financial condition and future results of operations of Bonds.com, Inc. which are included in the consolidated results of operations presented herein.

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

BONDS.COM GROUP, INC.

Date: February 27, 2009	By:	/s/ John J. Barry IV
Name: John J. Barry IV President and Chief Executive Officer (Principal Executive Officer, Principal Financial Officer and Principal Accounting Officer)