Form 10-K
period 2008-12-31
Bonds.com Group, Inc.
filed 2009-04-01
CIK 1179090

U.S. SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☒ Annual Report pursuant to Section 13 or 15(d) of the Securities Exchange
Act of 1934 for the fiscal year ended December 31, 2008

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

BONDS.COM GROUP, INC.

FORM 10-K

FISCAL YEAR ENDED DECEMBER 31, 2008

FORWARD LOOKING STATEMENTS

Statements made in this Form 10-K that are not historical or current facts are "forward-looking statements" made pursuant to the safe harbor provisions of Section 27A of the Securities Act of 1933, as amended (the "Securities Act"), and Section 21E of the Securities Exchange Act of 1934, as amended (the "Exchange Act"). These statements often can be identified by the use of terms such as "may", "will", "expect", "believe", "anticipate", "estimate", "approximate", or "continue", or the negative thereof. Bonds.com Group, Inc. ("we", "us", "our" or the "Company") intends that such forward-looking statements be subject to the safe harbors for such statements. The Company wishes to caution readers not to place undue reliance on any such forward-looking statements, which speak only as of the date made. Any forward-looking statements represent management's best judgment as to what may occur in the future. However, forward-looking statements are subject to risks, uncertainties and important factors beyond the control of the Company that could cause actual results and events to differ materially from historical results of operations and events and those presently anticipated or projected. These factors include adverse economic conditions, entry of new and stronger competitors, inadequate capital and unexpected costs. The Company disclaims any obligation subsequently to revise any forward-looking statements to reflect events or circumstances after the date of such statement or to reflect the occurrence of anticipated or unanticipated events.

PART I

ITEM 1.  BUSINESS

Background

We were initially formed as IPORUSSIA, Inc. (“IPOR”) which was incorporated in the state of Delaware on April 1, 2002. IPOR was established to provide business advisory services to private companies located in the Russian Federation in connection with obtaining access to capital in the public markets for the purposes of funding their businesses and obtaining liquidity. IPOR, until December 2006, conducted its business through a wholly-owned subsidiary, IPOR CAPITAL, LLC (“IPOR Capital”), which was a National Association of Securities Dealers (now known as the Financial Industry Regulatory Authority or “FINRA”) registered broker-dealer. In December 2006, IPOR voluntarily withdrew its broker-dealer registration. IPOR Capital conducted only nominal business operations prior to such withdrawal and did not generate any revenue. In March 2007, IPOR formed IPO Russia Limited, a wholly-owned United Kingdom corporation, with the intent to access the Alternate Investment Market in London, but never conducted business through such subsidiary and dissolved it in August 2007.

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

Reverse Merger

On December 21, 2007, IPOR consummated a transaction, pursuant to which we acquired the business of Bonds.com Holdings, Inc. (“Holdings”), a privately-held Delaware corporation and its subsidiaries Bonds.com, Inc., a FINRA registered broker-dealer, Bonds.com Wealth Management, LLC, an investment advisor registered in the State of Florida, and Bonds.com, LLC, which is currently inactive. In such transaction, based on the applicable exchange ratio of 6.2676504 shares of our common stock for each share of common stock of Holdings, we: (1) acquired all of the outstanding shares of common stock of Holdings in exchange for 57,542,704 shares of our common stock; (2) exchanged options to purchase 1,890,406 shares of our common stock for all of the outstanding options of Holdings; and (3) exchanged warrants to purchase 4,942,264 shares of our common stock for all of the outstanding warrants of Holdings (the “Reverse Merger”). The transaction was treated for accounting purposes as a recapitalization by Holdings as the accounting acquirer. As a result of the Reverse Merger, Holdings is now our direct wholly-owned subsidiary and Bonds.com, Inc., Wealth Management, LLC (whose name was subsequently changed to Insight Capital Management, LLC, and Bonds.com, LLC continue to be wholly-owned subsidiaries of Holdings.

Immediately after the Reverse Merger, we completed a short-form merger pursuant to which Bonds.com Group, Inc., our wholly-owned subsidiary which had no business, assets or operations, was merged with and into us, and we changed our name from IPORUSSIA, Inc. to Bonds.com Group, Inc.  As a result of this transaction and the Reverse Merger, the former stockholders of Holdings now own more than a majority of our common stock.

The Company, on December 28, 2007, filed a Current Report on Form 8-K with the SEC, reporting the Reverse Merger and other information related thereto required by the rules and regulations under the Exchange Act.

The Company carries on the business of Holdings and its subsidiaries, as described in this Form 10-K; see “BUSINESS.” The Company has relocated its principal executive offices to 1515 South Federal Highway, Suite 212, Boca Raton, Florida 33432. Our telephone number is (561) 953-5343 and our website address is www.bondsgroupinc.com.  Information on our website is not, and shall not be deemed, to be a part of this Annual Report on Form 10-K or incorporated into any other filings we make with the SEC.

Overview

Bonds.com Holdings, Inc.

In October 2007, Holdings acquired all of the outstanding capital stock of Pedestal Capital Markets, Inc., a FINRA registered broker-dealer for which it paid $50,000 plus the firm’s existing regulatory capital on the closing date of the purchase. After the acquisition, the name of the broker-dealer was changed to Bonds.com, Inc., which is currently our registered broker-dealer subsidiary.

The Company, through Bonds.com Inc., operates an electronic trading platform, called  BondStation,  which is utilized by individual investors, institutional investors, and other broker-dealers primarily for electronic trading of fixed income securities. These securities include municipal bonds, corporate bonds, U.S. Treasury securities, agency bonds, emerging market debt, TLG (Temporary Liquidity Paper), mortgage backed securities and certificates of deposit, among others. Although our trading platform does not currently provide for the trading of equity securities and related products, we plan to add these trading capabilities in the future. Our BondStation electronic trading platform provides investors with the ability to obtain real-time executable bids or offers on thousands of bond offerings sourced directly from broker-dealers and other end users. Unlike other electronic trading platforms that charge subscription fees, access charges, ticket fees, or commissions in order to generate revenue, BondStation allows us to generate revenue through mark-ups or mark-downs on secondary market securities and sales concessions on primary issues. Securities purchase orders placed with us, utilizing the BondStation platform, when executed, are simultaneously matched with our purchases from the offering counterparty. Through this process, we believe that we will be able to avoid, or at least minimize, the market risk, carrying cost, and hedging expense of holding an inventory of securities. Our target customers originally consisted of high net work individuals and mid-tier institutional investors, however given the cost of client acquisition and the current economic climate, the firm has made the strategic decision to focus primarily on the mid-tier institutional investors and portfolio managers.

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

We initiated the use of BondStation on a commercial basis in December 2007, and generated revenues of approximately $0.9 million for the fiscal year ended December 31, 2008. Based on results during our beta testing period and the initial commercialization of the trading platform on a full scale basis, we have been able to integrate BondStation with other trading tools and real-time executable offerings directly to the desktops of investor clients. BondStation also offers straight-through processing, which provides clients with the ability to execute and trade securities electronically with little or no human intervention throughout the trade cycle. This process includes the entry of orders with all brokerage firms participating in the trade. The BondStation electronic trading platform offers state-of-the-art advanced order placement functions and automated and manual order placement capabilities.

BondStation provides a direct channel between institutional investors and the trading desks at our participating broker-dealers, which we expect will reduce sales and marketing costs, and eliminate layers of intermediaries between dealers and end investors. We expect our investor clients, as well as other broker-dealers, to benefit from the direct access to the fixed income marketplace provided by BondStation.

Insight Capital Management

On July 24, 2007, Wealth Management, LLC, was formed as a wholly-owned subsidiary of Holdings.  Wealth Management, LLC’s name was subsequently changed to Insight Capital Management, LLC (or “ICM”). ICM provides us with the ability to provide investment advisory services to clients and to open and maintain asset management accounts for these clients. This wholly-owned subsidiary is intended to manage assets for high net worth individuals and is registered to operate as an investment advisor in the State of Florida. As of March 26, 2009, ICM had no assets under management.

Industry Background

Fixed Income Securities Trading Market

There are several types of fixed income securities traded in the U.S. and global securities markets. The types of fixed income securities on which our business is primarily focused are:

•	Agency bonds, including U.S. government-sponsored enterprise bonds (GSEs);
•	Corporate bonds;
•	Municipal bonds;
•	U.S. Treasury securities;
•	Certificates of Deposit (CDs);
•	Structured Securities;
•	Emerging Market Debt; and
•	Mortgage Backed Securities

The Securities Industry and Financial Markets Association (SIFMA), formerly The Bond Market Association, estimated that as of December 31, 2008 there was in excess of $33.4 trillion of fixed income securities outstanding in the U.S. trading market. The following tables set forth the market and average trading volume for various fixed income securities in the U.S. market for the periods indicated:

Table 1. Outstanding U.S. Bond Market Debt ($ Billions)

	Municipal	Treasury[2]	Mortgage Related[3]	Corporate Debt[1]	Federal Agency Securities	Money Markets [4]	Asset- Backed[1]	Total

2006
Q1	2,254.3	4,321.6	6,102.2	5,048.9	2,641.2	3,585.3	1,965.5	25,919.0
Q2	2,305.8	4,235.1	6,220.1	5,140.6	2722.7	3,729.7	1,985.9	26,339.9
Q3	2,332.7	4,283.9	6,400.6	5,215.4	2668.7	3,920.6	2,016.8	26,838.7
Q4	2,403.2	4,322.9	6,504.3	5,365.0	2660.1	4,008.3	2,130.4	27,394.2

2007
Q1	2,465.4	4,449.4	6,648.7	5,459.7	2,674.7	4,125.9	2,238.2	28,062.0
Q2	2,533.7	4,319.6	6,860.0	5,587.0	2,716.2	4,255.6	2,415.5	28,687.6
Q3	2,570.6	4,428.4	7,053.4	5,702.8	2,853.2	4,141.3	2,477.3	29,227.0
Q4	2,617.4	4,516.8	7,210.3	5,825.4	2,946.3	4,140.2	2,472.4	29,728.8

2008
Q1	2,643.6	5,081.1	8,990.1	6,049.5	2,963.7	4,246.1	2,692.8	32,666.9
Q2	2,665.2	5,105.2	8,916.1	6,188.5	3,127.5	4,167.7	2,882.0	33,052.2
Q3	2,670.9	5,549.5	8,915.4	6,150.5	3,177.9	3,943.6	2,796.0	33,203.8
Q4	2,690.1	5,912.2	8,897.3	6,280.6	3,247.4	3,791.1	2,671.8	33,490.5

[1]	The Securities Industry and Financial Markets Association estimates.
[2]	Interest bearing marketable public debt.
[3]	Includes GNMA, FNMA, and FHLMC mortgage-backed securities and CMOs and private-label MBS/CMOs.
[4]	Includes commercial paper, bankers’ acceptances, and large time deposits. Beginning in 2006, bankers' acceptances are excluded.
Sources: U.S. Department of Treasury, Federal Reserve System, Federal Agencies, Thomson Financial, Bloomberg, SIFMA

Table 2: Average Daily Trading Volume in the U.S. Bond Markets ($ Billions)

				Corporate	Federal Agency
	Municipal	Treasury[1]	Agency MBS[1]	Debt[2]	Securities[1]	Total[3]
2008
Jan	24.9	594.7	439.7	21.3	121.1	1,201.6
Feb	29.2	662.3	411.1	16.4	119.4	1,238.5
Mar	25.8	756.2	405.1	17.2	122.8	1,327.2
Apr	22.0	551.8	306.5	20.7	121.2	1,022.2
May	17.0	521.5	315.9	21.9	106.3	982.6
Jun	19.3	604.1	312.1	15.4	108.5	1,059.4
Jul	15.4	533.1	312.8	11.0	101.9	974.2
Aug	13.7	443.3	258.9	9.6	94.0	819.4
Sep	20.4	694.5	359.0	12.2	116.6	1,202.7
Oct	17.1	524.2	371.3	12.5	85.3	1,010.4
Nov	12.4	439.7	357.2	11.4	76.6	897.3
Dec	12.7	311.3	289.5	11.6	79.8	704.8

YTD '07	25.0	570.2	320.1	24.3	83.0	1,022.6
YTD '08	19.2	553.1	344.9	15.1	104.5	1,036.7
% Change	-23.2%	-3.0%	7.7%	-37.9%	25.9%	1.4%

[1]	Primary dealer activity
[2]	Excludes all issues with maturities of one year or less and convertible securities
[3]	Totals may not add due to rounding
Sources: Federal Reserve Bank of New York, Municipal Securities Rulemaking Board

Agency Bonds

Agency bonds are bonds issued by U.S. government-sponsored agencies. The offerings of these agencies are backed by the U.S. government, but not guaranteed by the government since the agencies are private entities. Such agencies have been set up in order to allow certain groups of individuals to access low cost financing, especially students and first-time home buyers. Some prominent issuers of agency bonds are Student Loan Marketing Association (Sallie Mae), Federal National Mortgage Association (Fannie Mae) and Federal Home Loan Mortgage Corporation (Freddie Mac). Agency bonds are usually exempt from state and local taxes, but not federal tax. Issuance of federal agency long-term debt totaled $1.1 trillion in full-year 2008, 17.7 percent higher than the $941.8 billion issued in 2007. Fourth quarter 2008 issuance reached $89.3 billion, down from the $198.8 billion issued in the third quarter, and vastly lower than the $256.5 billion issued in the fourth quarter of 2007. Government Sponsored Enterprises (GSE) monthly issuance amounts peaked in April 2008 at $157.1 billion then declined to a low of $14 billion in November before reaching $47.8 billion in December. Supranational and international institutions, such as the World Bank, also issue debt securities. Buyers of GSE-issued debt securities include domestic and international banks, pension funds, mutual funds, hedge funds, insurance companies, foundations, corporations, state and local governments, foreign central banks, and individual investors.

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

Total corporate bond issuance fell 11.9 percent to $73.2 billion in the fourth quarter of 2008 from $83.1 billion in the third quarter and was 69.1 percent below the $236.7 billion in the same year-earlier period. In full year 2008, issuance was $702.4 billion, a 37.7 percent decline from the $1.1 trillion issued in the previous year.

Municipal Bonds

Municipal securities are debt obligations issued by states, cities, counties, and other governmental entities to raise money to build schools, highways, hospitals, and sewer systems, as well as many other projects for the public good. Municipal securities are the most important way that U.S. state and local governments borrow money to finance their capital investment and cash flow needs. An important distinguishing characteristic of the municipal securities market is the exemption of interest on municipal bonds from federal income taxes. The implicit subsidy provided by the federal government permits municipal issuers to compete effectively for capital in the domestic securities market. Long-term municipal issuance was $70.1 billion in the fourth quarter of 2008, down from $90.5 billion issued in the third quarter and $104.8 billion issued in the same year-earlier period. For full-year 2008, long-term issuance totaled $391.5 billion, below the $429.3 billion issued in 2007. Short-term municipal issuance in the fourth quarter was $19.3 billion, down from $19.5 billion in the previous quarter and $21.0 billion from the same period of last year. For full-year 2008, short-term municipal issuance was $60.7 billion, 4.6 percent above the $58.0 billion recorded in 2007.

Table 3: Holders of U.S. Municipal Securities ($ Billions)

			Banking	Insurance
	Individuals	Mutual Funds[1]	Institutions[2]	Companies[3]	Other[4]	Total
2007
Q1	877.6	836.0	248.1	382.1	79.8	2,423.6
Q2	911.3	857.4	254.5	392.4	71.9	2,487.5
Q3	907.0	889.2	250.9	403.1	72.8	2,523.0
Q4	906.8	935.7	253.5	412.7	71.2	2,579.9

2008
Q1	900.5	964.5	279.4	411.4	48.4	2,604.2
Q2	918.4	984.0	265.4	410.9	45.4	2,624.1
Q3	921.4	962.2	293.3	406.9	45.7	2,629.5
Q4	959.8	961.9	262.7	410.8	48.1	2,643.3

1	Includes mutual funds, money market funds and close-end funds.
2	Includes commercial banks, savings institutions and brokers and dealers.
3	Includes property-casualty and life insurance companies.
4	Includes nonfinancial corporate business, nonfarm noncorporate business, state and local governments and retirement funds and government-sponsored enterprises.

Sources: Federal Reserve System

U.S. Treasury Securities

United States Treasury securities, also known as Treasuries, are in the forms of interest-bearing, as well as discounted, security instruments issued by the U.S. Treasury. These securities comprise the largest portion of the fixed income securities market and normally provide the greatest amount of liquidity. The U.S. Treasury issues three types of securities: bills, which have a maturity of one year or less, notes, which have a maturity of 2 to 10 years; and bonds, which have a maturity of greater than 10 years. Total net issuance of U.S. Treasury securities, including bills and coupons, was $407.7 billion in 2008, up significantly from the $179.4 billion recorded in 2007. Net coupon issuance was $200.3 billion in the fourth quarter, up almost five times from the $41.1 billion issued in the same year-earlier period and more than double from the $97.8 billion recorded in 3Q’08. Treasuries appeal to a wide range of U.S. investors, including banks, insurance companies, pension plans, and individuals and also have broad appeal to non-U.S. citizens and entities as well.

In the primary market, U.S. Treasury securities are issued through regularly scheduled auctions. The Federal Reserve Banks serve as conduits for the auctions, with the Federal Reserve Bank of New York coordinating much of the auction activity. Individuals, corporations and financial institutions may participate in the auctions. Participation in Treasury auctions, however, is typically concentrated among a small number of dealer firms, known as primary dealers. Daily trading volume of treasury securities by primary dealers averaged $553.1 billion in 2008, compared to $570.2 in the previous year.

The following table sets forth information relating to outstanding U.S. Treasury securities:

Table 4. U.S. Treasury Securities Issuance1 ($ Billions)

	Bills	Coupons	Total
2006	3,632.7	788.8	4,421.5
2007	3,742.3	752.3	4,494.6

2008
Jan	309.0	62.0	371.0
Feb	411.9	79.2	491.1
Mar	375.5	62.6	438.1
Apr	301.8	68.2	370.0
May	425.0	32.3	457.3
Jun	312.0	119.3	431.3
Jul	436.4	72.4	508.8
Aug	423.9	37.1	461.0
Sep	677.0	135.3	812.3
Oct	351.4	93.8	445.2
Nov	390.4	92.6	483.0
Dec	371.4	182.5	553.9

YTD '07	3,742.3	752.3	4,494.6
YTD '08	4,785.8	1,037.3	5,823.0
% Change	27.9%	37.9%	29.6%
[1]	Includes marketable securities only.
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

Emerging Market Debt

Global trading of Emerging Markets fixed income instruments dropped to a five-year low in 2008, according to EMTA’s Annual Debt Trading Volume Survey. The report showed that trading volume stood at US$4.173 trillion, down 36% from the US$6.489 trillion reported by participants in 2007. This represents the lowest annual volume since 2003, when EMTA’s Survey respondents reported US$3.973 trillion in volume.

EMTA also released fourth quarter 2008 volumes that confirmed a downwards trend in volume which began in the third quarter of 2007. Fourth quarter trading stood at US$823 billion, compared with US$1.366 trillion in the fourth quarter of 2007 (a 40% decline) and US$946 billion in the third quarter of 2008 (down 13%). EMTA noted that fourth quarter volume represented less than half of the volume reported in the second quarter of 2007, when Survey participants reported the highest level of debt trading (US$1.754 trillion) since EMTA began its quarterly survey in 1997.

Mortgage Backed Securites

Issuance of mortgage-related securities (MBS), including agency and nonagency pass-throughs and collateralized mortgage obligations (CMO), totaled $1,339.4 billion in 2008, 34.7% below the $2,050.3 billion issued in 2007. Issuance of mortgage-related securities reached $216.4 billion in the fourth quarter, well below the $286.6 billion issued in the third quarter and $396.3 billion issued in the fourth quarter of 2007.

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

Strategy

We intend to capitalize on the long-term growth in fixed income securities trading by providing brokers, dealers and investors with a trading platform which, we believe, will transform a trading market that historically has been conducted in a decentralized and inefficient manner into a more centralized and efficient market where purchasers and sellers can utilize the advanced technology of our BondStation electronic trading platform. Our long-term growth strategy includes expanding the types of securities which can be traded on BondStation, as well as increasing the number of institutional investors, and in some cases high net-worth investors and other broker-dealers that utilize BondStation for the trading of fixed income securities.

Products and Services

Overview - BondStation

Our main product/service offering is BondStation, our electronic trading platform.  BondStation is a comprehensive and technologically advanced, yet easy-to-use trading platform. We have developed BondStation so that it can be used by inexperienced and experienced investors alike.  BondStation is accessed by web browser only. The electronic trading platform technology employs an Application Service Provider (ASP) model whereby a browser connects to BondStation via the Internet. There is no need to load applications locally on a user’s computer or reconfigure network firewalls or other security software.  BondStation provides auto-execution capabilities to the public marketplace via a secure industry standard password connection to the internet. We believe that our ASP model reduces barriers to entry which may be encountered in technology platforms which require the user to download software to his computer.

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

Investors who have more experience investing and trading in fixed income securities can utilize certain Advanced Trading Features provided on our BondStation trading platform and quickly access the trading elements of BondStation with a minimal amount of effort. Advanced Trading Features that we believe are of great benefit to our more experienced clients include streaming quotes and advanced order services. Our clients also are offered free use of bond calculators which permit them to compare securities before purchasing. Additionally, we offer portfolio creation tools which can be used by our clients to analyze cash flows and build bond portfolios.

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

We have the ability to Private/White Label the platform as well. This allows a client to brand the site, as their own, with their own look and feel, while taking advantage of our technology platform. We believe that by providing these tools that allow our clients to grow their own business we will ultimately benefit through a partnership that enhances their growth.

Overview – CD-Station

In the fourth quarter of 2008, we launched a beta version of our CD-Station sales platform (www.cd-station.com). This technology platform allows banks to seamlessly and electronically underwrite brokered certificates of deposit (“CDs”). The platform is a ‘one stop shop’ for workflow, document management and document archiving for issuances. This is not a core business of Bonds.com, however, it does allow banks the ability to raise deposits and is a ‘feeder’ to transitioning a banking client of CD-Station into a client of BondStation.

We believe that providing this functionality not only reduces the cost to a bank to issue and manage CD issuances, but also allows them to customize an offering to their needs.  Additionally, CD-Station allows banks to control the CD issuance process rather than having to rely on a large and costly regional underwriter.

All issued CDs will be placed on the BondStation platform and, depending on the size of the issuance, might be shared with our broker-dealer network to fill the offering.

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

Brokerage Services

Our subsidiary, Bonds.com, is a FINRA registered broker-dealer and also is registered as a broker-dealer in each state where it is required to be registered to conduct its current securities business and investment-related services. These registrations are required for us to provide our BondStation electronic trading platform to our clients. Additionally, we currently employ 13 registered representatives as Relationship Managers (“RMs”) who are responsible for, among other things, servicing our brokerage business. Our RMs, when requested, assist clients with trades executed on  BondStation  and also can execute trades for clients by more traditional methods if, for any reason, a client is unable to execute a trade on  BondStation  or such client otherwise elects to have the RM execute the trade. Our RMs also provide our clients with other services that are normally provided in traditional broker/client relationships. Our RMs develop business by soliciting their own client relationships and we assign each client to an RM, where there is no pre-existing relationship. Each RM is compensated based on the difference (“spread”) between the price at which we purchase fixed income securities and the price at which we sell those securities to the clients serviced by such RM. We generally do not pay our RMs compensation greater than 30% of this spread. The percentage of the spread payable to our RMs is subject to change based on standard industry rates and other economic and regulatory factors.

Investment Advisory Services

Our subsidiary, Insight Capital Management, LLC, provides us with the ability to provide investment advisory services to clients and to open and maintain asset management accounts for these clients. ICM is registered as an investment adviser in the State of Florida. We intend to register in additional states in which we do business in the future. At such time as our assets under management equal or exceed $25 million, we will register with the SEC as required. As of March 26, 2009, ICM had no assets under management. We expect to begin acquiring assets later this year.

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

News and other Content Services

When clients are logged into BondStation, they are able to link to our other websites, where we currently provide them with the following news, financial and other content services to assist them in their investment decisions, and provide them with general market information:

•	BondClass.com;
•	Briefing.com; and
•	Econoday.

We believe that the information and content provided to our clients is thorough, up to date and relevant to them. We expect to continue to search for additional information and data providers and resources to provide to our clients on commercially reasonable terms.

Service and Support

Our goal is to provide a high level of support for all of our clients. Our client-friendly websites contain a self-help library of user guides and client e-mail portals. For clients requiring more personalized attention, customer service is available via live individual web chat, e-mail and telephone. We expect to respond to over 50% of client inquiries via the Internet, facilitating individualized service in a timely and cost-effective manner. Client e-mail inquiries are routed by managers to the appropriate business area for timely and accurate response. Communications with clients are reviewed and critiqued for quality assurance.

We frequently update our technology to maximize the client’s experience. Client questions will be tracked and, if repeated, analyzed to determine how best to clarify the point or answer the inquiry during the client’s online experience. This analysis will be used to improve and enhance our websites.

Sources of Revenue

Trading of Fixed Income Securities

During the fourth quarter of 2007, our trading platform became operational. We generated approximately $0.9 million in revenue in 2008. We believe that our business plan will allow us to continually increase our revenue levels until we become profitable.  We originally anticipated achieving profitability in January of 2009.  However, given current market conditions, we currently expect to generate positive cash flows from operations during the second or third quarter of 2009 and consistent profitability during 2010 based on our current growth rate, although there is no assurance that we will achieve positive cash flows or profitability in such time-frame or at all. Unlike other fixed income trading platforms, we do not currently, nor do we intend to charge fees to contributing dealers for access to  BondStation  and the liquidity provided by our client base. We also do not currently, nor do we intend to charge monthly subscription fees, ticket fees, access fees or set-up charges to any of our investor clients. Instead, we expect to generate a significant portion of our revenues from mark-ups on secondary market securities and sales concessions on primary issues relating to trading of fixed income securities executed on our BondStation  electronic trading platform. Mark-ups on new issues of corporate bonds, U.S. agency bonds and CDs will generally be at fixed rates determined by either selling group agreements between the underwriters of the securities and the broker-dealers selling the securities or the issuers of the securities. Mark-ups on all other securities, including those traded in the secondary market, will be based on various terms of such securities, including (1) maturity date; (2) asset class; (3) other financial terms of the securities; and (4) then current market conditions. We believe that our fee structure differentiates our business model from other electronic trading platforms and will result in our achieving greater profitability for each trade executed, although there is no assurance that our clients will fully accept our pricing method or that it will result in greater profitability than other pricing methods employed by our competitors.

Trading of Equity Securities

Although our business plan focuses primarily on revenues generated from the trading of fixed income securities, we believe that we will generate income from the trading of equity securities in the future. We do not, however, currently intend to generate any significant revenue from the trading equity securities. Trading of equity securities and other equity related products on our BondStation electronic trading platform will be provided primarily as a service for our individual investor clients. To the extent we generate any revenue from equity trading, such revenue is likely to be insignificant and derived from charging for certain services such as provision of duplicate statements, inactivity fees, margin loan charges and other non-transactional type fees.  We will execute and clear all equity transactions through Pershing, LLC (“Pershing”). In order to be competitive on equity and equity related transactions, we do not intend to mark-up the trade execution costs charged by Pershing to our clients.

CD-Station

To date, we have not generated any revenue from the trading of certificates of deposit as we are in the beta release phase of our CD Station sales platform, which is currently being marketed to prospective clients.  Our CD-Station electronic platform, which was previously known as CD Exchange, will support our brokered CD trading business by: (1) providing our bank clients with an efficient market to offer and sell brokered CDs and (2) providing our investor clients an efficient market to buy and sell brokered CDs. We believe that CD-Station will provide our bank clients the ability to view the rates posted by their competitors and offer rates, maturities, and issue size according to their funding needs. Additionally, our investor clients will have: (1) access to a large selection of both new issue and secondary brokered CD offerings; (2) the opportunity to purchase both new issue and secondary brokered CD offerings at competitive prices; and (3) the ability to liquidate marketable brokered CDs held in their investment portfolios.    We expect to generate revenue on new issue CDs by purchasing them from issuing banks at a discount and then selling such CDs to our clients at face value. With respect to secondary brokered CDs, we expect to mark-up the ask price of the offering holder and profit from the spread on the sale of such brokered CDs. These mark-ups generally will be determined in the same manner as the mark-ups for other fixed income securities traded in the secondary market, as described above.

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

Private Labeling of BondStation.

In order to increase and expand the business we generate through our BondStation electronic trading platform, our sales force has sought to develop relationships with smaller broker-dealers, registered investment advisors, clearing firms and insurance companies (“Private Label Partners”). These relationships take several different forms depending on the specific needs of each Private Label Partner, but either: (1) involve the customization of BondStation for the use of Private Label Partners and their customers and/or (2) provide the sales team of such Private Label Partner with access to BondStation for the purpose of sourcing buy and sell orders for its customers. Such customization involves the following elements: (1) co-branding the user interface of  BondStation  so that the Private Label Partner’s trademarks and other identifying information are presented to the end user, (2) customizing the types of securities offered on  BondStation  for the applicable Private Label Partner, and/or (3) providing a mechanism, or a “pricing grid”, which enables a Private Label Partner to easily and efficiently build in its own mark-ups and commissions across various asset classes and offerings based on its own pricing strategies. We have completed testing of the systems and have fully implemented the platform for Private Label Partners and currently have begun to develop relationships with 3-4 Private Label Partners.   We generate generally the same markups and/or concessions from transactions executed over our private label versions of our platform as those executed directly over BondStation. However, in certain instances we may discount our mark-ups and/or concessions to select Private Label Partners. In addition, in certain instances where particular fixed income securities (such as new issue securities, brokered CDs, corporate retail notes and new issuance agency securities) are required to be sold at a fixed price, we may have to share some of our concessions and mark-ups with our Private Label Partners.

Sales and Marketing

General

Initial traffic to our website has been driven primarily by the generic root name (Bonds.com).  We believe that we can grow and increase our market share by advertising through online avenues, television, print, direct mail and our websites. We also expect to use channel partnerships, such as relationships with securities exchanges, fixed income educators, investment publishers, software vendors, and financial portals, to deliver our concept to new clients. Additionally, we expect to actively participate in industry events, trade conferences, and investor forums, each of which should increase our visibility and presence.

Based on our current account growth rate, we have scaled back direct marketing and advertising initiatives. We have experienced success with direct sales efforts to the mid-tier institutional investors. We plan to re-initiate a direct marketing program in the second quarter of 2009. We expect this effort to have a positive effect on new account openings and trade revenue based on the growth and acceptance we have seen to date.

Streaming Video

To further promote our business, we created Bonds.com TV, a streaming video presentation. Bonds.com TV includes a complete video based educational series incorporating content provided on our BondClass.com website as well as a general primer on economic indicators. We intend to produce and distribute segments that provide detailed updates on new issue underwriting in municipal bonds, agency bonds, corporate bonds, TLG (Temporary Liquidity Paper) mortgages and other fixed-income securities. We expect to deliver Bonds.com TV to registered users via e-mail and it also will be archived on the Bonds.com website.

Sales Staff

The 13 RMs that we currently employ function as marketers and account managers to assist us in acquiring and retaining clients. We expect to add additional 7-12 members to our sales staff during 2009. Our goal is to expand our staff to approximately 25 professionals by December 2009.

Key Relationships

SunGuard

Decision Software, Inc. (“DSI”), now owned by SunGuard, licenses to us certain software and intellectual property that has been incorporated into our BondStation platform. This software provides many of the core order entry and analytical pricing engine features of our platform. With respect to order entry functions, DSI’s BondOne software enables users of BondStation to search for and display current securities being offered for sale, as well as create and analyze their own specific portfolios. For the use of BondOne, we pay DSI a fixed price for each executed trade, up to fixed monthly and annual caps. With respect to the analytical pricing engine functions, DSI’s Decision Software Trading System (“DSTS”) provides  BondStation with the necessary functionality to execute trades and interact electronically with the brokerage firm that clears our securities trades for us and the various liquidity providers and other broker-dealers offering securities for sale on  BondStation. In addition to a one time up front license fee already paid to DSI for the use of DSTS, we pay DSI a monthly maintenance and service fee. Also, as part of our relationship with DSI, we receive regular updates, enhancements, bug fixes and patches to the software.

Knight, Inc.

In order to provide our clients with a comprehensive selection of fixed income products on the date we began trading on BondStation, we entered into an agreement with Valubond Securities, Inc., now owned by Knight, Inc. As a result of this relationship, we have access to over 25,000 fixed income securities from approximately 150 broker-dealers. Valubond is an Electronic Communication Network (ECN), which performs the function of aggregating fixed income securities from major broker-dealers for purposes of display on BondStation and other similar platforms, including all relevant product information. Having access to Valubond’s securities offerings supplements the offerings listed for sale on BondStation by our clients, creating a much larger selection of fixed income offerings for our clients. We pay Valubond a nominal monthly fee to provide this information to us.

Pershing, LLC

We have entered into a clearing and custody agreement with Pershing, LLC (“Pershing”), a major back office clearing and custody firm and subsidiary of The Bank of New York, to provide trade clearing and customer relationship management ("CRM") software for our clients. Through our relationship with Pershing, we access sophisticated and proprietary technology that automates traditionally labor-intensive securities transactions. Pershing will be responsible for all margin calls and related activity with respect to equity security trading operations.  Pershing is also our custodian for our registered investment advisor (ICM).

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

We believe our ability to compete will depend upon many factors both within and outside our control. These factors include: price pressure; the timing and market acceptance of new products and services and enhancements developed by us and our competitors; our ability to design and support efficient, materially error-free Internet-based systems; economic and market conditions, such as recession and volatility; the size of the active investor market today and in the future; the extent to which institutional investors are willing to use electronic trading platforms offered by firms that have traditionally served mostly individual customers; product and service functionality; data availability and cost; clearing costs; ease of use; reliability; customer service and support; and sales and marketing decisions and efforts. We also believe that competitive pressures among the large dealers will inhibit the development of an inventory aggregation model, such as BondStation, for common use by these large dealers. We believe that larger dealers are normally unwilling to cooperate and share offerings and market making for fixed income securities.

We currently face direct competition from only a limited number of companies that focus primarily on online trading of fixed income securities, including MarketAxess Holdings Inc. and TD Ameritrade Inc., both of which are publicly-traded companies, and The Municenter LLC, Bond Desk Group LLC and TradeWeb, LLC, all privately-held companies. Additionally, there are several other publicly-traded and privately-held companies which provide online trading platforms, including providers of direct-access order execution services. Many of our existing and potential competitors, which include large, online discount and traditional national brokerages and futures commission merchants, and financial institutions that are focusing more closely on online services, including electronic trading services for active traders, have longer operating histories, significantly greater financial, technical and marketing resources, greater name recognition and a larger installed customer base than do we. Further, there is the risk that larger financial institutions which offer online brokerage services as only one of many financial services may decide to use extremely low commission pricing or free trades as a “loss leader” to acquire and accumulate customer accounts and assets to derive interest income and income from their other financial services. We do not offer other financial services, and have no plans to do so; therefore, such pricing techniques, should they become common in our industry, could have a material, adverse effect on our results of operations, financial condition and business model.

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

Technology

The BondStation electronic trading platform was developed using technology licensed from Decision Software, Inc. (“DSI”). DSI has granted us a perpetual license to use the core technology for BondStation and also has granted us the option to purchase a non-transferable and non-exclusive source code license for the applicable software. By obtaining the source code we would have the ability to develop additional proprietary technology and functionality relating to our electronic trading platform. For more information on our relationship with DSI, please see Business – Key Relationships elsewhere in this Form 10-K.

Additionally, in the future, in order to expand on our existing technology developed by DSI, we expect to expend significant resources to develop our own proprietary trading applications and user-friendly interfaces.

Intellectual Property

General

Our intellectual property is critical to our success and ability to compete, and if we fail to protect our intellectual property rights adequately, our competitors might gain access to our technology. We will rely primarily on a combination of copyright, trademark and trade secret laws in the United States and other jurisdictions, as well as license agreements, third-party non-disclosure and other agreements and other contractual provisions and technical measures to protect our intellectual property rights. We attempt to negotiate beneficial intellectual property ownership provisions in our contracts and also require employees, consultants, advisors and collaborators to enter into confidentiality agreements in order to protect the confidentiality of our proprietary information.

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

Trademarks

In February 2008, we filed applications with the USPTO for registration of our trademarks “BondStation,” “CPStation,” “MuniStation,” “CDStation” and “BondClass.” In March we received notification from the USPTO that “BondStation” and “BondClass” have been registered by the USPTO effective as of March 17, 2009.  With respect to ““CPStation,” “MuniStation,” and “CDStation,” we were informed on March 24, 2009, that such marks  have been allowed for registration pending the provision of proof of use to the USPTO. We plan on submitting the requisite proof of use to the USPTO in the near future.   In the future, we may also attempt to register additional trademarks based on our assessment of the importance of any such trademarks in our business and need to protect our exclusive right to use such trademarks.

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

ICM is an investment advisor in the state of Florida. ICM is subject to the regulatory oversight of applicable state securities departments as well as the SEC. ICMs sales practices and suitability of investments are also regulated.

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

For the period from September 30, 2008 through February 3, 2009, Bonds.com, Inc.  was not in compliance with its minimum net capital or aggregate indebtedness requirements.  This noncompliance may result in regulatory fines and/or disciplinary actions against Bonds.com, Inc. or individuals associated with it.   Management is unable at this time to estimate the nature and extent of potential loss arising from regulatory action against them, if any.   The ultimate outcome could be material to the financial condition and future results of operations of Bonds.com, Inc. which are included in the consolidated results of the Company.

Employees

As of March 26, 2009, we had 24 full-time employees. Of these, three are executives with day-to-day management responsibilities, four are administrative, thirteen provide sales and brokerage services and are registered representatives, two are traders, and two provide technology services. None of our employees are represented by a labor union. We consider our relationships with our employees to be good and have not experienced any interruptions of operations due to employee disagreements.

From time to time, the firm may enter into consulting agreements with individuals or firms to provide a specific and defined service. Additionally, in order to potentially expand segments of our business faster, the firm may enter into strategic relationships with other firms/partners.

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

We have experienced losses and will incur losses in the future.

We are an early stage company with a limited operating history. As of December 31, 2008, we had an accumulated deficit of approximately $10.6 million and we expect to continue to incur operating losses, in the aggregate and on a per share basis.  Based on our original business plan, we anticipated that we would begin to be profitable in or around January 2009.  However, we did not achieve profitability in January 2009 and do not expect to generate positive cash flows from operations until the second or third quarter of 2009 and consistent profitability until 2010.  However, there is no assurance that we will be able to achieve or sustain positive cash flows or profitability and we will incur losses in future periods. If we are not able to achieve or sustain positive cash flows or profitability, our stock price may decline. Our independent auditors have expressed substantial doubt as to our ability to continue as a going concern. See Management’s Discussion and Analysis of Financial Condition - Going Concern elsewhere in this Form 10-K.

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

Bonds.com Holdings, Inc. was formed in October 2005 as Bonds Financial, Inc. and beta-trading on our electronic trading platform began in April 2007, with the commercial launch of the platform in December 2007. As a result, we have only a limited operating history from which you can evaluate our business and our prospects. We expect to encounter risks and difficulties frequently experienced by early-stage companies in rapidly evolving industries, such as the electronic financial services industry. These risks and difficulties that are specific to our business or the electronic financial services industry are described throughout the Risk Factors in this Form 10-K.

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

Intellectual property is critical to our success and ability to compete, and if we fail to protect our intellectual property rights adequately, our competitors might gain access to our technology. We will rely primarily on a combination of copyright, trademark and trade secret laws in the United States and any other jurisdictions in which we conduct business, in the future, as well as license agreements, third-party non-disclosure and other agreements and other contractual provisions and technical measures to protect our intellectual property rights. We attempt to negotiate beneficial intellectual property ownership provisions in our contracts and also require employees, consultants, advisors and collaborators to enter into confidentiality agreements in order to protect the confidentiality of our proprietary information. However, laws and our contractual terms may not be sufficient to protect our technology from use or theft by third parties. For instance, a third party might reverse engineer or otherwise obtain and use our technology without our permission and without our knowledge, thereby infringing our rights and allowing competitors to duplicate or replicate our products. Furthermore, we cannot assure you that these protections will be adequate to prevent our competitors from independently developing technologies that are substantially equivalent or superior to our technology. In February 2008, we filed applications with the U.S. Patent and Trademark Office (“USPTO”) for registration of our trademarks “BondStation,” “CPStation,” “MuniStation,” “CDStation” and “BondClass.” In March 2009, we received notification from the USPTO that “BondStation” and “BondClass” have been registered by the USPTO effective as of March 17, 2009.  With respect to ““CPStation,” “MuniStation,” and “CDStation,” we were informed on March 24, 2009, that such marks  have been allowed for registration pending the provision of proof of use to the USPTO. We plan on submitting the requisite proof of use to the USPTO in the near future.

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

We became the registered holder of the domain name “Bonds.com” in September 2007, upon assignment to us by two members of management. Our current business plan is based, in part, on realizing the value of our domain name. We believe that the “Bonds.com” domain name allows us to market our business without incurring significant expenditures, by directing potential customers directly to our website. Under current domain name registration practices, no one else can obtain an identical domain name, but someone might obtain a similar name, or the identical name with a different suffix (e.g. .org) or with a country designation. The regulation of domain names in the United States and in foreign countries is subject to change, and we may be unable to prevent third parties from acquiring domain names that infringe or otherwise decrease the value of our domain name or names; particularly since we anticipate that it could be difficult to protect any trademark rights we claim in the name “Bonds.com.” The Trademark Trial and Appeal Board of the United States Patent and Trademark Office (USPTO) in the matter  In re CyberFinancial.Net, Inc.  in August 2002, held that bonds.com is generic and not registrable as a trademark. As a result, it is likely that we would not be able to obtain a trademark registration with the USPTO to protect our domain name under U.S. trademark laws. In the event that we are unable to protect our domain name under U.S. trademark laws it would be more difficult to prevent others from doing business under names similar to Bonds.com, which could dilute the value of our domain name and have a material adverse effect on our business.

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

We have concluded that our disclosure controls and procedures are not effective at the reasonable assurance level and there are material weaknesses in our internal controls over financial reporting.

We have concluded that our disclosure controls and procedures are not effective at the reasonable assurance level and there are material weaknesses in our internal controls over financial reporting.  The ineffectiveness of our disclosure controls and procedures results in a risk that information required to be disclosed in reports filed by the Company under the Securities Exchange Act of 1934, as amended, such as this annual report, quarterly reports on Form 10-Q and current reports on Form 8-K, may not be recorded, summarized and reported within the time periods specified by SEC’s the rules and forms or at all.  In the past, we have not filed reports on Form 8-K within the time periods required.  A material weakness in our internal controls over financial reporting is a control deficiency, or a combination of control deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of annual or interim financial statements would not be prevented or detected. Until this deficiency in our internal control over financial reporting is remediated, there is reasonable possibility that a material misstatement to our annual or interim consolidated financial statements could occur and not be prevented or detected by our internal controls in a timely manner.

If we are unable to achieve and maintain effective disclosure controls and procedures and internal controls over financial reporting, investors could lose confidence in our public disclosure and financial statements and our company.  Additionally, if we fail to make required filings with the SEC or our filings contain material misstatements or omissions, we may face removal from The Over The Counter Bulletin Board and civil and regulatory liability.  The foregoing may have a material adverse effect on our business, stock price and financial position. See Item 9A. below for additional information.

John J. Barry IV currently serves as both our Principal Executive Officer and Principal Financial Officer.

John J. Barry IV currently serves as both our Principal Executive Officer and Principal Financial Officer.  The lack of a separate Principal Financial Officer is a substantial contributing factor to the ineffectiveness of  our disclosure controls and procedures and the material weaknesses in our and internal controls over financial reporting discussed above and elsewhere in this annual report.  Additionally, having a single person perform the roles of the Principal Executive Officer and Principal Financial Officer results in such person being unable to dedicate his full time and attention to either role.  As a result, we may not be able to dedicate sufficient time or attention to important business functions, our growth may be hindered and our results of operations may be adversely impacted.  See Item 9A. below for additional information.

We are dependent on our management team, and the loss of any key member of this team may prevent us from implementing our business plan in a timely manner.

Our success depends largely upon the continued services of our executive officers and other key personnel, particularly John J. Barry IV, our President and Chief Executive Officer. We have not entered into an employment agreement with Mr. Barry and either he or the Company may terminate Mr. Barry’s employment at any time.  We also depend on Christopher G. Loughlin, our Chief Operating Officer. We have not entered into an employment agreement with Mr. Loughlin. Currently, either he or the Company may terminate Mr. Loughlin’s employment at any time. Any loss or interruption of Mr. Barry’s or Mr. Loughlin’s services or the services of one or more of our other executive officers or key personnel could result in our inability to manage our operations effectively and/or pursue our business strategy.

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

We will require additional capital to continue operations.  We cannot predict our future sources of capital or our ability to obtain additional financing.  If we cannot raise such capital, we may be forced to curtail or cease operations.

Our business is dependent upon the availability of adequate funding and regulatory capital under applicable regulatory requirements. Historically, we have satisfied these needs primarily through equity and debt financing through individuals. Our ability to continue operations and grow our business depends on our continued ability to raise additional funds and generate our targeted revenues. We may in the future need to raise additional funds to, among other things:

•	satisfy our working capital requirements;
•	fund ongoing litigation;
•	support more rapid growth of our business;
•	develop new or enhanced services and products;
•	respond to competitive pressures;
•	acquire complementary companies or technologies;
•	enter into strategic alliances;
•	maintain or increase the regulatory net capital necessary to support our operations; or
•	respond to unanticipated capital requirements.

Additionally, we have a note payable in the principal amount of $400,000 due on April 30, 2009.  We currently do not have sufficient liquidity to satisfy that obligation, though management is actively exploring the restructuring of this obligation and arrangements to obtain the necessary liquidity.

We may not be able to obtain additional financing in amounts or on terms acceptable to us, if at all. Our existing investors have no obligation or current intention to make further investments in us, and we do not anticipate that they will do so. If sufficient funds are not available or are not available on terms acceptable to us, our ability to meet our working capital requirements, fund our expansion, take advantage of acquisition opportunities, develop or enhance our services or products, or otherwise respond to competitive pressures would be significantly limited or we may have to cease operations. These limitations could have a material adverse effect on our business, financial condition and results of operations.

Currently, our short term assets are less than our short term liabilities and, therefore, we have negative net working capital.  For this reason and others, there is substantial doubt about our ability to continue as a going concern.

Among other things, we have a note payable in the principal amount of $400,000 due on April 30, 2009.  We currently do not have sufficient liquidity to satisfy that obligation when it comes due.  However, management is actively exploring the restructuring of this obligation and arrangements to obtain the necessary liquidity.  There is no assurance that those efforts will be successful.  If we are unable to secure a restructuring of this obligation or obtain the liquidity to satisfy it, the holder of the note may exercise its rights as a creditor of the Company, which could materially impair our ability to continue to operate our business.

Compliance with changing laws and regulations relating to corporate governance and public disclosure has resulted, and will continue to result, in the incurrence of additional expenses associated with being a public company.

New and changing laws and regulations, impose stricter corporate governance requirements and greater disclosure obligations. They have had the effect of increasing the complexity and cost of our corporate governance compliance, diverting the time and attention of our management from revenue-generating activities to compliance activities and increasing the risk of personal liability for our board members and executive officers involved in our corporate governance process. Our efforts to comply with evolving laws and regulations has resulted in increased general and administrative expenses and increased professional fees. In addition, it may become more difficult and expensive for us to obtain director and officer liability insurance. These laws and regulations may impose obligations that will increase the legal and financial costs required to consummate a business combination and increase the time required to complete a transaction. Further, in order to meet the new corporate governance and disclosure obligations, we have been taking, and will continue to take, steps to improve our controls and procedures and related corporate governance policies and procedures to address compliance issues and correct any deficiencies that we may discover.

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

For the period from September 30, 2008 through February 3, 2009, Bonds.com, Inc.  was not in compliance with its minimum net capital or aggregate indebtedness requirements pursuant to SEC regulations.  This noncompliance may result in regulatory fines and/or disciplinary actions against Bonds.com, Inc. or individuals associated with it.   Management is unable at this time to estimate the nature and extent of potential loss arising from regulatory action against them, if any.   The ultimate outcome could be material to the financial condition and future results of operations of Bonds.com, Inc. which are included in the consolidated results of operations of the Company.

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

Our common stock may be subject to the “penny stock” rules adopted under Section 15(g) of the Securities Exchange Act of 1934. The penny stock rules apply to companies whose common stock trades at less than $5.00 per share or that have tangible net worth of less than $5.0 million ($2.0 million if the company has been operating for three or more years) and are not quoted on an exchange. These rules require, among other things, that brokers who trade a penny stock to persons other than “established customers” complete certain documentation, make suitability inquiries of investors and provide investors with certain information concerning trading in the security, including a risk disclosure document and quote information under certain circumstances. Many brokers have decided not to trade penny stocks because of the requirements of the penny stock rules and, as a result, the number of broker-dealers willing to act as market makers in such securities is limited. Remaining subject to the penny stock rules for any significant period could have an adverse effect on the market, if any, for our securities. If our securities are subject to the penny stock rules, investors will find it more difficult to dispose of our securities.

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

There are a large number of shares underlying options, warrants and convertible promissory notes that may be available for future sale and the sale of these shares may depress the market price of our common stock and will cause immediate and substantial dilution to our existing stockholders.

As of March 31, 2009, we had 61,216,590 shares of common stock issued and outstanding and outstanding options, warrants and convertible securities which are exercisable or convertible for an aggregate of 14,100,176 shares of common stock.  Additionally, our outstanding warrants and options contain provisions that could significantly increase the shares issuable thereunder, including in the event we issue shares of common stock for less than $0.375 per share (subject to certain exceptions).  Additionally, the warrant issued in our March 2009 financing contains a provision providing that the exercise price thereof would be reset to $0.0001 in the event there is a default under the related promissory note and we fail to cure such default within the time permitted.  See Item 9B. below for more information on the warrant and applicable defaults. In such event, the conversion price of each of our outstanding convertible promissory notes would be reduced from $0.375 per share to $0.0001 per share, resulting in a very significant increase in the number of shares issuable thereunder.

A significant portion of the shares issuable upon exercise or conversion of such, options, warrants and convertible promissory notes may be sold without restriction pursuant to Rule 144 or an effective resale registration statement.  Both the issuance of these shares and the subsequent resale of these shares may adversely affect the market price of our common stock.  Additionally, the issuance of shares upon exercise or conversion of these options, warrants and convertible promissory notes will cause immediate and substantial dilution to the ownership interests of other stockholders.

ITEM 1B.UNRESOLVED STAFF COMMENTS.

None.

ITEM 2.PROPERTIES

Boca Raton, Florida

On October 1, 2007, the Company signed a lease for 10,293 square feet of office space at 1515 South Federal Highway, Boca Raton, Florida. The lease provides for a gross rent of $10,000 plus sales tax per month, from October 1, 2007 through December 21, 2007; a base annual rent of approximately $165,000 plus taxes for the year beginning January 1, 2008; a base annual rent of approximately $178,000 plus taxes for the year beginning January 1, 2009; a base annual rent of approximately $188,000 plus taxes for the year beginning January 1, 2010; a base annual rent of approximately $201,000 plus taxes for the year beginning January 1, 2011; and a base annual rent of approximately $211,000 plus taxes for the year beginning January 1, 2012. Pursuant to the lease, the Company is required to pay additional rent equal to the Company’s proportionate share of the building’s operating expenses, which is approximately $125,000 per year as of the date hereof.

Our corporate headquarters is at this location, along with all of our trading operations. Additionally, 20 of our 24 employees are located at this office.

Naples, Florida

In October of 2007, the Company signed a one year lease for office space located at 1100 Fifth Avenue South #201 in Naples Florida. Such lease expired on October 15, 2008.  Upon the expiration of such lease, the Company and the landlord verbally extended the lease for a smaller portion of the space for a six month term ending on April 15, 2009.  The monthly rent for such office space is currently approximately $1,000 per month.  The Company currently intends to close this office in April of 2009 when the current lease expires.

Sarasota, Florida

In October of 2008, the Company signed a lease for office space located at 6151 Lake Osprey Drive #335 in Sarasota Florida. The lease provides for a monthly rent of approximately $500 per month commencing on November 1, 2008 and ending on April 30, 2009. The Company currently intends to close this office in April of 2009 when the current lease expires.

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

On May 14, 2008, we entered into a Payment Agreement with Kestrel. Under the terms of the Payment Agreement, Kestrel is required to pay us a total of $826,729.71 in monthly payments, which would result in our receiving monthly payments of: (i) $300,000 on or before June 1, 2008; (ii) $77,771.11 on or before the first day of each month from July through December 2008; and (iii) 59,653.05 on or before the first day of January 1, 2009. In connection with entering into the Payment Agreement, Kestrel waived any rights it may have to appeal the jury verdict and summary judgment. On June 1, 2008, Kestrel breached its obligations under the Payment Agreement by failing to make the $300,000 payment due on or before June 1, 2008.   As of the date of this filing, Kestrel has only paid $319,950 to the Company under the Payment Agreement. The Company has sent Kestrel written notices of breach under the Payment Agreement and the Company is currently evaluating its options as a result of Kestrel’s breach of its obligations under the Payment Agreement, including commencing a collection action against Kestrel in satisfaction of the jury verdict and summary judgment awards.

On February 21, 2008, a complaint was filed against the Company in the Superior Court of New Jersey by Z6 Solutions, Inc. (“Z6”) under an alleged breach of contract, asserting a claim for a sum of approximately $50,000 for damages plus interest and all costs including attorney’s fees. The Company believes the claim is without merit and plans to defend the case accordingly.  The Company has filed a countersuit against Z6 seeking damages against Z6 arising from the Company’s belief that Z6’s breached its obligations to the Company and violated the New Jersey Computer Related Offense Act.  On March 11, 2009, the Company participated in mandatory, non-binding arbitration (“Mandatory NBA”) of this matter.  Mandatory NBA is an alternative dispute resolution process which is required in certain classes of civil cases in the State of New Jersey.  An attorney from a court-appointed panel serves as the arbitrator.  The process is informal, with limited time for submission of testimony and other evidence.  The award of the arbitrator is not binding; any party to the Mandatory NBA has the right to reject the award, and file for a trial de novo in the Superior Court within 30 days of the award.  The arbitrator assigned to this case rejected Z6 Solutions, Inc.’s  claims against John Barry, IV, but nonetheless entered an award against the Company and in favor of Z6 Solutions, Inc. on its claim for money owed in the amount of $53,905.  This award is not binding, and has no precedential effect.  The Court Rules specifically provide that the arbitrator’s findings have no evidential value in any subsequent trial, nor may any testimony given at the Mandatory NBA be used for any purpose in any subsequent trial.  The Company intends to file for trial de novo, and is confident that it has meritorious defenses.

On September 2, 2008, a complaint was filed against the Company and its subsidiaries in the Circuit Court of the 15th Circuit in and for Palm Beach County, Florida by William Bass, under an alleged breach of contract arising from the Company’s termination of Mr. Bass’ Employment Agreement with the Company.  Mr. Bass is seeking monetary damages for compensation allegedly due to him and for the future value of forfeited stock options.  In connection with such claim, Mr. Bass has also threatened to file a complaint with the Equal Employment Opportunity Commission and the Florida Department of Labor. The Company believes the claim is without merit and plans to defend the claim accordingly.

On October 20, 2008, the Company learned that Mr. Bass filed a complaint against the Company with the Florida Equal Employment Opportunity Commission alleging discrimination as a result of mental disability. In November of 2008, the Company received a notice of such complaint from the U.S. Equal Opportunity Commission alleging discrimination under the American with Disabilities Act of 1990 and the Florida Civil Rights Act. The Company believes that such complaint is without merit.

On January 12, 2009, the Company learned that Duncan-Williams, Inc. filed a complaint against the Company and its subsidiaries in the United States District Court for the Western District of Tennessee, Western Division, under an alleged breach of contract arising from the Company’s previous relationship with Duncan-Williams, Inc. Mr. Williams is seeking monetary damages for alleged breach of contract, a declaration of ownership relating to certain intellectual property and an accounting of income earned by the Company. It is the Company’s position that such relationship was in fact terminated by the Company on account of Duncan-William’s breach and bad faith and thus the Company believes the claim is without merit and plans to defend the claim accordingly. On February 20, 2009, the Company filed a motion to dismiss the complaint.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

PART II

ITEM 5.	MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market for Common Stock

Our common stock is quoted on the OTC Bulletin Board under the symbol, “BDCG.OB.” Our shares of common stock began being quoted on the OTC Bulletin Board effective January 6, 2005.  The market for our common stock is limited and subject to volatility.  There is no certainty that our common stock will continue to be quoted on the OTC Bulletin Board or that any liquidity exists for our shareholders.

The following table contains information about the range of high and low closing prices for our common stock for each quarterly period indicated during the last two fiscal years based upon reports of transactions on the OTC Bulletin Board.

Fiscal Quarter End	Low	High
March 31, 2007	$1.16	$4.08
June 30, 2007	$3.20	$4.08
September 30, 2007	$2.33	$3.49
December 31, 2007	$1.01	$3.78
March 31, 2008	$1.05	$1.75
June 30, 2008	$0.95	$1.25
September 30, 2008	$0.20	$0.95
December 31, 2008	$0.22	$0.60

The source of these high and low prices was the OTC Bulletin Board. These quotations reflect inter-dealer prices, without retail mark-up, markdown or commissions and may not represent actual transactions. The high and low prices listed have been rounded up to the next highest two decimal places.

It is anticipated that the market price of our common stock will be subject to significant fluctuations in response to variations in our quarterly operating results, general trends in the market for the products we distribute, and other factors, over many of which we have little or no control. In addition, broad market fluctuations, as well as general economic, business and political conditions, may adversely affect the market for our common stock, regardless of our actual or projected performance. On March 26, 2009, the closing price of our common stock as reported by the OTC Bulletin Board was $0.15 per share.

Holders of Our Common Stock

As of March 26, 2009, we had 131 stockholders of record.

Rule 144 Shares

The SEC recently adopted new regulations covering sales of securities pursuant to Rule 144. These new regulations became effective on February 15, 2008. Under these new regulations stockholders who are not affiliates of a publicly-reporting company may be able to sell their shares of common stock under Rule 144 within six months after acquiring such shares, without any restrictions, other than such company’s continuing to remain current in the filing of its periodic reports with the SEC for an additional six months. Affiliates of that company would also be able to sell their shares under Rule 144, but would be subject to volume and trading limitations as under current Rule 144. This six month holding period does not apply to stockholders who purchased shares of common stock in a “shell company” or received their shares of common stock in a “reverse merger” with a “shell company.” Such shares are subject to a holding period of 12 months after a document providing full public disclosure about the “reverse merger” has been filed with the SEC. Therefore, all 57,542,704 shares of common stock issued in connection with the “Reverse Merger and 2,840,707 of our shares of common stock held prior to the Reverse Merger were not transferable pursuant to Rule 144 until December 28, 2008, which was 12 months after we filed our Current Report on Form 8-K after the Reverse Merger. Shares held by affiliates of the Company (approximately 75% of such shares) were subject to the volume and trading limitations of Rule 144, which generally limited their sale to 1% of the number of shares of the Company’s common stock then outstanding, during each three-month period. Based on our common stock issued and outstanding at December 28, 2007, this equalled 612,166 shares.

Options and Warrants

As of the date of filing of this Form 10-K, we have outstanding: (1) options to purchase an aggregate of up to 650,732 shares of our common stock at a weighted average exercise price of $0.50 per share  (2) warrants to purchase an aggregate of up to 4,658,225 shares of our common stock, including warrants to purchase 823,695 shares of our common stock which were issued to designees of the placement agent as a portion of the compensation paid by the Company to the placement agent in connection with the October 2007 Offering (3) warrants to purchase an aggregate of up to 2,406 shares of common stock at an exercise price of $38.40 per share and (4) warrants to purchase an aggregate of up to 1,672,114 shares of common stock at an exercise price of $0.375 per share.

Registration Rights

Certain holders of shares of our common stock have been granted registration rights upon the following terms:

Holders of Securities from October 2007 Offering.

Pursuant to Registration Rights Agreement, dated as of October 19, 2007, by and among Holdings and the investors in the October 2007 Offering, a total of 13,178,815 shares of common stock, including 4,942,264 shares of common stock underlying warrants, which were initially issued to investors in the October 2007 Offering were granted the following registration rights:

•	We were obligated to include these shares of common stock in the registration statement filed December 28, 2007,
•
If the registration statement was not filed in a timely manner and/or was not declared effective by the required effective date, we were required to pay as partial liquidated damages to the holders of the securities, a sum equal to one percent, per month, of the holders' purchase price for their securities purchased in the October 2007 Offering, (not to exceed ten percent of the holders' purchase price).  The Company also was obligated to pay to these holders approximately $1,500, in the aggregate, per day, after May 19, 2008 until the registration statement was declared effective.  The registration statement was declared effective July 3, 2008, and accordingly, the Company is obligated to pay the applicable holders liquidated damages and accrued interest in the aggregate amount of approximately $0.1 million through December 31, 2008.  This obligation remains outstanding and continues to accrue interest.

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

Certain Holders of Shares of Common Stock prior to the Reverse Merger

Pursuant to a Registration Rights Agreement, dated as of December 21, 2007, by and among the Company and certain persons who were stockholders prior to the Reverse Merger, a total of 2,840,707 shares of common stock, were granted the following registration rights:

•	We were obligated to include these shares of common stock in the registration statement filed December 28, 2007.
•
If we were unable to include all of these shares of common stock in that registration statement, as a result of SEC comments, we were required to file additional registration statements until the shares were included in a registration statement.

•
If these shares of common stock were included in a registration statement along with any other shares of common stock and the SEC required that shares be removed from that registration statement, 2,531,501 of the 2,840,707 shares would be required to be removed after the shares of the former employees described below, but before the shares of common stock held by investors in the October 2007 Offering. The remaining 309,206 shares of common stock would be required to be removed on a pro rata basis with the shares of common stock of the investors in the October 2007 Offering, as necessary.

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

Registration Rights Granted to Former Employees of Holdings

On October 25, 2007, Holdings entered into Separation Agreements and General Releases with three former employees. Pursuant to these agreements the former employees were granted the right to include their shares of common stock for resale in the registration statement filed December 28, 2007. We agreed to include all of those shares of common stock, as well as the shares of common stock of an additional former employee herein for a total of 950,028 shares of common stock. If the SEC required that shares be removed from that registration statement, the shares of the former employees would have been required to removed first prior to any of the other shares of common stock described above were removed.

Holders of Securities from September 2008 Offering.

In connection with the convertible note financing that we consummated in a series of related closings during the period from September 2008 through January 2009 – see Management’s Discussion and Analysis of Financial Condition and Results of Operations under the subheadings Overview and Liquidity and Capital Resources–Recent Financing Activities for more information – all investors in such financing were provided with customary "piggy-back" registration rights.  Pursuant to these piggy-back registration rights, if we propose to register any of our securities in connection with a primary offering for our own account or a secondary offering for selling stockholders, other than a registration on Form S-8 (relating to the issuance of equity securities in connection with employee benefit plans) or Form S-4 (relating to the issuance of equity securities in connection with an acquisition by us of another entity), we will give each investor the right to participate in such registration. Expenses relating to these registrations are required to be paid by us.  The rights of an investor to participate in such registration is subject to cutback or elimination in an underwritten offering if the managing underwriter advises us that the amount of securities to be included exceeds the amount which can be sold in the offering.

Holder of Warrant from March 2009 Offering.

The Warrant issued in connection with our March 31, 2009 note financing – see Management’s Discussion and Analysis of Financial Condition and Results of Operations under the subheading Liquidity and Capital Resources–Recent Financing Activities for more information – provides the holder with customary "piggy-back" registration rights.  Pursuant to these piggy-back registration rights, if we propose to register any of our securities in connection with a primary offering for our own account or a secondary offering for selling stockholders, other than a registration on Form S-8 (relating to the issuance of equity securities in connection with employee benefit plans) or Form S-4 (relating to the issuance of equity securities in connection with an acquisition by us of another entity), we will give the holder the right to participate in such registration.  Expenses relating to these registrations are required to be paid by us.  The rights of the holder to participate in such registration is subject to cutback or elimination in an underwritten offering if the managing underwriter advises us that the amount of securities to be included exceeds the amount which can be sold in the offering.

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

Securities Authorized for Issuance under Equity Compensation Plans

At the end of our fiscal year ended December 31, 2008, and as of the date of this Form 10-K, we have options outstanding under our 2006 Equity Plan, which has not been approved by stockholders, for the purchase of 650,732 shares of common stock  at a weighted average exercise price of $0.57 per share. There are a total of 2,483,092 shares of common stock available for future issuance under our 2006 Equity Plan.

The following table provides information about the Company's common stock that may be issued upon the exercise of stock options under all of our equity compensation plans in effect as of December 31, 2008.

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plan (excluding securities reflected in column (a))
	(a)	(b)	(c)
2006 Equity Plan (not approved by stockholders) (1)	650,732	$0.57	2,483,092

(1) Reflects options granted to one non-executive employee under the Company’s 2006 Equity Plan, and options granted to William M.Bass, our former Executive Vice President and Secretary, under the Company’s 2006 Equity Plan.

ITEM 6. SELECTED FINANCIAL DATA

As a “smaller reporting company” as defined by Item 10 of Regulation S-K, the Company is not required to provide information required by this Item.

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion of our Company’s plan of operation, financial condition and results of operation should be read in conjunction with the consolidated financial statements and the notes thereto included in this Form 10-K.  Our discussion includes forward−looking statements based upon current expectations that involve risks and uncertainties, such as our plans, objectives, expectations and intentions. Actual results and the timing of events could differ materially from those anticipated in these forward−looking statements as a result of a number of factors, including those set forth under the Risk Factors, Special Note Regarding Forward−Looking Statements and Business sections in this Form 10−K. We use words such as “anticipate,” “estimate,” “plan,” “project,” “continuing,” “ongoing,” “expect,” “believe,” “intend,” “may,” “will,” “should,” “could,” and similar expressions to identify forward−looking statements.

Overview

We are a development stage company and, as of the date of this Form 10-K, we are operational. However, we have not reached our full operational potential. As a result, we have only generated nominal revenues to date.    Since inception, we have funded our working capital needs through the sale of our equity securities and incurrence of debt from our founders, investors and financial institutions.

During the period from October 19, 2007 to November 2, 2007, we raised gross proceeds of approximately $4.4 million (the “October 2007 Offering”) in order to finance the continued development of our BondStation trading platform and also to provide us with additional working capital.  In January 2008 we obtained loans from two of our directors in an aggregate principal amount of $0.5 million (the “January Loans”).  In April 2008 we entered into loan transactions with one of our directors and an entity in which he has 60% voting control to obtain additional funds in an aggregate principal amount of $0.8 million.  These loans were fully funded in April and May of 2008 (the “April Loans”).  In July and August 2008, the April Loans were amended to increase the aggregate amount that can be borrowed up to $1.55 million (the “Amended April Loans”) and the additional borrowings available under the Amended April Loans were fully funded in July and August of 2008.

In September 2008, in connection with the execution of secured convertible note and warrant purchase agreements, we converted approximately $1.4 million of outstanding indebtedness, including accrued interest, payable under the January Loans, the April Loans, and the Amended April Loans, into long-term convertible promissory notes with an aggregate principal amount of approximately $1.4 million (the “Convertible Notes”).  From September 22, 2008 through December 31, 2008, we also executed secured convertible note and warrant purchase agreements with several related and unrelated third party investors in an aggregate principal amount of approximately $0.9 million and which resulted in the Company receiving approximately $0.9 million in cash proceeds.

On March 31, 2009, we entered into a Commercial Term Loan Agreement with an investor.  Pursuant to the terms and conditions of the Commercial Term Loan Agreement, we raised gross proceeds of $1,000,000 in exchange for the issuance to such investor of a promissory note in the principal amount of $1,000,000, which accrues interest at a rate of 15% per annum, and a warrant to purchase 1,070,000 shares of our common stock at an initial exercise price of $0.375 per share, subject to adjustment (collectively, the “March 2009 Financing”).

The October 2007 Offering, the January Loans, the Amended April Loans, the Convertible Notes, and the March 2009 Financing are described in greater detail under the subheading Liquidity and Capital Resources – Recent Financing Activities below.

Based on our business plan, we believe that our business will begin to generate positive cash flows from operations during the second or third quarter of 2009.  Since we do not anticipate becoming cash flow positive until at least the second  quarter of 2009, we need to continue to raise additional funds for general working capital purposes, either through additional equity or debt financing and/or additional loans from our officers, directors, and others.

We are currently marketing our BondStation electronic trading platform on our Bonds.com and BondStation.com websites.  We also began an advertising and marketing campaign for our electronic trading platform in the first quarter of 2008 on television and over the Internet.  During the years ended December 31, 2008 and December 31, 2007, we spent approximately $0.3 million and $0.1 million, respectively, on marketing and advertising.

To promote our BondStation electronic trading platform to individual investors, we have created Bonds.com TV, a streaming video presentation.  Bonds.com TV includes a complete video based educational series incorporating content provided on our BondClass.com website as well as a general primer on economic indicators. Beginning in mid-2009we intent to produce and distribute segments that provide iterative updates on new issue underwriting in municipal bonds, agency bonds, corporate bonds, mortgages, and other fixed-income securities. We expect to deliver Bonds.com TV to registered users via e-mail and it also will be archived on the Bonds.com and BondClass.com websites.

BondStation received several enhancements during the second quarter of 2008, including:

•	Enhanced Bid Wanted – Clients can now see the depth of the market on bid wanted by looking in the comments section of the trade ticket.
•	S&P And Moody’s Underlying Ratings – These ratings serve as added informational resource for our clients when making investment decisions concerning municipal securities and their credit worthiness.

•	Help Section – We have added a Frequently Asked Questions section (FAQ), providing guidance on how to perform a security search, buy or sell a position, create a portfolio, etc.
•
New Issue E-mail Alerts – Our alerts allows clients who are interested in new issue municipal bonds, agency securities, retail corporate notes or new issue certificates of deposit to see the most recent daily/weekly offerings.

•	Training Tutorials – We now have customized video / flash tutorials on the platform to allow users to actively learn the platform.
•	Customer Branding– Clients now have the ability to customize portfolios created on the platform with their logo and branding.

Additionally, we have registered to participate in several banking and credit union trade shows to enhance our relationships with banks and other institutions. Through our CD-Station  portal, which is in the final stages of development, we will provide banks and other institutional investors with an electronic trading platform to buy and sell brokered certificates of deposit.  Our CD-Station product is now fully operational and on November 9, 2008 we provided the first demonstration of the CD-Station Portal at the American Bankers Association Conference in San Francisco.

We currently have 24 full-time employees. Three are executives with day-to-day management responsibilities, four are administrative, thirteen provide sales and brokerage services and are registered representatives, two are traders, and two provide technology services. None of our employees are represented by a labor union. We consider our relationships with our employees to be good and have not experienced any interruptions of operations due to employee disagreements. We anticipate growing our entire team by approximately 20 people by the end of 2009.

Our business requires significant expenditures on hardware to support the anticipated volume of online activity associated with our BondStation electronic trading platform. A substantial portion of our working capital has been utilized to contract with third parties for information and data feeds, servers with backup locations and onsite computer trading equipment. To date, we have spent approximately $2.9 million on hardware, software, third party professional fees and licensing rights to operate our BondStation trading platform as currently in use.

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

Results of Operations

Revenues

Sales revenues from trading in fixed income securities are generated by spread we receive equal to the difference between the prices at which we sell securities on our BondStation trading platform and the prices we pay for those securities. Given that our revenue is measured as a function of the aggregate value of the securities traded, our per trade revenue varies to a great deal based on the size of the applicable trade.  However, our marginal costs per trade are not variable based on the size of the traded securities.  Based on the Company’s current operating costs to date, our marginal costs of executing and settling a trade over our systems, inclusive of clearing fees and licensing fees range between $13 and $22 per trade.  Our operating costs may change in the future as we increase in size and are able to obtain more favorable terms with our vendors.  To date we have only generated nominal revenues on our BondStation trading platform.  For the year ended December 31, 2008, our first full year of operations, total revenues were approximately $0.9 million and our cumulative revenues for the period from October 18, 2005 (Inception) through December 31, 2008 were approximately $0.9 million.

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

Expenses

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

During the year ended December 31, 2008, our first full year of operating the BondStation trading platform, total operating expenses were approximately $5.6 million.  Of this amount, expenses associated with our BondStation trading platform, primarily comprised of technology related expenses, software development and support, and fees paid to data service providers, accounted for approximately $1.4 million.  Employee salaries and benefits, including trading commissions, accounted for approximately $1.9 million.    Professional fees paid to attorneys, accountants and other consultants and service providers in connection with the Company’s filing of its Registration Statement on Form S-1 and its annual and quarterly reports, as well as general corporate representation and in defense of on-going litigation, accounted for approximately $1.0 million.  Marketing and advertising related expenses incurred in the continued development of our business were approximately $0.3 million.

For the period from October 18, 2005 (Inception) through December 31, 2008, total operating expenses were approximately $11.5 million.  Expenses associated with our BondStation trading platform, primarily comprised of technology related expenses, software development and support, and fees paid to data service providers, accounted for approximately $2.9 million.  Employee salaries and benefits, including trading commissions, accounted for approximately $3.2 million.    Legal, accounting and other professional fees associated with the formation of the Company, domain name acquisition, general corporate representation and public company preparation accounted for approximately $2.5 million.  Marketing and advertising related expenses incurred in the continued development of our business were approximately $0.4 million.  During 2006, we entered into a Trademark and Domain Name License agreement with an entity co-owned by John Barry IV, our President, Chief Executive Officer and a director, and John Barry III, one of our directors, whereby the Company was licensed to use the domain name www.bonds.com and the associated trademark Bonds.com in exchange for various license fees.  In September of 2007, the domain name was transferred to John Barry IV and John Barry III, and  the Company issued an aggregate of 7,584,672 shares of common stock to them in consideration for its acquisition of the domain name and associated trademark rights, thus terminating our commitment to make future royalty payments.  Total royalty payments made under these agreements during that period were approximately $0.2 million.

Liquidity and Capital Resources

As of December 31, 2008, the Company had total current assets of approximately $0.6 million, comprised of cash and cash equivalents, investment in a CD and prepaid and other assets.  This compares with assets of approximately $1.3 million, comprised of cash and cash equivalents, investment in two CDs and prepaid and other assets, as of December 31, 2007.  The Company’s current liabilities as of December 31, 2008 totaled approximately $2.2 million, comprised of accounts payable and accrued expenses of approximately $1.2 million, notes payable due to related parties within the next 12 months of approximately $0.7 million, including a note due to Valhalla Investment Partners on April 30, 2009 of approximately $0.4 million, and other notes payable due prior to December 31, 2009 of approximately $0.3 million.  This compares to current liabilities at December 31, 2007 of approximately $0.8 million, comprised primarily of accounts payable and accrued expenses of approximately $0.5 million and other notes payable of approximately $0.3 million.

As of December 31, 2008, we had negative working capital of approximately $1.6 million which includes a note payable of approximately $0.4 million due on April 30, 2009.  We currently do not believe we have sufficient liquidity to satisfy this obligation when it comes due; however, management is actively exploring the restructuring of this obligation and arrangements to obtain the necessary liquidity.  There is no assurance that those efforts will be successful.  If we are unable to secure a restructuring of this obligation or obtain the liquidity to satisfy it, the holder of the note may exercise its rights as a creditor of the Company, which could materially impair our ability to continue to operate our business.

The following is a summary of the Company's cash flows provided by (used in) operating, investing, and financing activities for the years ended December 31, 2008 and 2007, and for the cumulative period from October 18, 2005 (inception) to December 31, 2008 (in 000’s):
	Year Ended December 31, 2008	Year Ended December 31, 2007	Cumulative Period from October 18, 2005 (Inception) to December 31, 2008
Net cash used in operating activities	$(3,813)	$(3,600)	$(8.942)
Net cash used in investing activities	$(1)	$(773)	$(1,048)
Net cash provided by financing activities	$2,982	$5,381	$10,205
Net (decrease) increase in cash	$(832)	$1,008	$215

Cash flows used in operating activities since October 18, 2005 (inception) were approximately $8.9 million. Of this amount, our cumulative net losses have been approximately $10.6 million, which includes non-cash charges of depreciation, amortization and impairment of $0.7 million as well as the recognition of approximately $0.2 million of stock-based compensation.  Net changes in current assets and liabilities of $1.1 million comprise the remaining use of cash flows for operations.

As discussed in the accompanying notes to the Company’s financial statements contained in this Annual Report on Form 10-K for the period from September 30, 2008 through February 3, 2009, Bonds.com, Inc. was not in compliance with its minimum net capital or aggregate indebtedness requirements, pursuant to SEC rules.  This noncompliance may result in regulatory fines and/or disciplinary actions against Bonds.com, Inc. or individuals associated with it.   Management is unable at this time to estimate the nature and extent of potential loss arising from regulatory action against them, if any.   The ultimate outcome could be material to the financial condition and future results of operations of Bonds.com.

Recent Financing Activities

Pursuant to the October 2007 Offering, our wholly-owned subsidiary, Bonds.com Holdings, Inc. (“Holdings”) raised gross proceeds of $4.35 million from the sale of common stock and warrants to 49 accredited investors. In the October 2007 Offering, Holdings raised $3.75 million of new funds and converted $0.6 million of outstanding indebtedness. Holdings issued an aggregate of 1,314,135 shares of common stock and warrants to purchase up to an aggregate of 657,111 shares of Holdings’ common stock, at an exercise price of $4.14 per share. In the Reverse Merger consummated on December 21, 2007, these securities of Holdings were converted into 8,236,551 shares of our common stock and warrants to purchase 4,118,569 shares of our common stock at an exercise price of $0.66 per share. We also issued warrants to designees of the placement agent in connection with the October 2007 Offering to purchase up to an additional 823,695 shares of common stock at an exercise price of $0.66 per share. The net proceeds received by Holdings, after the deduction of offering expenses and excluding the conversion of indebtedness, were approximately $3.375 million. Under the terms of the October 2007 Offering, net proceeds were allocated to (1) repayment of outstanding loans to Holdings’ founders in an aggregate principal amount of up to $0.5 million; (2) recruiting and training additional management, technical and marketing personnel; (3) research and development; (4) public relations; (5) advertising and marketing; (6) development and maintenance of our BondStation electronic trading platform; and (7) general working capital purposes.

In connection with certain financial advisory services provided by Keating Investments, LLC (“Keating”), we agreed to pay Keating an advisory fee of $0.5 million. We have previously paid $0.25 million of this fee and issued a promissory note to Keating, dated December 21, 2007, for the remaining $0.25 million (the “Keating Note”). Under the terms of the Keating Note, the entire principal amount and accrued interest at the rate of 10% per annum were due and payable on June 21, 2008. The Company negotiated with Keating to extend the maturity date and amend other provisions of the Keating Note. On September 17, 2008, the Company amended the Keating Note (the “Amended Keating Note”). Pursuant to the Amended Keating Note, among other things, we have agreed to: (i) extend the maturity date until December 31, 2009 from the original maturity date of June 20, 2008, (ii) provide for acceleration of repayment of the principal and interest due in the event that the Company raises certain amounts of capital, (iii) commence on April 30, 2009 monthly payments toward the principal amount due in the amount of $7,500 per month, (iv) waive any penalty interest that might have otherwise been due following the original maturity date, and (v) eliminate the ability of the Company to repay the amount due through the provision of equity in the Company.

In connection with the January Loans, we executed promissory notes with one of our directors, John Barry III, and a former director and 11.3% beneficial shareholder of the Company, Christopher D. Moody, pursuant to which each of them made loans to us in an aggregate principal amount of $0.25 million for a total of $0.5 million The outstanding principal amounts of these loans accrue interest at a rate of 10% per annum and all outstanding principal and interest is due and payable on or before December 31, 2008. We have used the proceeds from the January Loans for general working capital purposes.  In September of 2008, the promissory notes plus accrued interest due to Christopher D. Moody were converted into a secured convertible promissory note as further discussed below, that was acquired by the Christopher D. Moody Revocable Trust, of which Christopher D. Moody is the sole trustee and income beneficiary.  On March 26, 2009, the Company amended the $250,000 promissory note with John Barry III to extend the maturity date to April 15, 2010.  In addition, the interest rate on the promissory note was increased from 10% per annum to 15% per annum, effective as of December 31, 2008.

In connection with the April Loans, we originally executed secured promissory notes with Christopher D. Moody and Valhalla Investment Partners, an investment fund formerly co-managed by Christopher D. Moody, pursuant to which each of them made loans to us in an aggregate principal amount of $0.4 million for a total of $0.8 million (the “Moody Note” and the “Valhalla Note,” respectively). On July 8, 2008, the April Loans were amended to increase the aggregate amount that could be borrowed from Mr. Moody and Valhalla Investment Partners to $0.7 million and $0.6 million, respectively (the “Amended Moody Note” and the “Amended Valhalla Note”). In July of 2008, we received $0.3 million in additional proceeds under the Amended Moody Note and $0.2 million in additional proceeds under the Amended Valhalla Note. On August 28, 2008, the Amended Moody Note was further amended to increase the amount that could be borrowed from Christopher D. Moody to $0.95 million (the “Second Amended Moody Note” collectively with the Amended Valhalla Note, the “Amended Notes”), and we received an aggregate of $1.55 million under the Second Amended Moody Note and the Amended Valhalla Note. Prior to conversion, as further discussed below, the previously outstanding principal amounts of these loans, as amended, accrued interest at a rate of 9% per annum and all outstanding principal and interest was due and payable on or before April 30, 2009. The April Loans, as amended, were secured by our interest in the “bonds.com” domain name. Approximately $1.55 million of the amount received under the Amended Notes was used to pay: (i) salaries and other benefits for employees; (ii) trading platform technology and related maintenance costs; (iii) legal, accounting and other professional fees; and (iv) other administrative expenses.

On September 24, 2008, in connection with a certain Secured Convertible Note and Warrant Purchase Agreement (the “Purchase Agreement”), we converted approximately $1.4 million of the outstanding indebtedness, including accrued interest, payable under the Amended Notes to Christopher D. Moody and Valhalla Investment Partners and in turn executed secured convertible promissory notes to certain investors (including the Christopher D. Moody Revocable Trust, of which Christopher D. Moody is the sole trustee and income beneficiary) in the aggregate principal amount of approximately $1.8 million, which resulted in the Company receiving $0.325 million in cash proceeds (the “September 2008 Convertible Notes”).

On October 20, 2008, we executed a secured convertible promissory note and warrant purchase agreement with the Neil Moody Revocable Trust (the “Neil Moody Trust”), an entity controlled by the father of Christopher D. Moody, in the principal amount of $0.25 million.  On December 12, 2008, we executed a secured convertible promissory note and warrant purchase agreement with the Christopher D. Moody Revocable Trust, in the principal amount of $50,000.   During the period from September 22, 2008 through January 30, 2009, we also executed secured convertible promissory note and warrant purchase agreements with additional third-party investors in the aggregate principal amount of $0.7 million (collectively, together with the September Convertible Notes, the “Convertible Notes”).

Under the terms of the Convertible Notes, the entire principal amount is due and payable on September 24, 2010 (the “Maturity Date”); interest accrues at a rate of 10% per annum, with unpaid interest payable, in full, upon the earlier of (1) the conversion of the Convertible Notes or (2) on the Maturity Date. Holders of the Convertible Notes have the right to convert principal and interest due and payable into shares of common stock of the Company at a conversion price equal to the lesser of (1) $0.375 per share, as adjusted for stock splits, combinations and the like, or (2) the price paid for our common stock in any future sale of the Company’s securities while the Convertible Notes are outstanding, exclusive of certain excluded transactions.

In connection with the execution of the convertible note and warrant purchase agreements, warrants to purchase an aggregate of 1,627,114 shares of the Company’s common stock at an exercise price of $0.46875 per share were granted to the note holders.  These warrants expire on September 24, 2013.

The Convertible Notes are secured by the Company, along with its affiliated companies, Holdings, Bonds.com, Inc. and Insight Capital Management, LLC, in generally all of the Company’s assets, pursuant to the terms and conditions of a Security Agreement, dated September 24, 2008. As discussed in the accompanying notes to the Company’s consolidated financial statements, contained in this Annual Report on Form 10-K, due to the existence of the pledge of Bonds.com, Inc.’s assets as security for the Convertible Notes and Bonds.com, Inc’s guaranty of the Company’s obligations there under, the notional amount of the obligation has been included in Bonds.com, Inc.’s computation of aggregate indebtedness, and reflected as a deduction in Bonds.com, Inc.’s computation of net capital, in accordance with Rule 15c3-1, for the period  September 30, 2008 through February 3, 2009.  As a result, for the period  September 30, 2008 through February 3, 2009, Bonds.com, Inc.  was not in compliance with its minimum net capital and ratio of aggregate indebtedness requirements.  On February 3, 2009, the Company amended the Purchase and Security Agreements underlying its private issuance of Convertible Notes to remove Bonds.com, Inc.’s pledge of assets as collateral for the Convertible Notes and eliminate the related guaranty.  At such time as the Purchase and Security Agreements were amended, Bonds.com, Inc. was no longer in violation of its minimum net capital and ratio of aggregate indebtedness requirements.

On March 31, 2009, we entered into a Commercial Term Loan Agreement with an investor.  Pursuant to the terms and conditions of the Term Loan Agreement, we raised gross proceeds of $1,000,000 in exchange for the issuance to such investor of a promissory note in the principal amount of $1,000,000 and a warrant to purchase 1,070,000 shares of our common stock at an initial exercise price of $0.375 per share, subject to adjustment.  The foregoing promissory note accrues interest at the rate of 15% per annum and has a maturity date of March 31, 2010.  Accrued and unpaid interest is due in a single payment on the maturity date.  The promissory note is guaranteed by our subsidiary Bonds.com Holdings, Inc pursuant to a Guaranty Agreement. Additionally, Siesta Capital LLC, an entity owned and controlled by John Barry IV, our Chief Executive Officer and one of our directors, secured the promissory note by pledging 4,500,000 shares of our common stock.  See Item 9.  Additional Information below for more information regarding this financing and the promissory note and warrant.

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

On May 14, 2008, we entered into a Payment Agreement with Kestrel. Under the terms of the Payment Agreement, Kestrel is required to pay us a total of $826,729.71 in monthly payments, which would result in our receiving monthly payments of: (i) $300,000 on or before June 1, 2008; (ii) $77,771.11 on or before the first day of each month from July through December 2008; and (iii) 59,653.05 on or before the first day of January 1, 2009. In connection with entering into the Payment Agreement, Kestrel waived any rights it may have to appeal the jury verdict and summary judgment. On June 1, 2008, Kestrel breached its obligations under the Payment Agreement by failing to make the $300,000 payment due on or before June 1, 2008.   As of the date of this filing, Kestrel has only paid $319,950 to the Company under the Payment Agreement. The Company has sent Kestrel written notices of breach under the Payment Agreement and the Company is currently evaluating its options as a result of Kestrel’s breach of its obligations under the Payment Agreement, including commencing a collection action against Kestrel in satisfaction of the jury verdict and summary judgment awards.

On February 21, 2008, a complaint was filed against the Company in the Superior Court of New Jersey by Z6 Solutions, Inc. (“Z6”) under an alleged breach of contract, asserting a claim for a sum of approximately $50,000 for damages plus interest and all costs including attorney’s fees. The Company believes the claim is without merit and plans to defend the case accordingly.  The Company has filed a countersuit against Z6 seeking damages against Z6 arising from the Company’s belief that Z6’s breached its obligations to the Company and violated the New Jersey Computer Related Offense Act.  On March 11, 2009, the Company participated in mandatory, non-binding arbitration (“Mandatory NBA”) of this matter.  Mandatory NBA is an alternative dispute resolution process which is required in certain classes of civil cases in the State of New Jersey.  An attorney from a court-appointed panel serves as the arbitrator.  The process is informal, with limited time for submission of testimony and other evidence.  The award of the arbitrator is not binding; any party to the Mandatory NBA has the right to reject the award, and file for a trial de novo in the Superior Court within 30 days of the award.  The arbitrator assigned to this case rejected Z6 Solutions, Inc.’s  claims against John Barry, IV, but nonetheless entered an award against the Company and in favor of Z6 Solutions, Inc. on its claim for money owed in the amount of $53,905.  This award is not binding, and has no precedential effect.  The Court Rules specifically provide that the arbitrator’s findings have no evidential value in any subsequent trial, nor may any testimony given at the Mandatory NBA be used for any purpose in any subsequent trial.  The Company intends to file for trial de novo, and is confident that it will prevail when it is afforded the opportunity to fully present its case at trial.

On September 2, 2008, a complaint was filed against the Company and its subsidiaries in the Circuit Court of the 15th Circuit in and for Palm Beach County, Florida by William Bass, under an alleged breach of contract arising from the Company’s termination of Mr. Bass’ Employment Agreement with the Company.    Mr. Bass is seeking monetary damages for compensation allegedly due to him and for the future value of forfeited stock options.  In connection with such claim, Mr. Bass has also threatened to file a complaint with the Equal Employment Opportunity Commission and the Florida Department of Labor. The Company believes the claim is without merit and plans to defend the claim accordingly.

On October 20, 2008, the Corporation learned that Mr. Bass filed a complaint against the Corporation with the Florida Equal Employment Opportunity Commission alleging discrimination as a result of mental disability. In November of 2008, the Corporation received a notice of such complaint from the U.S. Equal Opportunity Commission alleging discrimination under the American with Disabilities Act of 1990 and the Florida Civil Rights Act. The Corporation believes that such complaint is without merit.

On January 12, 2009, the Corporation learned that Duncan-Williams, Inc. filed a complaint against the Company and its subsidiaries in the United States District Court for the Western District of Tennessee, Western Division, under an alleged breach of contract arising from the Company’s previous relationship with Duncan-Williams, Inc. Mr. Williams is seeking monetary damages for alleged breach of contract, a declaration of ownership relating to certain intellectual property and an accounting of income earned by the Company..  It is the Company’s position that such relationship was in fact terminated by the Company on account of Duncan-William’s breach and bad faith and thus the Company believes the claim is without merit and plans to defend the claim accordingly. On February 20, 2009, the Corporation filed a motion to dismiss the complaint.

Going Concern

Our independent auditors have added an explanatory paragraph to their audit opinion issued in connection with the consolidated financial statements of Bonds.com Group, Inc. for the years ended December 31, 2008 and 2007, with respect to their doubt about our ability to continue as a going concern due to our recurring losses from operations and our accumulated deficit. The Company has a history of operating losses since its inception in 2005, and has a working capital deficit of approximately $1.6 million and an accumulated deficit of approximately $10.6 million at December 31, 2008, which together raises doubt about the Company’s ability to continue as a going concern. Our ability to continue as a going concern will be determined by our ability to sustain a successful level of operations and to continue to raise capital from debt, equity and other sources. The accompanying consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Critical Accounting Policies and Estimates

Financial Reporting Release No. 60, published by the SEC, recommends that all companies include a discussion of critical accounting policies used in the preparation of their financial statements. While all these significant accounting policies impact our consolidated financial condition and results of operations, we view certain of these policies as critical. Policies determined to be critical are those policies that have the most significant impact on our consolidated financial statements and require management to use a greater degree of judgment and estimates. Actual results may differ from those estimates.

Income Taxes

We account for income taxes in accordance with SFAS No. 109, “Accounting for Income Taxes.”  In accordance with SFAS No. 109, deferred tax assets are reduced by a valuation allowance when, in the opinion of management, it is more likely than not that some portion or all of the deferred tax assets will not be realized.  We evaluate and determine on a periodic basis the amount of the valuation allowance required and adjust the valuation allowance as needed. As of December 31, 2008 and 2007, a valuation allowance was established for the full amount of deferred tax assets due to the uncertainty of realization.

Share-Based Compensation

We account for share-based awards in accordance with SFAS 123 (revised 2004), “Share-Based Payment”, or SFAS 123R, and its related implementation guidance as promulgated by both the Financial Accounting Standards Board (the “FASB”), and the Securities and Exchange Commission (“SEC”) Staff Accounting Bulletin (“SAB”) No. 107, or SAB 107, associated with the accounting for share-based compensation arrangements with employees and directors. These pronouncements require that equity-based compensation cost be measured at the grant date (based upon an estimate of the fair value of the compensation granted) and recorded to expense over the requisite service period, which generally is the vesting period. Accordingly, we estimate the value of employee stock options using a Black-Scholes option pricing model, where the assumptions necessary for the calculation of fair value include expected term and expected volatility, which are subjective and represent management’s best estimate based on the characteristics of the options granted.

Convertible Promissory Notes and Warrants

We account for warrants issued in conjunction with convertible promissory notes in accordance with APB No. 14, “Accounting for Convertible Debt and Debt Issued with Stock Purchase Warrants.”  The relative fair value of the warrants, based on an allocation of the value of the convertible promissory notes and the value of the warrants issued in conjunction with the convertible promissory notes, is recorded as a debt discount, which is amortized to interest expense over the expected term of the convertible promissory notes. Accordingly, the warrants are valued using a Black-Scholes option pricing model, where the assumptions necessary for the calculation of fair value include expected term and expected volatility, which are subjective and represent management’s best estimate based on the characteristics of the warrants issued in conjunction with the convertible promissory notes.

Revenue Recognition

Revenues generated from securities transactions and the related commissions are recorded on a settlement date basis as the transactions are settled.

Off-Balance Sheet Arrangements

None.

Contractual Obligations

As a “smaller reporting company” as defined by Item 10 of Regulation S-K, the Company is not required to provide information required by this Item.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

As a “smaller reporting company” as defined by Item 10 of Regulation S-K, the Company is not required to provide information required by this Item.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The following financial statements are contained in this Annual Report:

- Report of Independent Registered Public Accounting Firm;

- Consolidated Balance Sheets - December 31, 2008 and 2007;

- Consolidated Statements of Operations - Period from October 18, 2005 (inception) to December 31, 2008 and for the Years ended December 31, 2008 and 2007;

- Consolidated Statements of Changes in Stockholders' Equity - Period from October 18, 2005 (inception) to December 31, 2008;

- Consolidated Statements of Cash Flow - Period from October 18, 2005 (inception) to December 31, 2008 and for the Years ended December 31, 2008 and 2007; and

- Notes to Consolidated Financial Statements.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A(T). CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Disclosure controls and procedures are designed with the objective of ensuring that information required to be disclosed in reports filed by the Company under the Exchange Act, such as this annual report, is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission. Disclosure controls and procedures are also designed with the objective of ensuring that such information is accumulated and communicated to management, including the Chief Executive Officer, as appropriate to allow timely decisions regarding required disclosure.

Based on the controls evaluation, our Chief Executive Officer (who is both our principal executive officer and principal financial officer) has concluded that as of the end of the period covered by this annual report, and for the period from such date to the date of this report, our disclosure controls were not operating effectively to provide reasonable assurance that information required to be disclosed in our periodic reports filed with the Securities and Exchange Commission is recorded, processed, summarized and reported within the time period specified by the SEC, and that material information relating to the Company and its consolidated subsidiaries is made known to management, including the Chief Executive Officer, particularly during the period when our periodic reports are being prepared.

The basis for the determination that our disclosure controls and procedures are not operating effectively at the reasonable assurance level is based on our conclusions that (a) we do not have a full-time, qualified Principal Financial Officer to oversee our disclosure controls and procedures, (b) our disclosure controls and procedures did not adequately or timely alert management to the need to file current reports on Form 8-K for certain events during the fiscal year ended December 31, 2008 and the period since then through the date of this report, and (c) we have material weaknesses in our internal control over financing reporting (as discussed below), which we consider an integral part of our disclosure controls and procedures.  The Company is in the process of searching for a full-time, qualified Principal Financial Officer, who is expected to oversee our disclosure controls and procedures and assist us in remediating any other weaknesses.

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

The Company's management has assessed the effectiveness of the Company's internal control over financial reporting as of December 31, 2008. In making this assessment, the Company used the criteria established by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in "Internal Control-Integrated Framework."

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

Management’s assessment identified the following weaknesses in the Company’s internal control over financial reporting as of December 31, 2008:

The Company currently lacks formal policies and procedures over the financial reporting process.  This includes a lack of review procedures performed by management beyond the initial preparer calculations and estimates and also a lack of a formal control design structure for the review of external financial data.  The Company is currently operating without a full-time, qualified Principal Financial Officer to implement and oversee internal controls over financial reporting.  The Company’s Principal Executive Officer currently serves as both its Principal Financial Executive Officer and its Principal Financial Officer which results in his inability to effectively perform the review procedures necessary to ensure complete, accurate, and timely reporting of the Company’s consolidated results of operations.  The Company has concluded that these deficiencies constitute a material weakness in disclosure controls and procedures which could result in a material misstatement to its annual or interim consolidated financial statements.

Based on the Company's processes and assessment, as described above, management has concluded that, as of December 31, 2008, the Company's internal control over financial reporting may not be effective and there is reasonable possibility that a material misstatement to the Company’s annual or interim consolidated financial statements could occur and not be prevented or detected by its internal controls in a timely manner.

The Company is in the process of searching for a full-time, qualified Principal Financial Officer, and management is in the process of establishing adequate, formal policies and procedures designed to provide adequate internal control over financial reporting.

Management's assessment of the effectiveness of the Company's internal control over financial reporting as of December 31, 2008 has not been audited by Daszkal Bolton LLP, the Company’s independent registered public accounting firm. Additionally, this annual report does not include an attestation report of the Company's registered public accounting firm regarding internal control over financial reporting. Management's report was not subject to attestation by the Company’s registered public accounting firm pursuant to temporary rules of the SEC that permit the Company to provide only management’s report in this annual report.

ITEM 9B. OTHER INFORMATION

Pursuant General Instruction B.3. to Form 8-K, the following information is being provided in this Item 9B in lieu of being provided on a Current Report on Form 8-K under to Items 1.01, 2.03 and 3.02.

On March 31, 2009, we entered into a Commercial Term Loan Agreement (the “Term Loan Agreement”) with an investor (the “March 2009 Investor”).  Pursuant to the terms and conditions of the Term Loan Agreement, we raised gross proceeds of $1,000,000 in exchange for the issuance to such investor of a promissory note in the principal amount of $1,000,000 (the “March 2009 Note”), and a warrant to purchase 1,070,000 shares of our common stock at an initial exercise price of $0.375 per share, subject to adjustment (the “March 2009 Warrant”).  The Term Loan Agreement contains provisions customary for a financing of this type, including customary representations and warranties by the Company to the investor.  The March 2009 Note and March 2009 Warrant were issued in a private transaction exempt from registration pursuant to Section 4(2) of the Securities Act of 1933, as amended, in reliance on representations and warranties made by the investor to the Company.

The March 2009 Note accrues interest at the rate of 15% per annum and has a maturity date of March 31, 2010.  Accrued and unpaid interest is due in a single payment on the maturity date. The March 2009 Note contains events of default directly and by reference to the Term Loan Agreement, including any failure of the Company to pay any amounts when due under the Term Loan Agreement or March 2009 Note, any breach of any covenant, representation or warranty contained in the Term Loan Agreement, any failure of any guarantor of the loan to perform its obligations, bankruptcy, insolvency and dissolution events involving the Company or the guarantor, any loss, revocation or failure to renew any license or permit that has a material adverse effect on the Company, any default under any other loan document with the lender, any default by the Company under any other indebtedness in excess of $25,000 and any material adverse change in the condition of the Company as determined by the lender in its reasonable discretion. The March 2009 Note is guaranteed by our subsidiary Bonds.com Holdings, Inc. pursuant to a Guaranty Agreement. Additionally, Siesta Capital LLC, an entity owned and controlled by John Barry IV, our Chief Executive Officer and one of our directors, secured the Note by pledging 4,500,000 shares of our common stock.

The March 2009 Warrant is exercisable at any time through and until March 31, 2014 for 1,070,000 shares of our common stock at an initial exercise price of $0.375 per share.  In the event of an event of default under the March 2009 Note and our failure to cure such default within the time permitted, the exercise price of the March 2009 Warrant will be reset to an amount equal to $0.0001 per share.  Additionally, the March 2009 Warrant provides the holder with customary "piggy-back" registration rights.  Pursuant to these piggy-back registration rights, if we propose to register any of our securities in connection with a primary offering for our own account or a secondary offering for selling stockholders, other than a registration on Form S-8 (relating to the issuance of equity securities in connection with employee benefit plans) or Form S-4 (relating to the issuance of equity securities in connection with an acquisition by us of another entity), we will give the holder the right to participate in such registration.  Expenses relating to these registrations are required to be paid by us.  The rights of the holder to participate in such registration is subject to cutback or elimination in an underwritten offering if the managing underwriter advises us that the amount of securities to be included exceeds the amount which can be sold in the offering.

The foregoing descriptions of the Term Loan Agreement, March 2009 Note and March 2009 Warrant are summaries only and are qualified in their entirety by reference to such documents, which are included as exhibits to this Annual Report on Form 10-K and incorporate herein by reference.

The Term Loan Agreement has been included as an exhibit to this Annual Report on Form 10-K pursuant to SEC requirements and to provide investors and security holders with information regarding its terms. It is not intended to provide any other factual information about the Company. The representations, warranties and covenants contained in the Term Loan Agreement were made only for purposes of such agreement and as of specific dates, were solely for the benefit of the parties to such agreement, and are subject to limitations agreed upon by the contracting parties, including being qualified, modified or limited by confidential disclosures exchanged between the parties in connection therewith. The representations and warranties may have been made for the purposes of allocating contractual risk between the parties to the agreement instead of establishing these matters as facts, and may be subject to standards of materiality applicable to the contracting parties that differ from those applicable to investors. Investors are not third-party beneficiaries under the Term Loan Agreement and should not rely on the representations, warranties and covenants or any descriptions thereof as characterizations of the actual state of facts or condition of the Company, the investor or any of their respective subsidiaries or affiliates. Moreover, information concerning the subject matter of the representations and warranties may change after the date of the Term Loan Agreement, which subsequent information may or may not be fully reflected in the Company’s public disclosures. Accordingly, the representations and warranties in the Term Loan Agreement should not be viewed or relied upon as statements of actual facts or the actual state of affairs of the Company or its subsidiaries or affiliates.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The following sets forth certain information about each of our executive officers and directors and their current positions with the Company.

Name	Age	Position(s) and Office(s) Held
John J. Barry IV	37	President, Chief Executive Officer and Chairman
Christopher Loughlin	36	Chief Operating Officer
Joseph Nickolson	40	Executive Vice President
John Barry III	63	Director
David Bensol	52	Director

Set forth below is a brief description of the background and business experience of each of our executive officers and directors.

John J. Barry IV has been our President, Chief Executive Officer and Chairman of the board of directors since December 2007. Mr. Barry also has been President and Chief Executive Officer of Holdings since May 2006 and a member of its board of directors since October 2005.  He also has served on the board of Holdings’ subsidiaries Bonds.com, Inc. and Insight Capital Management, LLC (formerly known as Bonds.com Wealth Management, LLC) since October 2007 and July 2007, respectively.  Mr. Barry has over 15 years of experience in developing trading operations from the start up phase to a profitable mature business operation.  Mr. Barry began his career in 1994 with G.X. Clarke, a government and agency bond dealer. From 1995 to August of 2000, Mr. Barry was employed by the broker-dealer services division of ABN-Amro - LaSalle National Bank in Boca Raton, Florida, where he served as an underwriter and trader of callable structured debt designed for retail and smaller institutions.  From 2000 to August 2002, Mr. Barry was employed by Amherst Securities as managing director/division head/partner where he was solely responsible for creating an agency trading division.  From August 2002 to August 2005, Mr. Barry was employed by Sovereign Bank as managing director/division head to increase its sales and trading product mix within its Securities Corporation.  Mr. Barry IV, founded Bonds.com in October of 2005. Mr. Barry graduated in 1994 with a Bachelor of Science degree in Psychology from Georgetown University.

Christopher Loughlin has been our Chief Operating Officer since December 2007.  Mr. Loughlin also has been the Chief Operating Officer of Holdings since December 2007.  He has also been the Secretary of the Board of Directors since December 2008. Mr. Loughlin is responsible for the marketing, technology and operations of our Bonds.com, Inc. subsidiary.  From April 2004 to December 2007, Mr. Loughlin was employed by Keane Inc., a provider of business and technology consulting services for several industries. His employment with Keane began in April 2004 at its predecessor company NetNumina Inc., where he served as Senior Manager until April 2005 and then as Client Partner until April 2006, when NetNumina was acquired by Keane. Shortly after such acquisition, Mr. Loughlin became Managing Director of Keane through May 2007 and then Vice President and Managing Director until December 2007. In August 2003, Mr. Loughlin was a co-founder and President of Tacto, LLC, a textile importer. Mr. Loughlin transferred his interest in Tacto to his partner prior to his being employed by NetNumina. From March 2003 to July 2003, Mr. Loughlin was a Product Director at Novell Inc. Prior to that from April 2000 to November 2002, Mr. Loughlin was a Director at Fort Point Partners, a financial services and retail systems integration firm based in San Francisco. Mr. Loughlin began his career as an Associate Director at Cambridge Technology Partners, an IT technology and business strategy consulting firm.  Mr. Loughlin received a B.S. in Economics and Finance from Bentley College and an MBA from the McCallum School in International Business.

Joseph Nikolson was appointed Executive Vice President of the Company and President of Bonds.com Inc. in March of 2009.  Prior to joining the Company, Mr. Nikolson served as Chief Growth Officer of TradeStation Group, Inc. (“TradeStation”) from February 2007 until January of 2009, and also served as President of TradeStation Securities, TradeStation’s principal operating subsidiary from May of 2003 until January of 2009. Mr. Nikolson served as Chief Operating Officer of TradeStation Securities from December 2000 through April 2003 and, from January 1999 through December 2000, served in various roles, including Chief Compliance Officer, at OnlineTrading.com, the predecessor to TradeStation Securities. Mr. Nikolson previously served as a director of TradeStation Europe Limited, and as TradeStation Securities’ membership representative at the Boston Options Exchange, Chicago Board Options Exchange, Chicago Stock Exchange, International Securities Exchange, NYSE ARCA and Philadelphia Stock Exchange. From November 1996 to January 1999, Mr. Nikolson was a principal of Olde Discount Corporation where his roles included the direct sales supervision and management of registered representatives in a six-state region. From 1994 to 1996, Mr. Nikolson was a derivatives analyst with National City Bank where he was responsible for overall valuation and risk management of the bank’s interest rate swap portfolio and related holdings. Mr. Nikolson received his bachelor’s and master’s degrees in Finance from Cleveland State University, and completed post-graduate research in International Finance at Kent State University, where he also served as a Teaching Fellow in the graduate school of business.

John Barry III has been a director of the Company since December 2007. He has also served as a member of the board of directors of Holdings since October 2005 and was the Secretary of Holdings from October 2005 until December 2007. Mr. Barry started his career in the Fixed Income markets in 1970, working at American Security and Trust as a portfolio manager. In 1974 he went to work at NCNB in Charlotte, North Carolina. There he ran funding for the corporation. In 1976 he was recruited by Goldman Sachs and spent his career working with major fixed income institutions.  He retired from Goldman in 1997. In 2000 he came out of retirement to work at Amherst Securities as a managing director/partner and office principal. In August 2002 he moved to Sovereign Bank where he was the office principal until August 2005.  Mr. Barry graduated from Georgetown University in 1967 with a Bachelor degree in Business, majoring in Finance.

David S. Bensol has been a director of the Company since September 2008.  Mr. Bensol has been President of Bensol Realty Corp., a commercial real estate company, since 1978, and a management consultant since January 2000. Mr. Bensol was the former CEO of Critical Home Care, a home medical equipment provider, which recently merged with Arcadia Resources, Inc. Mr. Bensol was the Executive Vice President and Director of Arcadia Resources, Inc. from May 2004 until his resignation from those positions in December 2004. In 2000, Mr. Bensol founded what eventually became Critical Home Care, through a series of acquisitions and mergers. Mr. Bensol received a BS Pharm. from St. Johns University, New York, and became a registered pharmacist in 1978.

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

Based on the foregoing definition, the board of directors has determined that David Bensol is the only current director who is an “independent director.”

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

The only member of our audit committee is Director David Bensol. The firm is in search of two additional appropriately qualified candidates. The audit committee performs the following functions: (1) selection and oversight of our independent accountant; (2) establishing procedures for the receipt, retention and treatment of complaints regarding accounting, internal controls and auditing matters; and (3) engaging outside advisors. The company is not a "listed company" under SEC rules and therefore its audit committee is not required to be comprised of only independent directors. The sole member of the audit committee is an independent director.  The audit committee does not include an independent director who is an "audit committee financial expert" within the meaning of the rules and regulations of the SEC. The board has determined, however, that the sole member of the audit committee is able to read and understand fundamental financial statements and has substantial business experience that results in that member's financial sophistication. Accordingly, the board believes that the sole member of the audit committee has the sufficient knowledge and experience necessary to fulfill his duties and obligations required to serve on the audit committee.

The only member of our compensation committee is John Barry III.  This committee has two primary responsibilities: (1) to establish, review and approve CEO compensation and to review and approve other senior executive compensation, and (2) to monitor our management resources, structure, succession planning, development and selection process as well as the performance of key executives. It also oversees our 2006 Equity Plan and any other compensation and equity-based plans.

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

During the year ended December 31, 2008, the Company paid health insurance premiums on behalf of one of its directors, John Barry III, in the amount of approximately $9,000.  No other compensation in any form was paid to the Company’s directors during the years ended December 31, 2008 and 2007.

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

In March 2008, we adopted a Code of Business Conduct and Ethics (“Code of Ethics”) that our employees, officers (including executive officers, which include our principal executive officer and principal financial and accounting officer and persons performing similar functions) and directors are asked to uphold. This Code of Ethics covers all of the above-described standards of conduct.

A copy of our Code of Ethics may be found on our website at www.bondsgroupinc.com.  We intend to satisfy any disclosure requirement under Item 5.05 of Form 8-K relating to any future amendments to or waivers from any provision of our Code of Ethics that relate to one or more of the items set forth in Item 406(b) of Regulation S-K by describing such amendments and/or waivers on such website, within four business days following the date of a waiver or a substantive amendment. Information on our Internet website is not, and shall not be deemed to be a part of this annual report on Form 10-K or incorporated into any other filings we make with the SEC.

Compliance with Section 16(a) of the Exchange Act

Section 16(a) of the Securities Exchange Act of 1934, as amended, generally requires our directors and executive officers and persons who own more than 10% of a registered class of our equity securities (“10% owners”) to file with the SEC initial reports of ownership and reports of changes in ownership of common stock and other equity securities of the Company. Directors and executive officers and 10% owners are required by SEC regulation to furnish us with copies of all Section 16(a) reports they file. To our knowledge, based solely on review of copies of the reports furnished to us and verbal representations that no other reports were required to be filed during the fiscal year ended December 31, 2008, all Section 16(a) filing requirements applicable to our directors, executive officers and 10% owners were met, except that: (1) John J. Barry IV failed to file a required Form 4 during 2008 to report three dispositions of shares of our common stock pursuant to gifts of interests in a limited liability company controlled by Mr. Barry that holds a portion of the registrable securities he beneficially owns, and (2) Christopher D. Moody failed to file required Form 4’s during 2008 to report four transactions, one of which involved an exercise of previously reported warrants and three of which involved acquisitions from the Company.  Mr. Barry’s delinquent transactions were report on a Form 5 that was timely filed in February 2009 and Mr. Moody’s delinquent transactions were reported on a Form 5 that was filed late in March 2009.

ITEM 11. EXECUTIVE COMPENSATION

The table below summarizes all compensation awarded to, earned by, or paid, during our last two completed fiscal years to (i) our President and Chief Executive Officer and (ii) our other most highly compensated executive officers whose total compensation exceeded $100,000 during our last fiscal year.

Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total Compensation ($)

John J. Barry IV	2008	$64,054	$—	$—	$—	$—	$—	$—	$64,054
President, CEO and Chairman (1)	2007	17,054	—	—	—	—	—	—	17,054
Christopher Loughlin	2008	150,000	2,500	—	—	—	—	—	152.500
Chief Operating Officer (2)	2007	—	—	—	—	—	—	—	-
William M. Bass	2008	79,461	—	—	120,267	—	—	—	199,728
Former Executive Vice President (3)	2007	85,542	1,844	—	120,267	—	—	—	207,653

1)	Mr. Barry currently is paid a salary of $16,000 per month and does not receive any additional compensation from the Company.

(2)	Mr. Loughlin currently is paid a salary of $12,500 per month and does not receive any additional compensation from the Company.

(3)
Mr. Bass commenced employment with Bonds.com Holdings in February 2007 and his employment was terminated in July of 2008. During 2007, Mr. Bass was paid salary in the aggregate amount of $59,375 and he agreed to defer payment of an additional $26,167 of salary which otherwise would have been payable to him under the provisions of his employment agreement. During 2008, Mr. Bass was paid a salary in the aggregate amount of $79,461, and also received payments totaling $20,615 in relation to his previously deferred salary. At March 30, 2009, outstanding deferred salary payable to Mr. Bass was $5,552.

Mr. Bass was also granted an option in February 2007 to purchase 1,652,899 shares of our common stock at an exercise price of $0.50 per share, which had vested with respect to 413,225 and 206,612 shares at December 31, 2008 and 2007, respectively. In July of 2008, Mr. Bass’s employment was terminated, resulting in the forfeiture of 1,239,674 in unvested shares and the reversal of 338,934 in previously recorded unamortized deferred stock-based compensation.

Outstanding Equity Awards at Fiscal Year-End

Option Awards
Name	Number of Securities Underlying Unexercised Options Exercisable	Number of Securities Underlying Unexercised Options Unexercisable	Option Exercise Price	Option Expiration Date

John J. Barry IV	—	—	$—	—
Christopher Loughlin	—	—	$—	—
William M. Bass (1)	413,225	—	$0.50	1/31/2017

(1)
On February 1, 2007, pursuant to the provisions of his Employment Agreement with Holdings, Mr. Bass was granted an option to purchase 263,719 shares of Holdings common stock, which was exchanged for options to purchase 1,652,899 shares of our common stock, at an exercise price of $0.50 per share.  The option, which is exercisable until February 1, 2017, vests with respect to one-eighth of the total number of shares available thereunder, after each six month period. The first of these vesting dates occurred on September 1, 2007. The option vested with respect to an additional 206,612 shares of common stock on February 1, 2008.  In July of 2008, Mr. Bass’ employment was terminated, resulting in the forfeiture of 1,239,674 in unvested shares.

Employment Agreements

There are currently no existing employment agreements; however, we do intend to enter into employment agreements with John Barry IV, Christopher Loughlin, and Joseph Nickolson before the end of the second quarter of 2009.

Equity Plan

2006 Equity Plan

On August 15, 2006, Holdings adopted its 2006 Equity Plan (the “Plan”).   The Plan provides for the grant of incentive stock options, non-statutory stock options and stock purchase rights to employees, directors, and consultants of Holdings (except for incentive stock options which may only be granted to employees).  Under the terms of the Plan, stock issued pursuant to the exercise of stock purchase rights are subject to repurchase by Holdings upon the termination of an employee’s employment.  The number of shares of Common Stock originally reserved for issuance under the Plan was 500,000 shares.

Upon the consummation of the Reverse Merger, we adopted and assumed the Plan. The total number of shares of our common stock reserved for issuance under the Plan is 3,133,824 shares after giving effect to the issuance of 6.2676504 shares of our common stock for each share of Holdings common stock converted in the Reverse Merger. As of the date of this Form 10-K, there is one option outstanding under the Plan that was granted to a non-executive employee for the purchase of 237,507 shares of common stock at an exercise price of $0.68 per share, and one option outstanding under the Plan that was granted to a former employee for the purchase of 413,225 shares of common stock at an exercise price of $0.50 per share.  As of the date of this Form 10-K, there are a total of 2,483,092 shares of common stock available for future issuance under the Plan. Since the Reverse Merger, we have not had the Plan approved by our stockholders and may only issue non-statutory stock options under it.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth, as of March 26, 2009, the number of shares of our common stock owned by (i) each person who is known by us to own of record or beneficially five percent (5%) or more of our outstanding shares, (ii) each of our directors, (iii) each of our executive officers and (iv) all of our directors and executive officers as a group. Unless otherwise indicated, each of the persons listed below has sole voting and investment power with respect to the shares of our common stock beneficially owned.

Name and Address of Beneficial Owner (1)	Number of Shares Beneficially Owned (2)	Percentage of Shares Beneficially Owned (3)
Directors and Executive Officers
John J. Barry IV (4)	20,714,992	33.8%
John Barry III	20,724,388	33.9%
Christopher Loughlin	—	—
David Bensol	—	—
Joseph Nikolsen	—	—
Five Percent Beneficial Owners
Christopher Moody (5)	7,405,604	11.3%

All directors and executive officers as a group (5 persons)	41,439,380	67.7%

(1)	The address of such persons is the Company's offices at 1515 South Federal Highway, Suite 212, Boca Raton, Florida 33432.

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

(3)
Based upon 61,216,590 shares of common stock issued and outstanding. In calculating the percentage of shares beneficially owned by each person in the table above, any security which such person has the right to acquire within 60 days is also deemed outstanding solely for calculating such person’s percentage beneficially owned.

(4)
Includes 10,000,000 shares of common stock held by Otis Angel LLC, in which Mr. Barry is the sole managing member and has a 39.75% pecuniary interest. Mr. Barry disclaims beneficial ownership of the shares of common stock owned by Otis Angel LLC except to the extent of his pecuniary interest therein. Also includes 3,000,000 shares of common stock held directly by Mr. Barry and 7,714,9992 shares of common stock held indirectly through two wholly-owned limited liability companies and a revocable trust in which Mr. Barry is the sole trustee and income beneficiary. Of the shares beneficially owned by Mr. Barry indirectly through a wholly-owned limited liability company, 4,500,000 are pledged as security for a loan to the Company by an unrelated investor.

(5)
Includes the following shares held by the Christopher D. Moody Revocable Trust, of which Christopher D. Moody is the sole trustee and income beneficiary: (i) 3,116,171 shares of common stock, (ii) 857,900 shares of common stock issuable upon the exercise of warrants that are exercisable within 60 days and (iii) 3,431,533 shares of common stock issuable upon the conversion of promissory notes (the “Convertible Notes”) that are convertible within 60 days. The Convertible Notes are convertible into shares of Common Stock at a conversion price equal to the lesser of $0.375 per share and the price at which the Issuer may issue Common Stock in future transactions (subject to certain excluded transactions). For purposes of calculating the number of shares of common stock beneficially owned by the Mr. Moody, $0.375 is the assumed conversion price for the Convertible Notes. Does not include 1,591,395 shares of common stock or 135,869 shares of common stock issuable on warrants held by Valhalla Investment Partners, L.P. (“Valhalla LP”). The reporting person formerly was an officer of Valhalla LP’s general partner, Valhalla Management, Inc. (“Valhalla Management”). The reporting person does not have or share voting or dispositive power over the securities owned by Valhalla LP. Does not include 189,346 shares of common stock and 94,680 shares of common stock issuable on the exercise of warrants held by irrevocable trusts for the benefit of the reporting persons children with respect to which the reporting person does not have or share voting or dispositive power..

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

General

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

Loans from Officers and Directors

On January 29, 2008, one of our directors, John Barry III, and a former director and 11.3% beneficial shareholder of the Company, Christopher D. Moody, provided credit lines to us in an aggregate principal amount of up to $250,000 for a total of $500,000. The outstanding principal amounts of these loans accrue interest at a rate of 10% per annum and all outstanding principal and interest is due and payable on or before December 31, 2008 (the “Maturity Date”). On September 22, 2008, the $250,000 due to Christopher D. Moody was converted into a secured convertible promissory note as discussed below.  On March 26, 2009, the Company amended the $250,000 promissory note with John Barry III to extend the maturity date to April 15, 2010.  In addition, the interest rate on the promissory note was increased from 10% per annum to 15% per annum, effective as of December 31, 2008.

From September 2006 through August 2007, John Barry III, one of our directors, made loans to Holdings in the aggregate principal amount of $363,000. The entire outstanding principal amount of these loans and all accrued interest, in the amount of $391,126 was repaid on November 20, 2007.

The Christopher D. Moody Revocable Trust, of which a former director and 11.3% beneficial shareholder of the Company, Christopher D. Moody, is sole trustee and income beneficiary, made loans to Holdings in an aggregate principal amount of $650,000 from July 2007 through September 2007, which loans bear interest at a rate of 12% per annum and mature at various times from June 2008 through July 2008. The Christopher D. Moody Revocable Trust also made loans to Holdings in an aggregate principal amount of $200,000 in September and October 2007. These loans were converted in the October 2007 Offering.

On September 24, 2008, an aggregate of $1,440,636 of previously outstanding notes payable and accrued interest due to Christopher D. Moody and Valhalla Investment Partners (“Valhalla”), an investment fund formerly co-managed by Mr. Moody, was converted to new convertible notes payable bearing interest at 10% per annum, with principal and accrued interest due at maturity on September 24, 2010, and with principal and accrued interest being convertible into common stock at any time prior to maturity at a conversion price of $0.375 per share. The new notes issued on conversion of previously outstanding notes payable to Christopher D. Moody were issued to the Christopher D. Moody Revocable Trust.

On December 12, 2008, the Company issued an additional $50,000 of convertible notes payable to The Christopher D. Moody Revocable Trust.  The notes bear interest at 10% per annum, with principal and accrued interest due at maturity on September 24, 2010, and with principal and accrued interest being convertible into common stock at any time prior to maturity at a conversion price of $0.375 per share.

Outstanding Indebtedness to Keating Investments

In connection with the Reverse Merger, the Company agreed to pay Keating Investments an advisory fee of $500,000. This fee was payable to Keating Investments for advisory services relating to (1) the identification of the Company to Bonds.com Holdings, Inc., at the time that the Company was known as IPORUSSIA, Inc., a shell company without any operations whose shares of common stock traded on the OTC Bulletin Board, for the purpose of consummating the Reverse Merger and (2) the provision of advisory services during the period from September 2007 through the closing of the Reverse Merger on December 21, 2007. The Company paid $250,000 of this fee to Keating Investments, on or before the closing of the Reverse Merger and issued a promissory note in the principal amount of $250,000 for the remainder of such fee. The promissory note, which bears interest at a rate of 10% per annum, was originally payable on the earlier to occur of: (1) June 21, 2008 or (2) the date on which the Company consummated a public offering of equity securities resulting in gross proceeds equal to or in excess of $5,000,000.

In September of 2008, the Company amended its note payable with Keating Investments pursuant to which: (1) the original maturity date of June 21, 2008 was extended until December 31, 2009, (2) repayment of principal and interest can be accelerated in the event that the Company raises certain amounts of capital, (3) monthly principal payments of $7,500 are required beginning on April 30, 2009 and each month thereafter until the maturity date, (4) penalty interest that might have otherwise been due following the original maturity date was waived, and (5) the ability of the Company to repay principal and accrued interest through the issuance of common stock was eliminated.

Provision of Accounting and Financial Reporting Services

Effective May 1, 2008, the Company and Keating Investments entered into an informal, month-to-month arrangement, under which Keating Investments provided a broad range of accounting and financial reporting related services to the Company for monthly fees ranging from $5,000 to $7,500, exclusive of out-of-pocket expenses.  During the period from May 1, 2008 through December 31, 2008, Keating Investments billed an aggregate of $45,000 in monthly fees to the Company for services rendered under the informal, month-to-month arrangement, with  $35,000 of these fees remaining unpaid at December 31, 2008.  In February of 2009, Keating Investments ceased rendering accounting and financial reporting related services to the Company.

Agreements entered into upon Consummation of Reverse Merger

Additionally, in connection upon the consummation of the Reverse Merger, we entered into the following agreements and transactions with certain of our directors and executive officers:

Lock-Up Agreement

Messrs. John Barry III and John J. Barry IV, who, in the aggregate, own greater than 50% of the issued outstanding shares of our common stock, each entered into a lock-up agreement restricting the transfer of their shares of common stock. Subject to the right to make transfers to: family members; trusts, the beneficiaries of which may be either John Barry III or John J. Barry IV, as the case may be, and/or family members of that person; or an entity wholly-owned by any of those persons, each agreed not to transfer his shares of common stock until December 21, 2008;  provided, however, that beginning June 21, 2008 John Barry III was permitted to transfer such number of his shares of common stock, during each 90-day period, as was equal to 1% of the issued outstanding shares of common stock of the Company, subject to any restrictions on transfer pursuant to applicable securities laws; however, no such transfers have been made under this agreement through the date of this report

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

Our principal outside auditor is Daszkal Bolton LLP. Set forth below are the fees and expenses for Daszkal Bolton LLP for each of the last two years for the following services provided to us:
	2008	2007

Annual Audit Fees	$144,022	$81,000

Audit-Related Fees	$62,131	$45,850

Tax Fees	$6,500	$—

Other Fees	$—	—

Total Fees	$212,653	$126,850

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

3.1	Certificate of Incorporation of IPORUSSIA, INC., as filed with the Secretary of State of Delaware on April 1, 2002 (2)

3.2	Certificate of Amendment of Certificate of Incorporation before payment of capital, as filed with the Secretary of State of the State of Delaware on April 1, 2002 (2)

3.3	Certificate of Ownership and Merger filed with the Secretary of Delaware on December 21, 2007 (1)

3.4	By-laws (2)

4.1	Specimen Common Stock Certificate (3)

4.2	Form of Warrant (1)

4.3	Form of Placement Agent Warrant (3)

4.4	Bonds.com Group, Inc. 2006 Equity Plan (1)

4.5	Stock Option Agreement between Bonds.com Holdings, Inc. (f/k/a Bonds Financial, Inc.) and William M. Bass dated as of February 1, 2007 (1)

4.6	Form of 12% Promissory Note (1)

4.7	Form of Investment Agreement between Bond.com Holdings, Inc. and each of the investors in the October 2007 Offering (1)

4.8	Promissory Note issued to Keating Investments, LLC dated December 21, 2007 (1)

4.9	Grid Promissory Note with John Barry III dated January 29, 2008 (4)

4.10	Grid Promissory Note with Christopher D. Moody dated January 29, 2008 (4)

10.1	Employment Agreement among Bonds.com Holdings, Inc. (f/k/a Bonds Financial, Inc.), Bonds.com, Inc. and William M. Bass dated as of February 1, 2007 (1)

10.2	Placement Agent Agreement dated October 5, 2007 between Bonds.com Holdings, Inc. and Keating Securities, LLC (1)

10.3	Registration Rights Agreement dated as of October 19, 2007 by and among Bonds.com Holdings, Inc. and each of the investors in the October 2007 Offering (1)

10.4	Registration Rights Agreement dated as of December 21, 2007, by and among IPORUSSIA, Inc., KI Equity Partners VI, LLC , Kevin R. Keating (“Keating”) and Garisch Financial, Inc. (1)

10.5	Lock-Up Agreement dated as of December 21, 2007, by and between IPORUSSIA, Inc. and John J. Barry IV (1)

10.6	Lock-Up Agreement dated as of December 21, 2007, by and between IPORUSSIA, Inc. and John Barry III (1)

10.7	Contribution Agreement (Domain Name Bonds.com) (1)

10.8	Software License Agreement dated as of August 16, 2006 between Decision Software, Inc. and Bonds.com Holdings, Inc. (f/k/a Bonds Financial, Inc.)* (1)

10.9	License Agreement dated as of February 19, 2007 between Valubond Securities, Inc. and Bonds.com Holdings, Inc. (f/k/a Bonds Financial, Inc.)* (1)

10.10	Agreement entered into as of September 11, 2006 between Radianz Americas, Inc. and Bonds.com Holdings, Inc. (f/k/a Bonds Financial, Inc.) (1)

10.11	Office Lease Agreement dated as of October 1, 2007 by and between 1515 Associates, Ltd. and Bonds.com Holdings, Inc. (Boca Raton, FL Lease) (1)

10.12	Office Lease Agreement dated as of October 10, 2007 by and between Executive Support Services, Inc. and Bonds.com Inc. (Naples, FL Lease - Suite #9) (1)

10.13	Office Lease Agreement dated as of November 13, 2007 by and between Executive Support Services, Inc. and Bonds.com Inc. (Naples, FL Lease - Suite #8) (1)

10.14	Office Lease Agreement dated as of November 13, 2007 by and between Executive Support Services, Inc. and Bonds.com Inc. (Naples, FL Lease - Suite #4) (1)

10.15	Lease Agreement dated as of September 18, 2006 by and between 100 North Washington, LLC and Bonds.com Holdings, Inc. (f/k/a Bonds Financial, Inc.) (Sarasota, FL Lease) (1)

10.16	Release Agreement by and between IPORUSSIA, INC. and Vladimir Kuznetsov dated March 22, 2007 (5)

10.17	Release Agreement by and between IPORUSSIA, INC. and the Estate of Leonard W. Suroff dated March 22, 2007 (5)

10.18	Release Agreement by and between IPORUSSIA, INC. and Richard Bernstein dated March 22, 2007 (5)

10.19	Indemnity Agreement by and among IPORUSSIA, INC., Vladimir Kuznetsov, Mark R. Suroff and Richard Bernstein dated March 22, 2007 (5)

10.20	Management Agreement by and between IPORUSSIA, INC. and Vero Management, L.L.C. dated March 26, 2007 (6)

10.21	Consulting Agreement dated as of December 21, 2007 between After Market Support, LLC and Bonds.com Holdings, Inc. (1)

10.22	Bonds.com Group, Inc. Commercial Term Loan Agreement dated March 31, 2009 (7)

10.23	Commercial Term Promissory Note dated March 31, 2009 (7)

10.24	Bonds.com Holdings, Inc. Guaranty dated March 31, 2009 (7)

10.25	Bonds.com Group, Inc. Common Stock Purchase Warrant dated March 31, 2009 (7)

10.26	Amendment dated March 26, 2009 to Promissory Note dated January 29, 2009 issued to John Barry III (7)

10.27	Secured Convertible Note and Warrant Purchase Agreement dated September 24, 2008 (8)

10.28	Security Agreement dated September 24, 2008 (8)

10.29	Form of Bonds.com Group, Inc. Secured Convertible Promissory Note (8)

10.30	Amendment dated December 1, 2008 to the Secured Convertible Note and Warrant Purchase Agreement (8)

10.31	Amendment dated as of February 3, 2009 to the Secured Convertible Note and Warrant Purchase Agreement and the Security Agreement (8)

10.32	Form of Bonds.com Group, Inc. Common Stock Warrant (8)

10.33	Amendment dated September 17, 2008 to the Promissory Note of Bonds.com Group, Inc. originally issued to Keating Investments, Inc. on December 21, 2007. (10)

10.34	Amendment to Grid Secured Promissory Note with Christopher D. Moody dated July 8, 2008. (11)

10.35	Amendment to Grid Secured Promissory Note with Valhalla Investment Partners dated July 8, 2008. (11)

10.36	Separation and General Release among Roger Rees, Bonds.com Group, Inc., Bonds.com Holdings, Inc. and Bonds.com Inc. dated May 12, 2008. (12)

10.37
Payment Agreement dated May 14, 2008 by and between Bonds.com Holdings, Inc. and John Barry III on their own behalf, and on behalf of its executors, administrators, successors and/or assigns and Kestrel Technologies, LLC a/k/a Kestrel Technologies, Inc. and Edward L. Bishop III on their own behalf, and on behalf of their heirs, executors, administrators, successors and/or assigns. (12)

10.38	Grid Secured Promissory Note with Christopher D. Moody dated April 24, 2008. (13)

10.39	Grid Secured Promissory Note with Valhalla Investment Partners dated April 24, 2008. (13)

14	Code of Business Conduct and Ethics (3)

21	Subsidiaries of the Company (3)

31.1	Certification of Principal Executive Officer and Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (7)

32.1	Certification of Principal Executive Officer and Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (7)

 *Confidential treatment requested with respect to portions of this document

(1)	Incorporated by reference from the Company’s Registration Statement on Form S-1 (formerly Form SB-2) filed with the SEC on December 28, 2007 (File No. 333-148398) and any and all amendments thereto

(2)	Incorporated by reference from the Company’s Registration Statement on Form SB-2 filed with the SEC on August 16, 2002 (File No. 333-98247)

(3)	Incorporated by reference from the Company's Annual Report on Form 10-K filed with the SEC on March 31, 2008 (File No. 000-51076)

(4)	Incorporated by reference from the Company’s Current Report on Form 8-K filed with the SEC on February 1, 2008 (File No. 000-51076)

(5)	Incorporated by reference from the Company’s Current Report on Form 8-K filed with the SEC on March 26, 2007 (File No. 000-51076)

(6)	Incorporated by reference from the Company’s Current Report on Form 8-K filed with the SEC on March 27, 2007 (File No. 000-51076)

(7)	Filed herewith

(8)	Incorporated by reference from the Company’s Current Report on Form 8K filed with the SEC on February 5, 2009 (File No. 000-51076)

(9)	Incorporated by reference from the Company’s Current Report on Form 8K filed with the SEC on November 14, 2008 (File No. 000-51076)

(10)	Incorporated by reference from the Company’s Current Report on Form 8K filed with the SEC on September 2, 2008 (File No. 000-51076)

(11)	Incorporated by reference from the Company’s Current Report on Form 8K filed with the SEC on July 14, 2008 (File No. 000-51076)

(12)	Incorporated by reference from the Company’s Current Report on Form 8K filed with the SEC on May 15, 2008, 2008 (File No. 000-51076)

(13)	Incorporated by reference from the Company’s Current Report on Form 8K filed with the SEC on April 30, 2008 (File No. 000-51076)

(14)	Incorporated by reference from the Company’s Current Report on Form 8K filed with the SEC on April 7, 2008 (File No. 000-51076)

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

BONDS.COM GROUP, INC.

Dated: April 1, 2009	By:	/s/ John J. Barry IV
John J. Barry IV
President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this Annual Report on Form 10-K has been signed by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Name	Title	Date

/s/ John J. Barry IV	President Chief Executive Officer, Chairman	April 1, 2009
John J. Barry IV	(Principal Executive Officer, Principal Financial and Accounting Officer)

/s/ John Barry III	Director	April 1, 2009
John Barry III

/s/ David Bensol	Director	April 1, 2009
David Bensol

BONDS.COM GROUP, INC.

FINANCIAL STATEMENTS

December 31, 2008 and 2007

October 18, 2005 (Inception) to December 31, 2008

TABLE OF CONTENTS

Report of Independent Registered Public Accounting Firm	65

Consolidated Balance Sheets as of December 31, 2008 and 2007	66

Consolidated Statements of Operations for the period from October 18, 2005 (Inception) to December 31, 2008 and for the years ended December 31, 2008 and 2007	67

Consolidated Statements of Changes in Stockholders’ Equity for the period from October 18, 2005 (Inception) to December 31, 2008	68

Consolidated Statements of Cash Flows for the period from October 18, 2005 (Inception) to December 31, 2008 and for the years ended December 31, 2008 and 2007	70

Notes to Consolidated Financial Statements	72

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders
Bonds.com Group, Inc.

We have audited the accompanying consolidated balance sheets of Bonds.com Group, Inc. (a Development Stage Company) as of December 31, 2008 and 2007, and the related consolidated statements of operations, changes in stockholders’ equity and cash flows for the years then ended and for the period from October 18, 2005 (inception) through December 31, 2008. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Bonds.com Group, Inc. and subsidiaries at December 31, 2008 and 2007, and the results of its operations and its cash flows for the years then ended and for the period from October 18, 2005 (inception) through December 31, 2008, in conformity with accounting principles generally accepted in the United States of America.

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

/s/ Daszkal Bolton LLP

Boca Raton, Florida
April 1, 2009

BONDS.COM GROUP, INC.
(A DEVELOPMENT STAGE COMPANY)
CONSOLIDATED BALANCE SHEETS
DECEMBER 31, 2008 AND 2007

	2008	2007
ASSETS
Current assets:
Cash and cash equivalents	$214,624	$1,046,150
Investment in certificate of deposit	49,380	119,570
Accrued interest receivable	2,635	2,950
Prepaid expenses and other current assets	342,586	84,260
Total current assets	609,225	1,252,930

Property and equipment, net	285,782	450,238
Intangible assets, net	1,168,309	1,292,315
Other assets	156,717	201,106
Restricted cash	72,000	72,000
Total assets	$2,292,033	$3,268,589

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

Current liabilities:
Accounts payable and accrued expenses	$1,209,728	$459,939
Obligations under capital leases, current portion	28,612	107,912
Notes payable, related parties	650,000	-
Notes payable, other	274,077	272,343
Total current liabilities	2,162,417	840,194
Long-term liabilities:
Obligations under capital leases, net of current portion	-	28,612
Notes payable, other, net of current portion	25,933	50,010
Convertible notes payable, related parties, net of debt discount	1,307,295	-
Convertible notes payable, other, net of debt discount	374,668	-
Deferred rent	36,695	16,277
Total liabilities	3,907,008	935,093

Commitments and contingencies

Stockholders' equity (deficit)
Preferred stock $.0001 par value; 1,000,000 authorized; none issued no shares issued and outstanding	-	-
Common stock $0.001 par value; 150,000,000 authorized; 61,216,590 and 60,932,551 issued and outstanding, respectively	6,121	6,093
Additional paid in capital	9,023,641	8,727,522
Deferred compensation	(37,136)	(466,428)
Deficit accumulated during the development stage	(10,607,601)	(5,933,691)
Total stockholders' equity (deficit)	(1,614,975)	2,333,496
Total liabilities and stockholders' equity (deficit)	$2,292,033	$3,268,589

See the accompanying notes to the consolidated financial statements.

BONDS.COM GROUP, INC.
(A DEVELOPMENT STAGE COMPANY)
CONSOLIDATED STATEMENTS OF OPERATIONS
FOR THE PERIOD FROM OCTOBER 18, 2005 (INCEPTION) TO DECEMBER 31, 2008
AND FOR THE YEARS ENDED DECEMBER 31, 2008 AND 2007

	For the Period From
	October 18, 2005	For the	For the
	(Inception) to	Year Ended	Year Ended
	December, 31 2008	December, 31 2008	December 31, 2007

Revenues	$900,714	$863,030	$37,684

Cost of sales	141,743	135,247	6,496

Gross margin	758,971	727,783	31,188

Operating expenses:
Technology and communications	1,993,576	1,228,656	279,347
Software and support	858,547	128,713	108,230
Payroll and related costs	3,212,472	1,855,985	1,027,404
Rent and occupancy	614,888	355,445	195,820
Legal, accounting, and other professional fees	2,466,599	956,140	1,257,625
Travel and entertainment	245,554	127,039	94,375
Marketing and advertising	393,465	299,195	94,270
Other operating expenses	979,346	325,128	888,015
Royalties	200,000	-	120,000
Depreciation	265,041	158,544	93,478
Amortization	295,232	190,147	99,885
Total operating expenses	11,524,720	5,624,992	4,258,449

Loss from operations	(10,765,749)	(4,897,209)	(4,227,261)

Other income (expense):
Interest income	22,048	15,552	5,250
Interest expense	(348,062)	(276,415)	(70,355)
Other income	319,950	319,950	-
Other expense	(105,850)	(105,850)	-
Total other income (expense)	(111,914)	(46,763)	(65,105)

Net loss before taxes	$(10,877,663)	$(4,943,972)	$(4,292,366)

Income tax benefit	$270,062	$270,062	$-

Net loss applicable to common stockholders	$(10,607,601)	$(4,673,910)	$(4,292,366)

Loss per share - basic and diluted		$(0.08)	$(0.10)

Weighted average shares outstanding-Basic and diluted		61,203,397	44,287,242

See the accompanying notes to the consolidated financial statements.

BONDS.COM GROUP, INC.
(A DEVELOPMENT STAGE COMPANY)
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY (DEFICIT)
FOR THE PERIOD FROM OCTOBER 18, 2005 (INCEPTION) TO DECEMBER 31, 2008

						Deficit
						Accumulated
			Additional			During The
	Common Stock		Paid-In	Subscription	Deferred	Development
	Shares	Amount	Capital	Receivable	Compensation	Stage	Total

Balance, October 18, 2005 (Inception)	-	$-	$-	$-	$-	$-	$-

Stock issued for cash and subscription receivable	34,472,097	3,447	496,553	(350,000)	-	-	150,000
Net loss	-	-	-	-	-	(135,595)	(135,595)
Balance, December 31, 2005	34,472,097	3,447	496,553	(350,000)	-	(135,595)	14,405
Proceeds from subscription receivable	-	-	-	350,000	-	-	350,000
Stock issued for services	1,662,544	166	26,360	-	-	-	26,526
Stock issued for cash	3,388,475	339	1,599,661	(400,000)	-	-	1,200,000
Net loss	-	-	-	-	-	(1,505,730)	(1,505,730)

Balance, December 31, 2006	39,523,116	3,952	2,122,574	(400,000)	-	(1,641,325)	85,201

Proceeds from subscription receivable	-	-	-	400,000	-	-	400,000
Stock issued for cash and subscription receivable	146,380	15	99,985	-	-	-	100,000
Stock issued for domain name	7,584,672	758	849,242	-	-	-	850,000
Grant of stock options for deferred compensation	-	-	599,073	-	(599,073)	-	-
Amortization of deferred compensation	-	-	-	-	132,645	-	132,645
Stock issued to settle notes, loans payable and accrued interest	2,051,985	205	1,081,967	-	-	-	1,082,172
Stock and warrants issued for cash, net of issuance costs	7,100,476	710	3,374,394	-	-	-	3,375,104
Stock and warrants issued for cash and settlement of notes payable	1,136,075	114	599,886	-	-	-	600,000
Stock issued in connection with net assets of IPORussia	3,389,847	339	401	-	-	-	740

Net loss	-	-	-	-	-	(4,292,366)	(4,292,366)

Balance, December 31, 2007	60,932,551	$6,093	$8,727,522	$-	$(466,428)	$(5,933,691)	$2,333,496
Continued…

BONDS.COM GROUP, INC.
(A DEVELOPMENT STAGE COMPANY)
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY (DEFICIT)
FOR THE PERIOD FROM OCTOBER 18, 2005 (INCEPTION) TO DECEMBER 31, 2008

Continued…						Deficit
						Accumulated
			Additional			During The
	Common Stock		Paid-In	Subscription	Deferred	Development
	Shares	Amount	Capital	Receivable	Compensation	Stage	Total

Balance, December 31, 2007	60,932,551	$6,093	$8,727,522	$-	$(466,428)	$(5,933,691)	$2,333,496
Issuance of common stock upon exercise of warrants	284,039	28	187,438	-	-	-	187,466
Fair value of common stock warrants issued in conjunction with convertible promissory notes, net of applicable deferred taxes of $159,633	-	-	264,585	-	-	-	264,585
Beneficial conversion feature associated with convertible promissory notes, net of applicable deferred taxes of $110,429	-	-	183,030	-	-	-	183,030
Reversal of unamortized deferred stock-based compensation upon employee termination	-	-	(338,934)	-	338,934	-	-
Amortization of deferred compensation	-	-	-	-	90,358	-	90,358
Net loss	-	-	-	-	-	(4,673,910)	(4,673,910)

Balance, December 31, 2008	61,216,590	$6,121	$9,023,641	$-	$(37,136)	$(10,607,601)	$(1,614,975)

See the accompanying notes to the consolidated financial statements.

BONDS.COM GROUP, INC.
(A DEVELOPMENT STAGE COMPANY)
CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE PERIOD FROM OCTOBER 18, 2005 (INCEPTION) TO DECEMBER 31, 2008
AND FOR THE YEARS ENDED DECEMBER 31, 2008 AND 2007

	For the Period From
	October 18, 2005	For the
	(Inception) to	Year Ended	For the
	December 31, 2008	December 31, 2008	Year Ended December 31, 2007
Cash flows from operating activities:
Net loss	$(10,607,601)	$(4,673,910)	$(4,292,366)
Adjustments to reconcile net loss to net cash used in operating activities:
Income tax benefit	(270,062)	(270,062)	-
Depreciation	265,041	158,544	93,478
Amortization	295,232	190,147	99,885
Impairment of property and equipment	33,240	-	33,240
Share-based compensation	249,529	90,358	132,645
Amortization of debt discount	84,004	84,004	-
Changes in operating assets and liabilities:
Accrued interest receivable	(2,635)	315	(1,967)
Prepaid expenses and other assets	(490,273)	(213,937)	(259,852)
Accounts payable and accrued expenses	1,195,548	801,474	394,074
Advances payable-related parties	(65,284)	-	(65,284)
Notes payable	334,052	-	250,000
Deferred rent	36,695	20,418	16,277
Net cash used in operating activities	(8,942,514)	(3,812,649)	(3,599,870)

Cash flows from investing activities:
Purchases of property and equipment	(385,354)	(5,137)	(303,610)
Purchases of intangible assets	(563,541)	(66,141)	(344,627)
Proceeds invested in broker-dealer	(50,000)	-	(50,000)
Cash received upon maturity of certificates of deposit	119,570	119,570	-
Proceeds invested in certificate of deposit	(168,950)	(49,380)	(74,570)
Net cash used in investing activities	(1,048,275)	(1,088)	(772,807)

Continued…

BONDS.COM GROUP, INC.
(A DEVELOPMENT STAGE COMPANY)
CONSOLIDATED STATEMENTS OF CASH FLOWS, CONTINUED
FOR THE PERIOD FROM OCTOBER 18, 2005 (INCEPTION) TO DECEMBER 31, 2008
AND FOR THE YEARS ENDED DECEMBER 31, 2008 AND 2007

	For the Period From
	October 18, 2005	For the
	(Inception) to	Year Ended	For the
	December 31, 2008	December 31, 2008	Year Ended December 31,2007

Cash flows from financing activities:
Advances received from related parties	$65,284	$-	$-
Proceeds received from notes payable, related parties	4,116,984	2,050,000	1,990,000
Repayments of notes payable, related parties	(412,029)	-	(412,029)
Proceeds from convertible notes payable	875,000	875,000	-
Proceeds from notes payable	72,353	-	72,353
Principal payments on notes payable	(22,343)	(22,343)	-
Principal payments on obligations under capital leases	(181,146)	(107,912)	(73,234)
Proceeds from stock issued for cash, net of issuance costs	4,825,104	-	3,475,104
Proceeds from exercise of common stock warrants	187,466	187,466	-
Collections from stock subscriptions receivable	750,000	-	400,000
Restricted cash	(72,000)	-	(72,000)
Reverse merger acquisition	740	-	740
Net cash provided by financing activities	10,205,413	2,982,211	5,380,934

Net increase (decrease) in cash and cash equivalents	214,624	(831,526)	1,008,257

Cash and cash equivalents - beginning of period	-	1,046,150	37,893

Cash and cash equivalents - end of period	$214,624	$214,624	$1,046,150

Supplemental disclosure of cash activities:
Interest paid	$82,050	$15,245	$70,355

Supplemental disclosure of non-cash investing and financing activities:
Stock issued for stock subscription receivable	$750,000	$-	$-
Acquisition of leased property under capital leases	$209,758	$-	$104,879
Issuance of stock to acquire domain name	$850,000	$-	$850,000
Issuance of stock to settle related party notes payable and interest	$1,082,172	$-	$1,082,172
Conversion of notes payable and accrued interest due to related parties to convertible notes payable	$1,440,636	$1,440,636	$-
Debt discount on convertible notes payable	$717,677	$717,677	$-
Cancellation of unvested share-based compensation awards	$338,934	$338,934	$-

See the accompanying notes to the consolidated financial statements.

BONDS.COM GROUP, INC.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 - DESCRIPTION OF BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Description of Business

Bonds.com Holdings, Inc. was incorporated in the State of Delaware on October 18, 2005 under the name Bonds Financial, Inc. On June 14, 2007, an amendment was filed thereby changing the name from Bonds Financial, Inc. to Bonds.com Holdings, Inc. Bonds.com Holdings, Inc. is a development stage company since it has generated no significant revenues to date and devotes most of its activities toward raising capital and implementing its business plan. On October 4, 2007, Bonds.com Holdings, Inc. acquired Pedestal Capital Markets, Inc. (“Pedestal”), an existing FINRA registered broker dealer entity and was subsequently renamed Bonds.com, Inc.  Bonds.com, Inc., offers corporate bonds, municipal bonds, agency bonds, certificates of deposit, and U.S. Treasuries to potential customers via Bonds.com Holdings, Inc.’s software and website, www.bondstation.com. After final testing of its software and fully staffing its back office operations, Bonds.com Holdings, Inc. commenced initial operations during December 2007.

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

Principles of Consolidation

The accompanying consolidated financial statements include the accounts of Bonds.com Group, Inc., Bonds.com Holdings, Inc., Bonds.com, Inc., Bonds.com, LLC and Insight Capital Management, LLC.  These entities are collectively referred to as the “Company”.

All material inter-company transactions have been eliminated in consolidation.

Reclassifications

Certain reclassifications have been made to the accompanying condensed consolidated financial statements as of December 31, 2007, for the year ended December 31, 2007 and for the cumulative period from October 18, 2005 (Inception) through December 31, 2008 to conform to the current period presentation. These reclassifications had no impact on the Company’s financial position or results of operations.

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

Revenue Recognition

Revenues generated from securities transactions and the related commissions are recorded on a settlement date basis as the transactions are settled.

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

Impairment of Long-Lived Assets

The Company reviews its long-lived assets for impairment whenever events or changes indicate that the carrying amount of an asset or group of assets may not be recoverable. For purposes of evaluating the recoverability of long-lived assets, the recoverability test is performed using undiscounted net cash flows related to the long-lived assets. During 2007, leasehold improvements to the Company’s Boca Raton, Florida office space were impaired when it was determined that the tenant sub-lessor from which the Company was subleasing failed to make the required monthly payments to the primary lessor. During October 2007, the Company negotiated and entered into a new lease with the lessor for different office space within the same office building. The landlord allowed the Company to continue to occupy the old office space while improvements were made to the new office space and as a result, the leasehold improvements made to the old space were written off in 2007. Accordingly, an impairment loss of $21,365 was recognized in other operating expenses in the accompanying statement of operations for the period from October 18, 2005 (Inception) to December 31, 2008.   There were no impairment losses recorded during the year ended December 31, 2008.

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

Marketing and Advertising Costs

Marketing and advertising costs are expensed as incurred. Marketing and advertising expenses for the cumulative period from October 18, 2005 (Inception) to December 31, 2008, the year ended December 31, 2008, and the year ended December 31, 2007 were $393,465, $299,195, and $94,270, respectively.

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

Recent Accounting Pronouncements

In March 2008, the FASB issued SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities – an amendment of SFAS No. 133.” This Statement amends and expands the disclosure requirements by requiring qualitative disclosures about objectives and strategies for using derivatives, quantitative disclosures about fair value amounts of, and gains and losses on, derivative instruments, and disclosures about credit risk-related contingent features in derivative agreements. SFAS No. 161 is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008.

In April 2008, the FASB approved FSP FAS 142-3, “Determination of the Useful Life of Intangible Assets.” FSP FAS 142-3 amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset under SFAS No. 142, “Goodwill and Other Intangible Assets.” FSP FAS 142-3 is effective for the Company’s fiscal year beginning January 1, 2009, with early adoption prohibited.

In May 2008, the FASB approved FSP APB 14-1, “Accounting for Convertible Debt Instruments That May Be Settled in Cash upon Conversion (Including Partial Cash Settlement).” FSP APB 14-1 clarifies that convertible debt instruments that may be settled in cash upon conversion (including partial cash settlement) are not addressed by paragraph 12 of APB Opinion No. 14, “Accounting for Convertible Debt and Debt issued with Stock Purchase Warrants.” Additionally, FSP APB 14-1 specifies that issuers of such instruments should separately account for the liability and equity components in a manner that will reflect the entity’s nonconvertible debt borrowing rate when interest cost is recognized in subsequent periods. FSP APB 14-1 is effective for the Company’s fiscal year beginning January 1, 2009.

In June 2008, the FASB issued FSP EITF 03-6-1, “Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities.” FSP EITF 03-6-1 addresses whether instruments granted in share-based payment transactions are participating securities prior to vesting and, therefore, need to be included in computing earnings per share under the two-class method described in SFAS No. 128, “Earnings Per Share.” FSP EITF 03-6-1 requires companies to treat unvested share-based payment awards that have non-forfeitable rights to dividend or dividend equivalents as a separate class of securities in calculating earnings per share. FSP EITF 03-6-1 will be effective for the Company’s fiscal year beginning January 1, 2009, with early adoption prohibited.

The adoption of these new Statements is not expected to have a material effect on the Company’s current financial position, results of operations, or cash flows.

BONDS.COM GROUP, INC.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 2 - GOING CONCERN

Since its inception, the Company has generated no significant revenues and has incurred a cumulative operating loss since inception of $10,765,749 and a cumulative net loss since inception of $10,607,601 and further losses are anticipated in the development of its business.  The Company is in the development stage and has not generated significant operating revenues since its inception. As of December 31, 2008, the Company has a working capital deficit of approximately $1,553,192, including approximately $900,000 of outstanding notes payable due within the next twelve months (of which $400,000 in principal amount is currently due on April 30, 2009).  Without additional capital from outside investors, or further financing, the Company’s ability to continue with development stage activities and to implement its business plan is limited. Management commenced operations in December of 2007 utilizing additional capital raised during the months of October and November 2007, with operations during 2008 also being funded using proceeds received primarily from the issuance of related party notes.  These conditions raise substantial doubt about the Company’s ability to continue as a going concern.

The accompanying financial statements have been presented on the basis of the continuation of the Company as a going concern and do not include any adjustments relating to the recoverability and classification of recorded asset amounts or the amounts and classifications of liabilities that might be necessary should the Company be unable to continue as a going concern.

NOTE 3 - FAIR VALUE OF FINANCIAL INSTRUMENTS

Effective January 1, 2008, the Company adopted Statement of Financial Accounting Standards No. 157 (“SFAS No. 157”) “Fair Value Measurements.”  SFAS No. 157 defines fair value, establishes a framework for measuring fair value under Generally Accepted Accounting Principles (“GAAP”) and expands disclosures about fair value measurements.  This Statement applies under other accounting pronouncements that require or permit fair value measurements.

In accordance with SFAS No. 157, the Company measures the financial assets in three levels, based on the markets in which the assets and liabilities are traded and the reliability of the assumptions used to determine fair value.  These levels are:

•
Level 1 – Valuations for assets and liabilities traded in active exchange markets, or interest in open-end mutual funds that allow a company to sell its ownership interest back at net asset value (“NAV”) on a daily basis.  Valuations are obtained from readily available pricing sources for market transactions involving identical assets, liabilities or funds.

•
Level 2 – Valuations for assets and liabilities traded in less active dealer, or broker markets, such as quoted prices for similar assets or liabilities or quoted prices in markets that are not active.  Level 2 includes U.S. Treasury, U.S. government and agency debt securities, and mortgage-backed securities.  Valuations are usually obtained from third party pricing services for identical or comparable assets or liabilities.

•
Level 3 – Valuations for assets and liabilities that are derived from other valuation methodologies, such as option pricing models, discounted cash flow models and similar techniques, and not based on market exchange, dealer, or broker traded transactions.  Level 3 valuations incorporate certain assumptions and projections in determining the fair value assigned to such assets or liabilities.

Cash and cash equivalents, accounts payable and accrued expenses, and other current liabilities are recorded in the financial statements at cost, which approximates fair market value because of the short-term maturity of those instruments. Based on the market interest rates currently available to the Company for investments with similar terms and maturities, the fair value of its certificates of deposit at December 31, 2008 and 2007 was $49,380 and $119,750, respectively. The carrying amount of the Company's obligations under capital leases approximates quoted market prices or current rates offered to the Company for debt of the same remaining maturities.

BONDS.COM GROUP, INC.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Fair values of assets measured on a recurring basis at December 31, 2008 and 2007 are as follows:

	Fair Value	Quoted Prices in Active Markets for Identical Assets / Liabilities (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
December 31, 2008
Certificate of Deposit	$49,380	$-	$49,380	$-
Restricted cash	72,000	-	72,000	-
Total	$121,380	$-	$121,380	$-

December 31, 2007
Certificate of Deposit	$119,750	$-	$119,750	$-
Restricted cash	72,000	-	72,000	-
Total	$191,750	$-	$191,750	$-

NOTE 4 - INVESTMENT IN CERTIFICATE OF DEPOSIT

The Company currently has invested in a separate certificate of deposit with a financial institution. On July 25, 2006, the Company invested $45,000 in a 13-month certificate of deposit (“CD”), bearing 5.12% interest, that matured August 25, 2007. On August 25, 2007, the principal amount along with earned interest of $2,570 was rolled into a new 13-month CD in the amount of $47,570, bearing 3.44% interest, maturing September 25, 2008. On September 25, 2008, the principal amount along with earned interest of $1,810 was rolled into a new 13-month CD in the amount of $49,380, bearing 1.93% interest, maturing October 25, 2009.   As of December 31, 2008 and 2007, $116 and $2,777 of interest receivable has been accrued on the CD, respectively.

NOTE 5 - RESTRICTED CASH

Restricted cash consists primarily of a certificate of deposit (“CD”) which is collateral for a loan.  The CD was purchased on December 4, 2007 in the amount of $72,000. The CD is a 36-month instrument that earns 3.26% interest per year, is collateral for a $50,010 loan from the same financial institution and is restricted. As of December 31, 2008 and December 31, 2007, $2,519 and $173, respectively, of interest receivable has been accrued on the CD.

NOTE 6 - CREDIT RISK

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

NOTE 7 - PROPERTY AND EQUIPMENT

Property and equipment consisted of the following at December 31, 2008 and 2007:
	2008	2007
Leased property under capital leases	$209,758	$209,758
Computer equipment	175,816	173,437
Furniture and fixtures	43,088	40,329
Office equipment	111,177	122,227
Leasehold improvements	10,372	10,372
Total property and equipment	550,211	556,123
Less: accumulated depreciation and amortization	(264,429)	(105,885)
Property and equipment, net	$285,782	$450,238

BONDS.COM GROUP, INC.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Depreciation expense for the cumulative period from October 18, 2005 (Inception) through December 31, 2008 and for the years ended December 31, 2008 and 2007 was $265,041, $158,544, and $93,478, respectively.

Outstanding capital lease obligations were $28,612 and $136,524 at December 31, 2008 and 2007, respectively.

NOTE 8 - INTANGIBLE ASSETS

Intangible assets consisted of the following at December 31, 2008 and 2007:

	2008	2007
Non-amortizing intangible assets
Domain name (www.bonds.com)	$850,000	$850,000
Broker dealer license	50,000	50,000
	900,000	900,000
Amortizing intangible assets
Software	406,497	340,356
Capitalized website development costs	150,515	150,515
Other	6,529	6,529
	1,463,541	1,397,400
Less: accumulated amortization	(295,232)	(105,085)
Intangible assets, net	$1,168,309	$1,292,315

Amortization expense for the cumulative period from October 18, 2005 (Inception) through December 31, 2008 and for the years ended December 31, 2008 and 2007 was $295,232, $190,147, and $99,885, respectively.

The following is a schedule of estimated future amortization expense of intangible assets as of December 31, 2008:

Year Ending December 31,
2009	$177,971
2010	83,521
2011	6,817
2012	-
2013	-
$268,309

NOTE 9 - INVESTMENT IN BROKER-DEALER

On October 4, 2007, the Company acquired all of the outstanding shares of Pedestal Capital Markets, Inc. (“Pedestal”), an existing FINRA registered broker dealer entity, in exchange for a cash purchase price of $50,000 plus the existing regulatory capital at the closing date ($61,599). Pedestal was subsequently renamed Bonds.com, Inc. by the Company.

BONDS.COM GROUP, INC.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following is a summary of the estimated fair values of the assets acquired and liabilities assumed as of the date of the acquisition:

Assets acquired
Cash	$61,119
Other current assets	2,504
Identified intangible assets	50,000
Total assets acquired	113,623

Liabilities assumed
Other current liabilities	$2,024
Total liabilities assumed	2,024

Net investment	$111,599

During the year ended December 31, 2008, the Company invested an additional $342,000 in Bonds.com, Inc., bringing the total investment to $1,968,609.

 NOTE 10 - NOTES PAYABLE, RELATED PARTIES

The following is a summary of related party notes payable at December 31, 2008 and 2007:

	2008	2007
$250,000 unsecured promissory note payable to John Barry III, one of the Company's directors, originating from a total of $250,000 in cash received in January and February of 2008, bearing interest at 10% per annum, principal and accrued interest is due at maturity on December 31, 2008.	$250,000	$-

$400,000 secured promissory note payable to Valhalla Investment Partners, an investment fund formerly co-managed by Christopher D. Moody, a former director and 11.3% beneficial shareholder of the Company, originating from $400,000 in cash received in May of 2008, bearing interest at 9% per annum, principal and accrued interest is due at maturity on April 30, 2009, secured by the Company's Bonds.com domain name.	400,000	-
Total	650,000	-
Less: current portion	(650,000)	-
Long-term portion	$-	$-

Interest expense recognized on related party notes payable for the year ended December 31, 2008 was $37,639.

During the years ended December 31, 2008 and December 31, 2007, the Company received an aggregate of $2,050,000 and $1,990,000 of proceeds from related parties in exchange for notes payable bearing interest from 3.6% to 12.0%, respectively. Interest expense recognized on related party notes payable for the years ended December 31, 2008 and December 31, 2007 was $86,189 and $53,334, respectively.

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

BONDS.COM GROUP, INC.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 11 – CONVERTIBLE NOTES PAYABLE, RELATED PARTIES AND NON-RELATED PARTIES

The following is a summary of related party and non-related party convertible notes payable at December 31, 2008 and December 31, 2007:
	December 31,	December 31,
	2008	2007
Related Parties
$1,236,836 secured convertible promissory note payable to the Christopher D. Moody Revocable Trust, an entity affiliated with Christopher D. Moody, a former director and 11.3% beneficial shareholder of the Company, originating from the conversion of $1,236,836 of previously outstanding promissory notes and accrued interest in September of 2008, and $50,000 in cash received in December of 2008, bearing interest at 10% per annum, principal and accrued interest is due at maturity on September 24, 2010, principal and accrued interest is convertible into common stock at any time prior to maturity at a conversion price of $0.375 per share, subject to certain adjustments, secured by all tangible and intangible assets of the Company.
	$1,286,836		$-

$203,800 secured convertible promissory note payable to Valhalla Investment Partners, an investment fund formerly co-managed by Christopher D. Moody, a former director and 11.3% beneficial shareholder of the Company, originating from the conversion of $203,800 of previously outstanding promissory notes and accrued interest in September of 2008, bearing interest at 10% per annum, principal and accrued interest is due at maturity on September 24, 2010, principal and accrued interest is convertible into common stock at any time prior to maturity at a conversion price of $0.375 per share, subject to certain adjustments,  secured by all tangible and intangible assets of the Company.
	$203,800		$-

$250,000 secured convertible promissory note payable to Neil Moody Revocable Trust, an entity affiliated with Christopher D. Moody, a former director and 11.3% beneficial shareholder of the Company, originating from $250,000 in cash received in October of 2008, bearing interest at 10% per annum, principal and accrued interest is due at maturity on September 24, 2010, principal and accrued interest is convertible into common stock at any time prior to maturity at a conversion price of $0.375 per share, subject to certain adjustments, secured by all tangible and intangible assets of the Company.	$250,000		$-
Less: Unamortized debt discount	(433,341)		-
Total Related Parties	$1,307,295	$

Non-Related Parties
$575,000 in secured convertible promissory notes payable to various individuals, originating from $575,000 in cash received during the period from September 22, 2008 through December 31, 2008, bearing interest at 10% per annum, principal and accrued interest is due at maturity on September 24, 2010, principal and accrued interest is convertible into common stock at any time prior to maturity at a conversion price of $0.375 per share, subject to certain adjustments, secured by all tangible and intangible assets of the Company.	$575,000		$-
Less: Unamortized debt discount	(200,332)		-
Total Non-Related Parties	$374,077	$

Total	1,681,963		-
Less: Current portion	-		-

Long-term portion	$1,681,963		$-

BONDS.COM GROUP, INC.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

On September 24, 2008, in connection with the execution of secured convertible note and warrant purchase agreements with Christopher D. Moody (“Moody”), a former director and 11.3% beneficial shareholder of the Company, and Valhalla Investment Partners (“Valhalla”), an investment fund formerly co-managed by Moody, an aggregate of $1,440,636 of previously outstanding notes payable and accrued interest due to Moody and Valhalla was converted into new convertible notes payable to the Christopher D. Moody Revocable Trust, an entity affiliated with Christopher D. Moody, a former director and 11.3% beneficial shareholder of the Company and Valhalla with aggregate principal amounts of $1,236,836 and $203,800, respectively.

On October 20, 2008, the Company also executed a $250,000 secured promissory note and warrant agreement with the Neil Moody Revocable Trust, an entity affiliated with Moody, a former director and 11.3% beneficial shareholder of the Company.

On December 12, 2008, the Company executed an additional $50,000 secured promissory note and warrant agreement with the Christopher D. Moody Revocable Trust, an entity affiliated Moody, a former director and 11.3% beneficial shareholder of the Company.

During the period from September 24, 2008 through December 31, 2008, the Company also executed secured convertible promissory note and warrant purchase agreements with certain third-party investors in the aggregate principal amount of $575,000 (collectively the “Convertible Notes”).

Under the terms of the Convertible Notes, the entire principal amount is due and payable on September 24, 2010 (the “Maturity Date”), interest accrues at a rate of 10% per annum, with unpaid interest payable, in full, upon the earlier of (1) the conversion of the Convertible Notes or (2) on the Maturity Date. Holders of the Convertible Notes have the right to convert principal and interest due and payable into shares of common stock of the Company at a conversion price equal to the lesser of (1) $0.375 per share, as adjusted for stock splits, combinations and the like, or (2) the price paid for the Company’s common stock in any future sale of the Company’s securities while the Convertible Notes are outstanding, exclusive of certain excluded transactions. The Convertible Notes are secured by the Company, along with its affiliated companies, Bonds.com Holdings, Bonds.com, Inc. and Insight Capital Management, LLC, in generally all of the Company’s assets, pursuant to the terms and conditions of a Security Agreement, dated September 24, 2008 (see Notes 16 and 21).

In connection with the execution of the convertible note and warrant purchase agreements, Moody, Valhalla and the third-party investors were granted warrants to purchase an aggregate of 1,543,780 shares of the Company’s common stock at an exercise price of $0.46875 per share and expiring on September 24, 2013.

The Company has accounted for the warrants issued in conjunction with the Convertible Notes in accordance with the provisions of APB No. 14, “Accounting for Convertible Debt and Debt Issued with Stock Purchase Warrants” (“APB 14”). Accordingly, the warrants were valued using a Black-Scholes option pricing model with the following assumptions: (i) a risk free interest rate of 2.91%, (ii) a contractual life of 5 years, (iii) an expected volatility of 181.37%, and (iv) a dividend yield of zero. The relative fair value of the warrants, based on an allocation of the value of the Convertible Notes and the value of the warrants issued in conjunction with the Convertible Notes, was recorded as a debt discount (with a corresponding increase to additional paid-in capital) in the amount of $424,218, and is being amortized to interest expense over the expected term of the Convertible Notes.

Additionally, the difference between the effective conversion price of the Convertible Notes into shares of the Company’s common stock, and the fair value of the Company’s common stock on the date of issuance of the Convertible Notes, resulted in a beneficial conversion feature in the amount of $293,459 and was calculated in accordance with EITF 98-5, “Accounting for Convertible Securities with Beneficial Conversion Features or Contingently Adjustable Conversion Ratios” and EITF 00-27, “Application of Issue No. 98-5 to Certain Convertible Instruments”. This beneficial conversion feature was recorded as an additional debt discount (with a corresponding increase to additional paid-in capital) and is being amortized to interest expense over the expected term of the Convertible Notes.

BONDS.COM GROUP, INC.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

During the year ended December 31, 2008, the Company recognized $84,004 in interest expense related to the amortization of the debt discount associated with the warrants and the debt discount associated with the beneficial conversion feature.

During the year ended December 31, 2008, the Company also recognized $56,037 in interest expense on the outstanding related party and non-related party Convertible Notes.

NOTE 12 - NOTES PAYABLE - OTHER

The following is a summary of outstanding principal due on unrelated third party notes payable at December 31, 2008 and 2007:

	2008	2007

Equipment loan payable to a financial institution, monthly principal and interest payments of $2,251 are required, bearing interest at 7.5%, with a maturity date of December 4, 2010, secured by a certificate of deposit.	$50,010	$72,353

$250,000 note payable to an investment advisory firm for services rendered in relation to the Company's reverse merger transaction, monthly principal payments of $7,500 are required beginning in April 2009 and each month thereafter, bearing interest at 10.0% per annum, remaining principal and accrued interest is due at maturity on December 31, 2009.	250,000	250,000

Total	300,010	322,353
Less: current portion	274,077	272,343
Long-term portion	$25,933	$50,010

In September of 2008, the Company amended its note payable to the investment advisory firm pursuant to which (i) the original maturity date of June 21, 2008 was extended until December 31, 2009, (ii) repayment of principal and interest can now be accelerated in the event that the Company raises certain amounts of capital, (iii) monthly principal payments of $7,500 are required beginning on April 30, 2009 and each month thereafter until the maturity date, (iv) penalty interest that might have otherwise been due following the original maturity date was waived, and (v) the ability of the Company to repay outstanding principal and accrued interest through the issuance of common stock was eliminated.

Interest expense recognized on third party notes payable for the years ended December 31, 2008 and December 31, 2007 was $29,091 and $1,092, respectively.

NOTE 13 - COMMITMENTS AND CONTINGENCIES

Operating Leases

The Company leases office facilities and equipment and obtains data feeds under long-term operating lease agreements with various expiration dates and renewal options. The following is a schedule of future minimum rental payments required under operating leases as of December 31, 2008:

Year Ending December 31,
2009	330,546
2010	206,818
2011	200,714
2012	211,007
2013	-
Total minimum payments required	$949,085

BONDS.COM GROUP, INC.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Rent expense for all operating leases for the cumulative period from October 18, 2005 (Inception) through December 31, 2008 and for the years ended December 31, 2008 and 2007 was $614,888, $355,445 and $195,820, respectively.

Capital Leases

The Company leases internet servers under long-term lease agreements that are classified as capital leases. Amortization expense for capital leases is included in depreciation expense (See Note 7). Interest expense under capital leases for the cumulative period from October 18, 2005 (Inception) through December 31, 2008 and for the years ended December 31, 2008 and December 31, 2007 was $26,210, $10,576 and $15,634, respectively.

The following is a schedule by years of future minimum lease payments under capital leases together with the present value of the net minimum lease payments as of December 31, 2008:

Year Ending December 31,
2009	29,622
Net minimum lease payments	29,622
Less: Amount representing interest	(1,010)
Present value of net minimum lease payments	$28,612

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

Other Litigation

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

On May 14, 2008, we entered into a Payment Agreement with Kestrel. Under the terms of the Payment Agreement, Kestrel is required to pay us a total of $826,729.71 in monthly payments, which would result in our receiving monthly payments of: (i) $300,000 on or before June 1, 2008; (ii) $77,771.11 on or before the first day of each month from July through December 2008; and (iii) 59,653.05 on or before the first day of January 1, 2009. In connection with entering into the Payment Agreement, Kestrel waived any rights it may have to appeal the jury verdict and summary judgment. On June 1, 2008, Kestrel breached its obligations under the Payment Agreement by failing to make the $300,000 payment due on or before June 1, 2008.   As of December 31, 2008, Kestrel has only paid $319,950 to the Company under the Payment Agreement. The Company has sent Kestrel written notices of breach under the Payment Agreement and the Company is currently evaluating its options as a result of Kestrel’s breach of its obligations under the Payment Agreement, including commencing a collection action against Kestrel in satisfaction of the jury verdict and summary judgment awards.

BONDS.COM GROUP, INC.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

As there is no assurance that Kestrel will have the funds to pay amounts due under the Payment Agreement or that it will make such payments even if it does have such funds, the Company has elected to recognize any gains from the Judgments only when actual cash payments are received from Kestrel. As of December 31, 2008, the Company had received $319,950 in aggregate payments from Kestrel, which have been classified as other income in the accompanying statements of operations.

On February 21, 2008, a complaint was filed against the Company in the Superior Court of New Jersey by Z6 Solutions, Inc. (“Z6”) under an alleged breach of contract, asserting a claim for a sum of approximately $50,000 for damages plus interest and all costs including attorney’s fees. The Company believes the claim is without merit and plans to defend the case accordingly.  The Company has filed a countersuit against Z6 seeking damages against Z6 arising from the Company’s belief that Z6’s breached its obligations to the Company and violated the New Jersey Computer Related Offense Act.  On March 11, 2009, the Company participated in mandatory, non-binding arbitration (“Mandatory NBA”) of this matter.  Mandatory NBA is an alternative dispute resolution process which is required in certain classes of civil cases in the State of New Jersey.  An attorney from a court-appointed panel serves as the arbitrator.  The process is informal, with limited time for submission of testimony and other evidence.  The award of the arbitrator is not binding; any party to the Mandatory NBA has the right to reject the award, and file for a trial de novo in the Superior Court within 30 days of the award.  The arbitrator assigned to this case rejected Z6 Solutions, Inc.’s  claims against John Barry, IV, but nonetheless entered an award against the Company and in favor of Z6 Solutions, Inc. on its claim for money owed in the amount of $53,905.  This award is not binding, and has no precedential effect.  The Court Rules specifically provide that the arbitrator’s findings have no evidential value in any subsequent trial, nor may any testimony given at the Mandatory NBA be used for any purpose in any subsequent trial.  The Company intends to file for trial de novo, and is confident that it will prevail when it is afforded the opportunity to fully present its case at trial.

On September 2, 2008, a complaint was filed against the Company and its subsidiaries in the Circuit Court of the 15th Circuit in and for Palm Beach County, Florida by William Bass, under an alleged breach of contract arising from the Company’s termination of Mr. Bass’ Employment Agreement with the Company.  Mr. Bass is seeking monetary damages for compensation allegedly due to him and for the future value of forfeited stock options.  In connection with such claim, Mr. Bass has also threatened to file a complaint with the Equal Employment  Opportunity Commission and the Florida Department of Labor. The Company believes the claim is without merit and plans to defend the claim accordingly.

On October 20, 2008, the Corporation learned that Mr. Bass filed a complaint against the Corporation with the Florida Equal Employment Opportunity Commission alleging discrimination as a result of mental disability. In November of 2008, the Corporation received a notice of such complaint from the U.S. Equal Opportunity Commission alleging discrimination under the American with Disabilities Act of 1990 and the Florida Civil Rights Act. The Corporation believes that such complaint is without merit.

On January 12, 2009, the Corporation learned that Duncan-Williams, Inc. filed a complaint against the Company and its subsidiaries in the United States District Court for the Western District of Tennessee, Western Division, under an alleged breach of contract arising from the Company’s previous relationship with Duncan-Williams, Inc. Mr. Williams is seeking monetary damages for alleged breach of contract, a declaration of ownership relating to certain intellectual property and an accounting of income earned by the Company. It is the Company’s position that such relationship was in fact terminated by the Company on account of Duncan-William’s breach and bad faith and thus the Company believes the claim is without merit and plans to defend the claim accordingly. On February 20, 2009, the Corporation filed a motion to dismiss the complaint.

Royalties

On May 5, 2006, the Company entered into a Trademark and Domain Name License agreement with an entity co-owned by the Company’s Chairman and its CEO and President whereby the Company was licensed to use the domain name www.bonds.com and the associated trademark Bonds.com in exchange for license fees as follows: $10,000 per month during year one; $20,000 per month during year two; $30,000 per month thereafter. On September 6, 2007, the Company issued 7,584,672 shares in order to acquire the domain name and associated trademark rights (see Note 14), thus terminating its commitment to make future royalty payments. Royalty expense recognized for the cumulative period from October 18, 2005 (Inception) through December 31, 2008 and for the years ended December 31, 2008 and 2007 was $200,000, $0, and $120,000, respectively.

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

During the year ended December 31, 2007, the Company issued options to acquire 1,890,406 shares. The value of the granted options was $599,073, of which $132,645 has been recognized as expense and $466,428 as deferred compensation at December 31, 2007.  During the year ended December 31, 2008, the Company recognized $90,358 of compensation expense related to these options.

On January 11, 2008, a director of the Company exercised warrants to purchase 284,039 shares of common stock of the Company at $0.66 per share and total cash of $187,466.

BONDS.COM GROUP, INC.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

On July 14, 2008, an officer of the Company was removed from his position and as a result of the termination of the employment agreement between the officer and the Company, $338,934 of previously recorded unamortized deferred compensation was reversed during the year ended December 31, 2008.

As discussed in Note 11, in connection with the execution of convertible note and warrant purchase agreements, the Company issued warrants to purchase an aggregate of 1,543,780 shares of the Company’s common stock at an exercise price of $0.46875 per share and expiring on September 24, 2013 to various related and non-related parties.  The fair value of the warrants at the time of issuance was $424,218, which was recorded as additional paid in capital in the accompanying consolidated financial statements.  In addition, the fair value of the beneficial conversion feature associated with the notes was $293,459, which is also included in additional paid in capital in the accompanying consolidated financial statements.

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

The calculation of diluted earnings (loss) per share at December 31, 2008 does not include options to acquire 650,732 shares or warrants to acquire 6,204,411 shares of common stock, or 6,175,033 shares issuable upon promissory note conversion, as their inclusion would have been anti-dilutive.  The calculation of diluted earnings (loss) per share at December 31, 2007 does not include options to acquire 1,890,406 shares or warrants to acquire 4,944,670 shares of common stock, as their inclusion would have been anti-dilutive.

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

Net capital positions of the Company’s broker dealer subsidiary were as follows at December 31, 2008:

Ratio of aggregate indebtedness to net capital	-1.16 to 1
Net capital	$(2,174,472)
Required net capital	$168,879

At December 31, 2008, Bonds.com, Inc.  was not in compliance with its minimum net capital or ratio of aggregate indebtedness requirements.   As discussed in Note 11, the Company’s Convertible Notes are secured by the assets of the Company, as well as its subsidiaries, including Bonds.com, Inc.,  and Bonds.com, Inc. provided a guaranty of the Company’s obligations there under.  Due to the existence of the pledge of assets by Bonds.com, Inc. as collateral for the Convertible Notes and the related guaranty, the notional value of the obligation has been included in Bonds.com, Inc.’s computation of aggregate indebtedness, and reflected as a deduction in Bonds.com, Inc.’s computation of net capital, in accordance with Rule 15c3-1, as of December 31, 2008, which resulted in the noncompliance.

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

BONDS.COM GROUP, INC.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 17 - SHARE-BASED COMPENSATION

On August 15, 2006, the Company established the 2006 Equity Plan (the “Plan”), which was approved by the Board of Directors on the same date and is effective for 10 years. The Plan provides for a total of 3,133,824 shares to be allocated and reserved for the purposes of offering non-statutory stock options to employees and consultants and incentive stock options to employees. If any option expires, terminates or is terminated or canceled for any reason prior to exercise in full, the shares subject to the unexercised portion shall be available for future options granted under the Plan. Options become exercisable over various vesting periods depending on the nature of the grant. Certain option awards provide for accelerated vesting if there is a change in control (as defined in the Plan). As of December 31, 2008 and 2007, 2,483,092 and 1,243,418 shares, respectively, remained reserved for future issuances under the Plan.

On February 1, 2007, the Company issued a non-statutory stock option to an employee, granting the right to acquire up to 1,652,899 shares of stock at an exercise price of $ 0.50 per share.  The shares subject to the option vest one-eighth on each six-month anniversary from the grant date.  On July 14, 2008, the employee was terminated and as a result forfeited the right to acquire 1,239,674 in unvested shares granted under the stock option.

On July 2, 2007, the Company issued a non-statutory stock option to an employee, granting the right to acquire up to 237,507 shares of stock at an exercise price of $0.68 per share.  The shares subject to the option vest one-third on July 2, 2008 and then one-thirty-sixth each month thereafter over the subsequent 24 months.

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

The following table summarizes the assumptions the Company utilized to record compensation expense for options awarded during the years ended December 31, 2008 and 2007:

Assumptions	2008	2007
Expected volatility	*	45%
Expected dividends	*	0%
Expected term (years)	*	5 -10
Risk-free rate	*	4.84% - 4.90%

•	There were no options granted during the year ended December 31, 2008

BONDS.COM GROUP, INC.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

A summary of option activity under the Plan as of December 31, 2008 and changes during the year then ended is presented below:

			Weighted
		Weighted	Average
		Average	Remaining	Aggregate
	No. of	Exercise	Contractual	Intrinsic
	Shares	Price	Term	Value
Outstanding at January 1, 2008	$1,890,406	$0.53	8.22	$-
Granted	-	-	-	-
Exercised	-	-	-	-
Expired	-	-	-	-
Forfeited	(1,239,674)	(0.50)	6.42	-
Outstanding at December 31, 2008	650,732	$0.57	6.42	$-

Exercisable at December 31, 2008	531,979	$0.54	7.07	$-

The weighted-average grant date fair value of options granted during the year ended December 31, 2008 and 2007 was $0.00 and $0.32, respectively. The compensation expense recognized under the Plan for the year ended December 31, 2008 and 2007 was $90,358 and $132,645, respectively.   As of December 31, 2008 and 2007, there was $37,136 and $466,428, respectively, of total unrecognized compensation cost related to non-vested share-based compensation arrangements granted under the Plan. That cost is expected to be recognized over the vesting period.

NOTE 18 - INCOME TAXES

The components of the benefit (provision) for income taxes from continuing operations are as follows for the years ended December 31, 2008 and 2007:

	2008	2007
Current benefit (provision): federal	$-	$-
Current benefit (provision): state	-	-
Total current provision	-	-

Deferred provision: federal	(244,010)	-
Deferred provision: state	(26,052)	-
Total deferred provision	(270,062)	-

Total provision (benefit) for income
taxes from continuing operations	$(270,062)	$-

BONDS.COM GROUP, INC.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Significant items making up the deferred tax assets and deferred tax liabilities are as follows at December 31, 2008 and 2007:

	2008	2007
Deferred Tax Assets:
Accrued Expenses	$11,045	$-
Equity Based Compensation	83,916	-
Intangible Asset Amortization	17,779	-
Net Operating Loss Carryforward	3,959,434	2,533,000
Total Deferred Tax Assets	$4,072,174	$2,533,000

Deferred Tax Liabilities
Fixed Asset Depreciation	$(17,926)	$-
Debt Discount Related to Beneficial Conversion Features	(238,451)	-
Total Deferred Tax Liabilities	$(256,377)	$-
Total Deferred Taxes	3,815,797	2,533,000
Less: valuation allowance	(3,815,797)	(2,533,000)
Net deferred tax assets	$-	$-

A valuation allowance is established if it is more likely than not that all or a portion of the deferred tax asset will not be realized.  Accordingly, a valuation allowance was established for all periods presented for the full amount of the deferred tax asset due to the uncertainty of realization.  Management believes that based upon its projection of future taxable operating income for the foreseeable future, it is more likely than not that the Company will not be able to realize the benefit of the deferred tax asset at December 31, 2008.  The net change in the valuation allowance during year ended December 31, 2008, was an increase of $1,282,797.

The amounts and corresponding expiration dates of the Company’s unused net operating loss carry forwards are shown in the following table at December 31, 2008:

Year	Federal	Florida
2025	$62,233	$62,233
2026	1,507,064	1,507,064
2027	4,163,262	4,163,262
2028	4,789,455	4,789,455
	$10,522,014	$10,522,014

The Company’s effective income tax (benefit) rate for continuing operations differs from the statutory federal income tax benefit rate as follows:

	December 31,
	2008	2007
Federal tax benefit (provision) rate	34.0%	34.0%
State tax benefit (provision) rate	3.6%	8.7%
Other Reconciling Differences	(6.2)%	0.0%
Change in valuation allowance	(25.9)%	(42.7)%
Tax Benefit	5.5%	0.0%

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

NOTE 19 - RELATED PARTIES TRANSACTIONS

See notes 10 and 11 with respect to Notes Payable, Related Parties and Convertible Notes Payable, Related Parties

Equity
On January 11, 2008, a director of the Company exercised warrants to purchase 284,039 shares of common stock of the Company at $0.66 per share and total cash of $187,466.

NOTE 20 - SUBSEQUENT EVENTS

Convertible Notes Payable

On January 30, 2009, the Company executed secured convertible promissory note and warrant purchase agreements with unrelated third party investors, in the principal amount of $125,000 (collectively the “Convertible Notes”).  In connection with the execution of the convertible note and warrant purchase agreements, the third-party investors were granted warrants to purchase an aggregate of 83,334 shares of the Company’s common stock at an exercise price of $0.46875 per share and expiring on September 24, 2013.

Net Capital and Reserve Requirements

As discussed in Note 11, the Convertible Notes were secured by the Company, along with its affiliated companies, Holdings, Bonds.com, Inc. and Insight Capital Management, LLC, in generally all of the Company’s assets, pursuant to the terms and conditions of a Security Agreement, dated September 24, 2008.  Due to the existence of the pledge of Bonds.com, Inc.’s assets as security for the Convertible Notes and Bonds.com, Inc’s guaranty of the Company’s obligations there under, the notional amount of the obligation was included in Bonds.com, Inc.’s computation of aggregate indebtedness, and reflected as a deduction in Bonds.com, Inc.’s computation of net capital, in accordance with Rule 15c3-1, for the period from September 30, 2008 through February 3, 2009.  On February 3, 2009, the Company amended the Purchase and Security Agreements underlying its private issuance of Convertible Notes to remove Bonds.com, Inc.’s guaranty and pledge of assets as collateral for the Convertible Notes.  At such time as the Purchase and Security Agreements were amended, Bonds.com, Inc. was no longer in violation of its minimum net capital and ratio of aggregate indebtedness requirements.

Notes Payable, Related Parties

On March 26, 2009, the Company amended the $250,000 promissory note with John Barry III, one of its directors, to extend the maturity date to April 15, 2010.  In addition, the interest rate on the promissory note was increased from 10% per annum to 15% per annum, effective as of December 31, 2008.

Other Financing Activities

On March 31, 2009, the Company entered into a Commercial Term Loan Agreement (the “Term Loan Agreement”) with an investor (the “March 2009 Investor”).  Pursuant to the terms and conditions of the Term Loan Agreement, the Company raised gross proceeds of $1,000,000 in exchange for the issuance to such investor of a promissory note in the principal amount of $1,000,000 (the “March 2009 Note”), and a warrant to purchase 1,070,000 shares of the Company’s common stock at an initial exercise price of $0.375 per share, subject to adjustment (the “March 2009 Warrant”).  The Term Loan Agreement contains provisions customary for a financing of this type, including customary representations and warranties by the Company to the investor.  The March 2009 Note and March 2009 Warrant were issued in a private transaction exempt from registration pursuant to Section 4(2) of the Securities Act of 1933, as amended, in reliance on representations and warranties made by the investor to the Company.

BONDS.COM GROUP, INC.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The March 2009 Note accrues interest at the rate of 15% per annum and has a maturity date of March 31, 2010.  Accrued and unpaid interest is due in a single payment on the maturity date.  The March 2009 Note contains customary events of default, including the right of the holder to accelerate the maturity date and payment of principal and interest in the event of the occurrence of any such event.  The March 2009 Note is guaranteed by the Company’s subsidiary Bonds.com Holdings, Inc pursuant to a Guaranty Agreement. Additionally, Siesta Capital LLC, an entity owned and controlled by John Barry IV, the Company’s Chief Executive Officer and one of the Company’s directors, secured the Note by pledging 4,500,000 shares of the Company’s common stock.

The March 2009 Warrant is exercisable at any time through and until March 31, 2014 for 1,070,000 shares of the Company’s common stock at an initial exercise price of $0.375 per share.  In the event the Company fails to pay any principal or interest under the March 2009 Note when due, the exercise price of the March 2009 Warrant will be reset to an amount equal to $0.0001 per share.