Form 10-Q
period 2009-03-31
Bonds.com Group, Inc.
filed 2009-05-15
CIK 1179090

FORM 10-Q

U.S. SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2009

OR

[  ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the transition period from ________ to ________

Commission file number 000-51076

Bonds.com Group, Inc.
(Exact name of registrant as specified in its charter)

333-143645	38-3649127
(State or other jurisdiction of incorporation or organization)	(I.R.S. mployer Identification Number)

1515 Federal Highway, Suite 212, Boca Raton, Florida 33432
(Address of principal executive offices)

(561) 953-5343
(Registrant’s telephone number, including area code)

No change
(Former name, former address and former fiscal year, if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [  ].

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company.  See definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer	[ ]	Accelerated filer	[ ]

Non-accelerated filer	[ ]	Smaller reporting company	[X]
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes [  ] No [X].

APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 61,216,590 shares of common stock, par value $.0001 per share, outstanding as of May 12, 2009.

BONDS.COM GROUP, INC.

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

Statements made in this Form 10-Q (the “Quarterly Report”) that are not historical or current facts are “forward-looking statements” made pursuant to the safe harbor provisions of Section 27A of the Securities Act of 1933, as amended (the “Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). These statements often can be identified by the use of terms such as “may”, “will”, “expect”, “believe”, “anticipate”, “estimate”, “approximate”, “plan”, “believe”, “could”, “should” or “continue”, or the negative thereof. Bonds.com Group, Inc. (the “Company”) intends that such forward-looking statements be subject to the safe harbors for such statements. The Company wishes to caution readers not to place undue reliance on any such forward-looking statements, which speak only as of the date made. Any forward-looking statements represent management's best judgment as to what may occur in the future. However, forward-looking statements are subject to risks, uncertainties and important factors beyond the control of the Company that could cause actual results and events to differ materially from historical results of operations and events and those expressed or implied by the forward-looking statements. These factors include our limited operating experience, lack of a full management team, risks related to our technology, regulatory risks, adverse economic conditions, entry of new and stronger competitors, inadequate capital, unexpected costs and other risks and uncertainties disclosed in this report and our most recent Annual Report on Form 10-K filed with the Securities and Exchange Commission.

Except as may be required by applicable law, we do not undertake or intend to update or revise our forward-looking statements, and we assume no obligation to update any forward-looking statements contained in this report as a result of new information or future events or developments. Thus, you should not assume that our silence over time means that actual events are bearing out as expressed or implied in such forward-looking statements. You should carefully review and consider the various disclosures we make in this report and our other reports filed with the Securities and Exchange Commission that attempt to advise interested parties of the risks, uncertainties and other factors that may affect our business.

PART I – FINANCIAL INFORMATION

Item 1.  Financial Statements.

Bonds.com Group, Inc.
Condensed Consolidated Balance Sheets
	March 31, 2009 (unaudited)	December 31, 2008

Assets

Currents assets
Cash and cash equivalents	$355,080	$214,624
Investment in certificate of deposit	49,380	49,380
Accrued interest receivable	477	2,635
Prepaid expenses and other assets	1,246,962	342,586
Total current assets	1,651,899	609,225

Property and equipment, net	245,601	285,782
Intangible assets, net	1,173,304	1,168,309
Other assets	156,717	156,717
Restricted cash	-	72,000
Total assets	$3,227,521	$2,292,033

Liabilities and Stockholders' Deficit

Current liabilities
Accounts payable and accrued expenses	$1,774,285	$1,209,728
Obligations under capital leases, current portion	14,520	28,612
Notes payable, related parties	650,000	650,000
Notes payable, other, net of debt discount	1,217,066	274,077
Liability under derivative financial instruments	27,477	-
Total current liabilities	3,683,348	2,162,417

Long-term liabilities
Notes payable, other, net of current portion	-	25,933
Convertible notes payable, related parties, net of debt discount	1,253,688	1,307,295
Convertible notes payable, other, net of debt discount	474,244	374,668
Deferred rent	38,583	36,695
Total liabilities	5,449,863	3,907,008

Commitments and contingencies

Stockholders' Deficit
Preferred stock $.0001 par value; 1,000,000 authorized; no shares issued and outstanding	-	-
Common stock $0.0001 par value; 150,000,000 authorized; 61,216,590 and 61,216,590 issued and outstanding, respectively	6,121	6,121
Additional paid in capital	8,797,529	8,986,505
Accumulated deficit	(11,025,992)	(10,607,601)

Total stockholders' deficit	(2,222,342)	(1,614,975)

Total liabilities and stockholders' deficit	$3,227,521	$2,292,033

The accompanying notes are an integral part of these condensed consolidated financial statements.

Bonds.com Group, Inc.
Condensed Consolidated Statements of Operations

	Three Months Ended March 31,
	2009	2008
	(unaudited)	(unaudited)

Revenue	$941,303	$27,559

Cost of sales	16,391	8,249

Gross Margin	924,912	19,310

Operating expenses
Technology and communications	323,582	84,423
Software and support	29,175	37,366
Payroll and related costs	774,030	462,976
Rent and occupancy	90,036	93,397
Legal, accounting, and other professional fees	108,223	342,797
Travel and entertainment	19,887	22,813
Marketing and advertising	7,475	177,272
Other operating expenses	94,946	301,363
Depreciation	40,181	41,441
Amortization	49,803	38,203

Total operating expenses	1,537,338	1,602,051

Loss from operations	(612,426)	(1,582,741)

Other income (expense)
Interest income	4,439	6,445
Interest expense	(206,643)	(17,105)
Unrealized gain on derivative financial instruments	1,171,876	-
Other income	318	-

Income (loss) before income tax benefit	$357,564	$(1,593,401)

Income tax benefit	-	-

Net income (loss) applicable to common stockholders	$357,564	$(1,593,401)

Share and Per Share (Basic and Diluted)
Net income (loss)	$.01	$(.03)

Weighted average number of shares of outstanding - basic and diluted	61,216,590	61,163,528

The accompanying notes are an integral part of these condensed consolidated financial statements.

Bonds.com Group, Inc.
Condensed Consolidated Statement of Changes in Stockholders’ Equity

			Additional		Total
	Common Stock		Paid-In	Accumulated	Stockholders'
	Shares	Amount	Capital	Deficit	Equity (Deficit)

Balances at December 31, 2007	60,932,551	$6,093	$8,261,094	$(5,933,691)	$2,333,496

Issuance of common stock upon exercise of warrants	284,039	28	187,438	-	187,466

Fair value of common stock warrants issued in conjunction with convertible promissory notes, net of applicable deferred taxes	-	-	264,585	-	264,585

Beneficial conversion feature associated with convertible promissory notes, net of applicable deferred taxes	-	-	183,030	-	183,030

Reversal of unamortized deferred stock-based compensation upon employee termination	-	-	-	-	-

Amortization of deferred compensation	-	-	90,358	-	90,358

Net loss	-	-	-	(4,673,910)	(4,673,910)

Balances at December 31, 2008	61,216,590	6,121	8,986,505	(10,607,601)	(1,614,975)

Cumulative Effect of Change in Accounting Principle, net of taxes	-	-	(235,433)	(775,955)	(1,011,388)

Fair value of common stock warrants issued in conjunction with convertible promissory notes, net of applicable deferred taxes	-	-	7,334	-	7,334

Beneficial conversion feature associated with convertible promissory notes, net of applicable deferred taxes	-	-	32,934	-	32,934

Amortization of deferred compensation	-	-	6,189	-	6,189

Net income	-	-	-	357,564	357,564

Balances at March 31, 2009 (unaudited)	61,216,590	6,121	8,797,529	(11,025,992)	(2,222,342)

The accompanying notes are an integral part of these condensed consolidated financial statements.

Bonds.com Group, Inc.
Condensed Consolidated Statements of Cash Flows
	Three Months Ended March 31,
	2009	2008
	(unaudited)	(unaudited)

Cash Flows From Operating Activities
Net income (loss)	$357,564	$(1,593,401)
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Depreciation	40,181	41,441
Amortization	49,803	38,203
Share-based compensation	6,189	38,989
Unrealized gain on derivative financial instruments	(1,171,876)	-
Amortization of debt discount	116,268	-
Changes in operating assets and liabilities:
Accrued interest receivable	2,158	380
Prepaid expenses and other assets	(904,376)	63,862
Accounts payable and accrued expenses	564,557	303,056
Notes payable	-	(5,431)
Deferred rent	1,888	5,104

Net cash used in operating activities	(937,644)	(1,107,797)

Cash Flows From Investing Activities
Purchases of property and equipment	-	(5,138)
Purchase of intangible assets	(54,798)	(36,660)
Cash received upon maturity of certificates of deposit	72,000	72,000

Net cash used in financing activities	17,202	30,202

Cash Flows From Financing Activities
Proceeds received from notes payable, related parties	$-	$500,000
Proceeds from convertible notes payable	125,000	-
Proceeds from notes payable	1,000,000	-
Principal payments on notes payable	(50,010)	-
Principal payments on obligations under capital leases	(14,092)	(8,509)
Proceeds from exercise of common stock warrants	-	187,466

Net cash provided by financing activities	1,060,898	678,957

Net increase (decrease) in cash	140,456	(398,638)

Cash and cash equivalents, beginning of period	214,624	1,046,150

Cash and cash equivalents, end of period	$355,080	$647,512

Supplemental Disclosure of Cash Flow Information
Cash paid for interest	$718	$17,106
Debt discount on convertible notes payable	$7,334	$-
Debt discount on warrants issued with notes payable	$37,657	$-

The accompanying notes are an integral part of these condensed consolidated financial statements.

Bonds.com Group, Inc.
Notes to Unaudited Condensed Consolidated Financial Statements

1.	Description of Business and Summary of Significant Accounting Policies

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements of Bonds.com Group, Inc. and subsidiaries (the “Company”) are presented in accordance with the requirements for Form 10-Q and Regulation S-X.  Accordingly, they do not include all of the disclosures required by generally accepted accounting principles. In the opinion of management, all adjustments considered necessary to fairly present the financial position, results of operations, and cash flows of the Company on a consistent basis, have been made.

These results have been determined on the basis of generally accepted accounting principles and practices applied consistently with those used in the preparation of the Company's consolidated financial statements for the year ended December 31, 2008.  Operating results for the three months ended March 31, 2009 are not necessarily indicative of the results that may be expected for the year ending December 31, 2009.

The Company recommends that the accompanying condensed consolidated financial statements for the interim period be read in conjunction with the Company's condensed consolidated financial statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2008 as filed on April 1, 2009.

Description of Business

Bonds.com Holdings, Inc. was incorporated in the State of Delaware on October 18, 2005 under the name Bonds Financial, Inc. On June 14, 2007, an amendment was filed thereby changing the name from Bonds Financial, Inc. to Bonds.com Holdings, Inc. On October 4, 2007, Bonds.com Holdings, Inc. acquired Pedestal Capital Markets, Inc. an existing Financial Industry Regulatory Authority (“FINRA”) registered broker dealer, which was subsequently renamed Bonds.com, Inc.  Bonds.com, Inc. offers corporate bonds, municipal bonds, agency bonds, certificates of deposit, and U.S. Treasuries to potential customers via Bonds.com Holdings, Inc.’s software and website, www.bondstation.com. After final testing of its software and fully staffing its back office operations, Bonds.com Holdings, Inc. commenced initial operations during December 2007.

Bonds.com, LLC was formed in the State of Delaware on June 5, 2007 to facilitate an acquisition that was not finalized. Bonds.com, LLC remains a wholly-owned subsidiary of Bonds.com Holdings, Inc. but currently is inactive.

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

2.	Summary of Significant Accounting Policies

Basis of Presentation –Development Stage Company

Effective January 1, 2009, the Company ceased classifying itself as a Development Stage Company.  As a result of this change in classification, the Company no longer reports its results of operations or cash flows on a cumulative basis; however, this change in classification has had no impact on the Company’s financial position or results of operations since inception.

Cumulative Effect of a Change in Accounting Principle

On June 25, 2008, the Financial Accounting Standards Board Ratified the consensus reached by the Emerging Issues Task Force in EITF Issue No. 07-5, “Determining Whether an Instrument (or Embedded Feature) Is Indexed to an Entity's Own Stock.”  This Issue provides guidance for determining whether an equity-linked financial instrument (or embedded feature) is indexed to an entity's own stock, which is the first part of the scope exception in paragraph 11(a) of Statement 133.  If an embedded feature (for example, the conversion option embedded in a convertible debt instrument) does not meet the scope exception in paragraph 11(a) of Statement 133, it would be separated from the host contract (the debt instrument) and be separately accounted for as a derivative by the issuer.  EITF 07-5 is effective for financial statements issued for fiscal years beginning after December 15, 2008, and interim periods within those fiscal years, to be applied to outstanding instruments as of the effective date.

The Company’s Secured Convertible Notes contain terms in which the conversion rate is reduced to match the share price in a future sale of securities for a per share amount less than the conversion rate. Under the consensus reached in EITF 07-5, the conversion option is not considered indexed to the Company’s own stock because the conversion rate can be affected by future equity offerings undertaken by the Company at the then-current market price of the related shares. Upon adoption of EITF 07-5 on January 1, 2009, the Company decreased additional paid in capital by $235,433, increased accumulated deficit by $775,955, and recorded a derivative financial instrument liability in the amount of $1,161,696.

Principles of Consolidation

The accompanying condensed consolidated financial statements include the accounts of Bonds.com Group, Inc., Bonds.com Holdings, Inc., Bonds.com, Inc., Bonds.com, LLC and Insight Capital Management, LLC.  These entities are collectively referred to as the “Company”.

Reclassifications

Certain reclassifications have been made to the accompanying condensed consolidated financial statements for the three months ended March 31, 2009 to conform to the current period presentation. These reclassifications had no impact on the Company’s financial position or results of operations.

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

Impairment of Long-Lived Assets

The Company reviews its long-lived assets for impairment whenever events or changes indicate that the carrying amount of an asset or group of assets may not be recoverable. For purposes of evaluating the recoverability of long-lived assets, the recoverability test is performed using undiscounted net cash flows related to the long-lived assets.  There were no impairment losses recorded during the quarter ended March 31, 2009.

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

Marketing and Advertising Costs

Marketing and advertising costs are expensed as incurred. Marketing and advertising expenses for the three months ended March 31, 2009 and 2008 were $7,475 and $177,272, respectively.

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

Share-Based Compensation

The Company accounts for its share-based awards in accordance with SFAS 123 (revised 2004), “Share-Based Payment”, or SFAS 123R, and its related implementation guidance as promulgated by both the Financial Accounting Standards Board (“FASB”), and the Securities and Exchange Commission (“SEC”) Staff Accounting Bulletin (“SAB”) No. 107, or SAB 107, associated with the accounting for share-based compensation arrangements with employees and directors. These pronouncements require that equity-based compensation cost be measured at the grant date (based upon an estimate of the fair value of the compensation granted) and recorded to expense over the requisite service period, which generally is the vesting period. The Company adopted SFAS 123R using the prospective method on February 1, 2007, the date the initial option was granted. Under this method, share-based compensation is recognized for all new share-based awards and to awards modified, repurchased, or cancelled on or after January 1, 2006, the effective date, in accordance with the original provisions of FASB Statement No. 123, “Accounting for Stock-Based Compensation” (“SFAS 123”) based on the grant date, fair value is estimated using the Black-Scholes option pricing model.

3.	Going Concern

Since its inception, the Company has generated no significant revenues and has a cumulative net loss since inception of approximately $11,026,000 and further losses are anticipated.  As of March 31, 2009, the Company has a working capital deficit of approximately $2,031,000, including approximately $1,900,000 of outstanding notes payable due within the next twelve months.  Management commenced operations in December of 2007 utilizing additional capital raised throughout the years ended December 31, 2008 and 2007, with operations during the year ended December 31, 2008 and the quarter ended March 31, 2009 also being funded using proceeds received primarily from the issuance of convertible notes to related and unrelated parties and secured promissory notes to related and unrelated parties.  These conditions raise substantial doubt about the Company’s ability to continue as a going concern.

The accompanying unaudited condensed consolidated financial statements have been presented on the basis of the continuation of the Company as a going concern and do not include any adjustments relating to the recoverability and classification of recorded asset amounts or the amounts and classifications of liabilities that might be necessary should the Company be unable to continue as a going concern.

4.	Fair Value of Financial Instruments

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

The availability of observable inputs can vary from instrument to instrument and in certain cases, the inputs used to measure fair value may fall into different levels of the fair value hierarchy. In such cases, an instrument’s level within the fair value hierarchy is based on the lowest level of input that is significant to the fair value measurement. The Company’s assessment of the significance of a particular input to the fair value measurement of an instrument requires judgment and consideration of factors specific to the instrument.

Recurring Fair Value Measurement Valuation Techniques

The fair value for certain financial instruments is derived using pricing models and other valuation techniques that involve significant management judgment. The price transparency of financial instruments is a key determinant of the degree of judgment involved in determining the fair value of the Company’s financial instruments. Financial instruments for which actively quoted prices or pricing parameters are available will generally have a higher degree of price transparency than financial instruments that are thinly traded or not quoted. In accordance with SFAS No. 157, the criteria used to determine whether the market for a financial instrument is active or inactive is based on the particular asset or liability. For certificates of deposit, the Company’s definition of actively traded was based on market trading statistics, such as historical interest rates. The Company considered the market for other types of financial instruments, including certain derivative financial instruments, to be inactive as of March 31, 2009. As a result, the valuation of these financial instruments included significant management judgment in determining the relevance and reliability of market information available. The Company considered the inactivity of the market to be evidenced by several factors, including limited trading of the Company’s stock since its inception in December of 2007.

Investment Securities

As of March 31, 2009, investment securities include certificates of deposit. For certificates of deposit, the Company utilized recent market transactions for identical or similar instruments to corroborate pricing service fair value measurements. Certificates of deposit are generally categorized in Level 2 of the fair value hierarchy.

Derivative Financial Instruments

The majority of the Company’s derivative financial instruments, conversion options embedded in convertible promissory notes, are valued with pricing models commonly used by the financial services industry using inputs generally observable in the financial services industry. The Company considers these models to involve significant judgment on the part of management, including the inputs utilized in its pricing models.  The majority of the Company’s derivative financial instruments are categorized in Level 3 of the fair value hierarchy. The Company estimates the fair value of derivatives utilizing the Black-Scholes option pricing model, as the derivatives held by the Company are comprised of options to convert outstanding promissory notes payable into shares of the Company’s stock, at the note holder’s option.  This model is dependent upon several variables such as the expected option term, expected risk-free interest rate over the expected option term, the expected dividend yield rate over the expected option term and the expected volatility of the Company’s stock price over the expected term. The expected term represents the period of time that the options granted are expected to be outstanding. The risk-free rates are based on U.S. Treasury securities with similar maturities as the expected terms of the options at the date of issuance.  Expected dividend yield is based on historical trends. For the year ended December 31, 2008, the Company estimated the volatility of its common stock utilizing its daily average closing price since December 21, 2007, when it began actively trading under the symbol Bonds.com Group, Inc.  Commencing with the quarter ended March 31, 2009, the Company changed its methodology to estimate volatility of its common stock based on an average of published volatilities contained in the most recent audited financial statements of other publicly reporting companies in the similar industry to that of the Company.  As discussed in Note 2, during the quarter ended March 31, 2009, the Company ceased classifying itself as a development stage entity, and among other factors, determined that the historical prices of the Company were no longer the best proxy to estimate the Company’s volatility.

Level 3 Assets and Liabilities

Level 3 liabilities include instruments whose value is determined using pricing models and for which the determination of fair value requires significant management judgment or estimation. As of March 31, 2009, instruments measured at fair value on a recurring basis categorized as Level 3 represented less than 1% of the Company’s total liabilities.

Fair values of assets measured on a recurring basis at March 31, 2009 and December 31, 2008 are as follows:

	Fair Value	Quoted Prices in Active Markets for Identical Assets / Liabilities (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
March 31, 2009
Assets
Certificate of Deposit	$49,380	$-	$49,380	$-
Total assets measured at fair value on a recurring basis	$49,380	$-	$49,380	$-

Liabilities
Derivative financial instruments	$27,477	-	-	$27,477
Total liabilities measured at fair value on a recurring basis	$27,477	$-	$-	$27,477

December 31, 2008
Assets
Certificate of Deposit	$49,380	$-	$49,380	$-
Restricted cash	72,000	-	72,000	-
Total assets measured at fair value on a recurring basis	$121,380	$-	$121,380	$-

Liabilities
Derivative financial instruments	$-	-	-	$-
Total liabilities measured at fair value on a recurring basis	$-	$-	$-	$-

Both observable and unobservable inputs may be used to determine the fair value of positions that the Company has classified within the Level 3 category. As a result, the unrealized gains for liabilities within the Level 3 category presented in the tables below may include changes in fair value that were attributable to both observable and unobservable inputs. The following table presents additional information about Level 3 assets and liabilities measured at fair value on a recurring basis for the quarter ended March 31, 2009:

Unrealized Gains
Derivative Financial Instruments

January 1, 2009	$-
Included in Earnings (1)	1,171,876
Included in Other Comprehensive Income	-
Total (2)	$1,171,876
Purchases, Sales, Other Settlements and Issuances, Net	-
Net Transfers In and/or (Out) of Level 3	-
March 31, 2009	$1,171,876

(1) Unrealized gains included in earnings are reported within other income (expenses).
(2) Total unrealized gains were related to Level 3 instruments held at March 31, 2009.

5.	Investment in Certificate of Deposit

The Company currently has invested in a separate certificate of deposit with a financial institution. On July 25, 2006, the Company invested $45,000 in a 13-month certificate of deposit (“CD”), bearing 5.12% interest, that matured August 25, 2007. On August 25, 2007, the principal amount along with earned interest of $2,570 was rolled into a new 13-month CD in the amount of $47,570, bearing 3.44% interest, maturing September 25, 2008. On September 25, 2008, the principal amount along with earned interest of $1,810 was rolled into a new 13-month CD in the amount of $49,380, bearing 1.93% interest, maturing October 25, 2009.   As of March 31, 2009 and December 31, 2008, $477 and $116 of interest receivable has been accrued on the CD, respectively.

6.	Restricted Cash

Restricted cash consists primarily of a certificate of deposit (“CD”) which was collateral for a loan.  The CD was purchased on December 4, 2007 in the amount of $72,000. The CD is a 36-month instrument that earns 3.26% interest per year, is collateral for a $50,010 loan from the same financial institution and is restricted. In February of 2009, the Company received $74,712 in proceeds from the CD, of which $2,712 represented accrued interest on the CD.  The proceeds were used to pay-off the equipment loan in the amount of $50,010.  As of December 31, 2008 $2,519 of interest receivable was accrued on the CD.

7.	Credit Risk

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

8.	Property and Equipment

Property and equipment consisted of the following at March 31, 2009 and December 31, 2008:

	March 31,	December 31,
	2009	2008
Leased property under capital leases	$209,758	$209,758
Computer equipment	175,816	175,816
Furniture and fixtures	43,088	43,088
Office equipment	111,177	111,177
Leasehold improvements	10,372	10,372
Total property and equipment	550,211	550,211
Less: accumulated depreciation and amortization	(304,610)	(264,429)
Property and equipment, net	$245,601	$285,782

Depreciation expense for the three months ended March 31, 2009 and 2008 $40,181 and $41,441, respectively.

Outstanding capital lease obligations were $14,520 and $28,612 at March 31, 2009 and December 31, 2008, respectively.

9.	Intangible Assets

Intangible assets consisted of the following at March 31, 2009 and December 31, 2008:

	March 31,	December 31,
	2009	2008
Non-amortizing intangible assets	$850,000	$850,000
Domain name (www.bonds.com)	50,000	50,000
Broker dealer license	900,000	900,000

Amortizing intangible assets
Software	431,996	406,497
Capitalized website development costs	179,814	150,515
Other	6,529	6,529
Total intangible assets	1,518,339	1,463,541
Less: accumulated amortization	(345,035)	(295,232)
Intangible assets, net	$1,173,304	$1,168,309

Amortization expense for the three months ended March 31, 2009 and 2008 was $49,803 and $38,203, respectively.

The following is a schedule of estimated future amortization expense of intangible assets as of March 31, 2009:

Year Ending December 31,
2009	$191,882
2010	65,438
2011	15,984
2012	-
2013	-
$273,304

10.	Investment in Broker-Dealer

On October 4, 2007, the Company acquired all of the outstanding shares of Pedestal Capital Markets, Inc. an existing FINRA registered broker dealer entity, in exchange for a cash purchase price of $50,000 plus the existing regulatory capital at the closing date $61,599. Pedestal was subsequently renamed Bonds.com, Inc. by the Company.

During the three months ended March 31, 2009 and the year ended December 31, 2008, the Company invested an additional $700,000 and $342,000 in Bonds.com, Inc., respectively, bringing the total investment to $2,668,609.

11.	Notes Payable, Related Parties

The following is a summary of related party notes payable at March 31, 2009 and December 31, 2008:

	March 31,	December 31,
	2009	2008
$250,000 unsecured promissory note payable to John Barry III, one of the Company's directors, originating from a total of $250,000 in cash received in January and February of 2008, bearing interest at 15% per annum, principal and accrued interest is due at maturity on April 15, 2010.	$250,000	$250,000

$400,000 secured promissory note payable to Valhalla Investment Partners (the "Valhalla Note"), an investment fund formerly co-managed by Christopher D. Moody, a former director and current beneficial shareholder of the Company ("Christopher Moody"), originating from $400,000 in cash received in May of 2008, bearing interest at 9% per annum, principal and accrued interest is due at maturity on April 30, 2009, secured by the Company's Bonds.com domain name (see Note 20).	400,000	400,000
Total	$650,000	$650,000
Less: current portion	(650,000)	(650,000)
Long-term portion	$-	$-

Interest expense recognized on related party notes payable for the three months ended March 31, 2009 and 2008 was $18,375 and $6,667, respectively.

During the three months ended March 31, 2009 and the year ended December 31, 2008, the Company received an aggregate of $0 and $2,050,000 of proceeds from related parties in exchange for notes payable bearing interest from 3.6% to 12.0%, respectively. Interest expense recognized on related party notes payable for the year ended December 31, 2008 was $37,639.

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

12.	Convertible Notes Payable, Related and Non-Related Parties

The following is a summary of related party and non-related party convertible notes payable at March 31, 2009 and December 31, 2008:

	March 31,	December 31,
	2009	2008
Related Parties
$1,236,836 secured convertible promissory note payable to the Christopher D. Moody Revocable Trust, an entity affiliated with Christopher Moody, originating from the conversion of $1,236,836 of previously outstanding promissory notes and accrued interest in September of 2008, and $50,000 in cash received in December of 2008.	$1,286,836	$1,286,836

$203,800 secured convertible promissory note payable to Valhalla Investment Partners, an investment fund formerly co-managed by Christopher Moody, originating from the conversion of $203,800 of previously outstanding promissory notes and accrued interest in September of 2008.	203,800	203,800

$250,000 secured convertible promissory note payable to Neil Moody Revocable Trust, an entity affiliated with Christopher Moody, originating from $250,000 in cash received in October of 2008.	250,000	250,000
Total	1,740,636	1,740,636
Less: unamortized debt discount	(486,948)	(433,341)
Total Related Parties	1,253,688	1,307,295

Non-Related Parties
$700,000 in secured convertible promissory notes payable to various individuals, originating from $700,000 in cash received during the period from September 22, 2008 through January 31, 2009.	700,000	575,000
Total	700,000	575,000
Less: unamortized debt discount	(225,756)	(200,332)
Total Non-Related Parties	474,244	374,668

Total	1,727,932	1,681,963
Less: current portion	-	-
Long-term portion	$1,727,932	$1,681,963

On September 24, 2008, in connection with the execution of secured convertible note and warrant purchase agreements with Christopher Moody, and Valhalla Investment Partners (“Valhalla”), an investment fund formerly co-managed by Christopher Moody, a former director and current beneficial shareholder of the Company, an aggregate of $1,440,636 of previously outstanding notes payable and accrued interest due to Christopher Moody and Valhalla was converted into new convertible notes payable to the Christopher D. Moody Revocable Trust, an entity affiliated with Christopher Moody, and Valhalla with aggregate principal amounts of $1,236,836 and $203,800, respectively.

On October 20, 2008, the Company also executed a $250,000 secured promissory note and warrant agreement with the Neil Moody Revocable Trust, an entity affiliated with Neil V. Moody, Christopher Moody’s father.

On December 12, 2008, the Company executed an additional $50,000 secured promissory note and warrant agreement with the Christopher D. Moody Revocable Trust.

During the period from September 24, 2008 through December 31, 2008, the Company also executed secured convertible promissory note and warrant purchase agreements with certain third-party investors in the aggregate principal amount of $575,000.

On January 30, 2009, the Company executed secured convertible promissory note and warrant purchase agreements with unrelated third party investors, in the principal amount of $125,000 (collectively the “Convertible Notes”).

Under the terms of the Convertible Notes, the entire principal amount of the Convertible Notes is due and payable on September 24, 2010 (the “Maturity Date”); interest accrues at a rate of 10% per annum, with unpaid interest payable, in full, upon the earlier of (1) the conversion of the Convertible Notes or (2) on the Maturity Date. Holders of the Convertible Notes have the right to convert principal and interest due and payable into shares of common stock of the Company at a conversion price equal to the lesser of (1) $0.375 per share, as adjusted for stock splits, and reverse splits, or (2) the price paid for the Company’s common stock in any future sale of the Company’s securities while the Convertible Notes are outstanding, exclusive of certain excluded transactions. The Convertible Notes are secured by the Company, along with its affiliated company, Insight Capital Management, LLC, in generally all of the Company’s assets, pursuant to the terms and conditions of a Security Agreement, dated September 24, 2008, as amended on February 3, 2009.

In connection with the execution of the convertible note and warrant purchase agreements, Moody, Valhalla and the third-party investors were granted warrants to purchase an aggregate of 1,627,114 shares of the Company’s common stock at an exercise price of $0.46875 per share and expiring on September 24, 2013.

The Company has accounted for the warrants issued in conjunction with the Convertible Notes in accordance with the provisions of APB No. 14, “Accounting for Convertible Debt and Debt Issued with Stock Purchase Warrants” (“APB 14”). Accordingly, the warrants were valued at the time of issuance using a Black-Scholes option pricing model with the following assumptions: (i) risk free interest rates ranging from 1.55 % to 2.91%, (ii) a contractual life of 5 years, (iii) expected volatility of 50% and (iv) a dividend yield of zero. The relative fair value of the warrants, based on an allocation of the value of the Convertible Notes and the value of the warrants issued in conjunction with the Convertible Notes, was recorded as a debt discount (with a corresponding increase to additional paid-in capital) in the amount of $324,058, and is being amortized to interest expense over the expected term of the Convertible Notes.

The Company has accounted for the conversion feature issued in conjunction with the Convertible Notes in accordance with the provisions of EITF 07-5. Pursuant to the transition provisions of the EITF, the conversion options were valued at the time of issuance using a Black-Scholes option pricing model with the following assumptions: (i) risk free interest rates ranging from 0.78 % to 2.03%, (ii) a contractual life of 2 years, (iii) expected volatility of 50% and (iv) a dividend yield of zero. The fair value of the options was recorded as a debt discount in the amount of $609,862, and is being amortized to interest expense over the expected term of the Convertible Notes.  In addition, pursuant to the provisions of SFAS 133, the conversion option is classified as a derivative liability was created to offset the debt discount, which is being marked-to-market each reporting period with corresponding changes in the fair value being recorded as unrealized gains or losses on derivative financial instruments in the consolidated statement of operations.

During the three months ended March 31, 2009, the Company recognized $116,268 in interest expense related to the amortization of the debt discount associated with the warrants and the debt discount associated with the beneficial conversion feature.

During the three months ended March 31, 2009, the Company also recognized $59,974 in interest expense on the outstanding related party and non-related party Convertible Notes.

13.	Notes Payable, Other

The following is a summary of outstanding principal due on unrelated third party notes payable at March 31, 2009 and December 31, 2008:

	March 31,	December 31,
	2009	2008
Equipment loan payable to a financial institution, monthly principal and interest payments of $2,251 are required, bearing interest at 7.5%, with a maturity date of December 4, 2010, secured by a certificate of deposit.	$-	$50,010

$250,000 note payable to an investment advisory firm for services rendered in relation to the Company's reverse merger transaction, monthly principal payments of $7,500 are required beginning in April 2009 and each month thereafter, bearing interest at 10.0% per annum, remaining principal and accrued interest is due at maturity on December 31, 2009.	250,000	250,000

$1,000,000 secured promissory note payable to an unrelated third party, originating from $1,000,000 in cash received on March 31, 2009, bearing interest at 15% per annum, principal and accrued interest is due at maturity on March 31, 2010, secured by the assets of Bonds.com Holdings, Inc. and a pledge of 4,500,000 shares of common stock of the Company by an entity controlled by John Barry IV, President and Chief Executive Officer of the Company.	1,000,000	-

Less: unamortized debt discount	(32,934)	-
Total	1,217,066	300,010
Less: current portion	(1,217,066)	274,077
Long-term portion	$-	$25,933

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

On March 31, 2009, the Company entered into a Commercial Term Loan Agreement (the “Term Loan Agreement”) with an unrelated third party investor (the “March 2009 Investor”).  Pursuant to the terms and conditions of the Term Loan Agreement, the Company raised gross proceeds of $1,000,000 in exchange for the issuance to such investor of a promissory note in the principal amount of $1,000,000 (the “March 2009 Note”), and a warrant to purchase 1,070,000 shares of the Company’s common stock at an initial exercise price of $0.375 per share, subject to adjustment (the “March 2009 Warrant”). The term Loan Agreement contains provisions customary for a financing of this type, including customary representations and warranties by the Company to the investor.

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

The March 2009 Warrant is exercisable at any time through and until March 31, 2014 for 1,070,000 shares of the Company’s common stock at an initial exercise price of $0.375 per share.  However, in the event  of default (including the failure to pay any principal or interest under the March 2009 Note when due), the exercise price of the March 2009 Warrant will be reset to an amount equal to $0.0001 per share.

The Company has accounted for the warrants issued in conjunction with the Term Loan Agreement in accordance with the provisions of APB No. 14, “Accounting for Convertible Debt and Debt Issued with Stock Purchase Warrants” (“APB 14”). Accordingly, the warrants were valued using a Black-Scholes option pricing model with the following assumptions: (i) a risk free interest rate of 1.67%, (ii) a contractual life of 5 years, (iii) an expected volatility of 50%, and (iv) a dividend yield of zero. The relative fair value of the warrants, based on an allocation of the value of the Convertible Notes and the value of the warrants issued in conjunction with the Convertible Notes, was recorded as a debt discount (with a corresponding increase to additional paid-in capital) in the amount of $32,934, and is being amortized to interest expense over the expected term of the Convertible Notes.

Interest expense recognized on third party notes payable for the three months ended March 31, 2009 and 2008 was $6,250 and $7,935, respectively.

14.	Commitments and Contingencies

Operating Leases

The Company leases office facilities and equipment and obtains data feeds under long-term operating lease agreements with various expiration dates and renewal options. The following is a schedule of future minimum rental payments required under operating leases as of March 31, 2009:

Year Ending December 31,
2009	$246,974
2010	202,100
2011	203,287
2012	158,255
2013	-
Total minimum payments required	$810,616

Rent expense for all operating leases for the three months ended March 31, 2009 and 2008 was $90,036 and $93,397, respectively.

Capital Leases

The Company leases internet servers under long-term lease agreements that are classified as capital leases.  Amortization expense for capital leases is included in depreciation expense (See Note 8). Interest expense under capital leases for the three months ended March 31, 2009 and 2008 was $718 and $3,840, respectively.

The following is a schedule by years of future minimum lease payments under capital leases together with the present value of the net minimum lease payments as of March 31, 2009:

Year Ending December 31,
2009	14,811
Net minimum lease payments	14,811
Less: amount representing interest	(291)
Present value of net minimum lease payments	$14,520

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

On May 14, 2008, the Company entered into a Payment Agreement with Kestrel. Under the terms of the Payment Agreement, Kestrel is required to pay the Company a total of $826,729.71 in monthly payments, which would result in the Company receiving monthly payments of: (i) $300,000 on or before June 1, 2008; (ii) $77,771.11 on or before the first day of each month from July through December 2008; and (iii) 59,653.05 on or before the first day of January 1, 2009. In connection with entering into the Payment Agreement, Kestrel waived any rights it may have to appeal the jury verdict and summary judgment. On June 1, 2008, Kestrel breached its obligations under the Payment Agreement by failing to make the $300,000 payment due on or before June 1, 2008.   As of December 31, 2008, Kestrel has only paid $319,950 to the Company under the Payment Agreement. The Company has sent Kestrel written notices of breach under the Payment Agreement and the Company is currently evaluating its options as a result of Kestrel’s breach of its obligations under the Payment Agreement, including commencing a collection action against Kestrel in satisfaction of the jury verdict and summary judgment awards.

As there is no assurance that Kestrel will have the funds to pay amounts due under the Payment Agreement or that it will make such payments even if it does have such funds, the Company has elected to recognize any gains from the Judgments only when actual cash payments are received from Kestrel. As of March 31, 2009 and December 31, 2008, the Company had received $319,950 in aggregate payments from Kestrel, which have been classified as other income in the accompanying statements of operations.

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

On April 28, 2009, a complaint was filed against the Company and its subsidiaries in the U.S. District Court for the Southern District of Florida by William Bass based on the same breach of contract claims identified above.  Additionally, in this suit, Mr. Bass has sued the Company and its subsidiaries for violation of federal and state disability laws.  Mr. Bass is seeking monetary damages for compensation allegedly due to him and for the future value of forfeited stock options related to the breach of contract claims, along with monetary damages for the alleged breach of federal and state disability laws. The Company believes the claim is without merit and plans to defend the claim accordingly.

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

Royalties

On May 5, 2006, the Company entered into a Trademark and Domain Name License agreement with an entity co-owned by the Company’s Chairman and its CEO and President whereby the Company was licensed to use the domain name www.bonds.com and the associated trademark Bonds.com in exchange for license fees as follows: $10,000 per month during year one; $20,000 per month during year two; $30,000 per month thereafter. On September 6, 2007, the Company issued 7,584,672 shares in order to acquire the domain name and associated trademark rights (see Note 9), thus terminating its commitment to make future royalty payments. Total royalty expense recognized during the year ended December 31, 2008 was $200,000.

15.	Stockholders’ Equity

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

As discussed in Note 12, in connection with the execution of convertible note and warrant purchase agreements, the Company issued warrants to purchase an aggregate of 1,627,114 shares of the Company’s common stock at an exercise price of $0.46875 per share and expiring on September 24, 2013 to various related and non-related parties.  The fair value of the warrants at the time of issuance was $324,058, which was recorded as additional paid in capital in the accompanying condensed consolidated financial statements.  In addition, the fair value of the beneficial conversion feature associated with the notes was $609,862, which is recorded as a derivative financial instrument in the accompanying condensed consolidated financial statements.

Subsequent to March 31, 2009, the Company issued additional debt and equity securities.  Refer to Note 20 for additional details.

16.	Earnings (Loss) Per Share

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

The calculation of diluted earnings (loss) per share at March 31, 2009 does not include options to acquire 650,732 shares or warrants to acquire 7,357,745 shares of common stock, or 6,508,367 shares issuable upon promissory note conversion, as their inclusion would have been anti-dilutive.  The calculation of diluted earnings (loss) per share at December 31, 2008 does not include options to acquire 650,732 shares or warrants to acquire 6,204,411 shares of common stock, or 6,175,033 shares issuable upon promissory note conversion, as their inclusion would have been anti-dilutive.

17.	Net Capital and Reserve Requirements

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

Net capital positions of the Company’s broker dealer subsidiary were as follows at March 31, 2009:

Ratio of aggregate indebtedness to net capital	8.07 to 1
Net capital	$1,049,896
Required net capital	$100,000

At December 31, 2008, Bonds.com, Inc.  was not in compliance with its minimum net capital or ratio of aggregate indebtedness requirements.   As of December 31, 2008, the Company’s Convertible Notes were secured by the assets of the Company, as well as its subsidiaries, including Bonds.com, Inc., and Bonds.com, Inc. provided a guaranty of the Company’s obligations there under.  Due to the existence of the pledge of assets by Bonds.com, Inc. as collateral for the Convertible Notes and the related guaranty, the notional value of the obligation was included in Bonds.com, Inc.’s computation of aggregate indebtedness, and reflected as a deduction in Bonds.com, Inc.’s computation of net capital, in accordance with Rule 15c3-1, as of December 31, 2008, which resulted in the noncompliance.

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

18.	Share-Based Compensation

On August 15, 2006, the Company established the 2006 Equity Plan (the “Plan”), which was approved by the Board of Directors on the same date and is effective for 10 years. The Plan provides for a total of 3,133,824 shares to be allocated and reserved for the purposes of offering non-statutory stock options to employees and consultants and incentive stock options to employees. If any option expires, terminates or is terminated or canceled for any reason prior to exercise in full, the shares subject to the unexercised portion shall be available for future options granted under the Plan. Options become exercisable over various vesting periods depending on the nature of the grant. Certain option awards provide for accelerated vesting if there is a change in control (as defined in the Plan). As of March 31, 2009 and December 31, 2008 2,483,092 shares, remained reserved for future issuances under the Plan.

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

The Company estimates the fair value of the options granted utilizing the Black-Scholes option pricing model, which is dependent upon several variables such as the expected option term, expected volatility of the Company’s stock price over the expected term, expected risk-free interest rate over the expected option term, expected dividend yield rate over the expected option term, and an estimate of expected forfeiture rates. Expected volatility is based on the average of the expected volatilities from the most recent audited condensed consolidated financial statements available for three public companies that are deemed to be similar in nature to the Company. Expected dividend yield is based on historical trends. The expected term represents the period of time that the options granted are expected to be outstanding. The risk-free rates are based on U.S. Treasury securities with similar maturities as the expected terms of the options at the date of grant. The Company believes this valuation methodology is appropriate for estimating the fair value of stock options granted to employees and consultants which are subject to SFAS 123R requirements. These amounts, which are recognized ratably over the respective vesting periods, are estimates and thus may not be reflective of actual future results, nor amounts ultimately realized by recipients of these grants.

There were no options granted during the three months ended March 31, 2009 or the year ended December 31, 2008.

A summary of option activity under the Plan as of March 31, 2009 and changes during the three months then ended is presented below:

	No. of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value

Outstanding at January 1, 2009	650,732	$0.57	6.42	$-
Granted	-	-	-	-
Exercised	-	-	-	-
Expired	-	-	-	-
Forfeited	-	-	-	-
Outstanding at March 31, 2009	650,732	$0.57	6.17	-

Exercisable at March 31, 2009	551,771	$0.55	6.69	-

There were no options granted during the three months ended March 31, 2009 or the year ended December 31, 2008.

The compensation expense recognized under the Plan for the three months ended March 31, 2009 and 2008 was $6,189 and $38,989, respectively.   As of March 31, 2009 and December 31, 2008, there was $30,947 and $37,136, respectively, of total unrecognized compensation cost related to non-vested share-based compensation arrangements granted under the Plan. That cost is expected to be recognized over the vesting period.

Subsequent to March 31, 2009, the Company issued options under the Plan.  See Note 20 for additional details.

19.	Related Party Transactions

See notes 10 and 11 with respect to Notes Payable, Related Parties and Convertible Notes Payable, Related Parties

Equity

On January 11, 2008, a director of the Company exercised warrants to purchase 284,039 shares of common stock of the Company at $0.66 per share and total cash of $187,466.

20.	Subsequent Events

Secured Convertible Note and Warrant Purchase Agreement

On April 30, 2009, the Company entered into a Secured Convertible Note and Warrant Purchase Agreement (the “Purchase Agreement”) with an “accredited investor” (as such term is defined in Regulation D promulgated under the Securities Act of 1933, as amended).  Pursuant to the terms and conditions of the Purchase Agreement, the Company raised gross proceeds on April 30, 2009 of $400,000.  This Note, for which the entire outstanding principal amount is due and payable on April 30, 2011 (the “Maturity Date”), accrues interest at a rate of 10% per annum.  Accrued but unpaid interest is payable, in full, upon the earlier of (1) the conversion of the Note, or (2) on the Maturity Date.

The investor has been granted certain “piggyback” registration rights to include the shares of the Company’s common stock issuable upon conversion of the Note and exercise of the Warrants in registration statements filed by the Company to register its securities.

Pursuant to the Purchase Agreement described above, the holder of the Note has the right, at any time prior to the Maturity Date, to convert the principal and interest due and payable into 1,066,667 shares of the Company’s common stock at a conversion price equal to the lesser of (1) $0.375 per share, subject to certain anti-dilution adjustments, or (2) the price paid for the Company’s common stock in any future sale of the Company’s securities, exclusive of certain excluded transactions.  Additionally, the Company issued Warrants to this Investor to purchase an aggregate of 266,672 shares of its common stock at an initial exercise price of $0.46875 per share.

The Note is secured by security interests granted by the Company, along with its affiliated companies, Bonds.com Holdings, Inc. and Insight Capital Management, LLC, to the investor in generally all of its assets (except for a subordinated security in the domain name “bonds.com”), pursuant to the terms and conditions of a separate Amended and Restated Security Agreement also dated April 30, 2009.

Amended and Restated Security Agreement

On April 30, 2009, the Company amended and restated its Security Agreement with Bonds.com Holdings, Inc., Bonds.com, Inc., and Insight Capital Management, LLC (the “Amended and Restated Security Agreement”), to, among other things: (1) allow it to add the investor as a secured party; (2) allow it to add additional purchasers of promissory notes of up to an additional $2,100,000 as secured parties; and (3) clarify that Valhalla Investment Partners (defined hereafter) has a first priority security interest in the domain name “bonds.com” with respect to the indebtedness owed by the Company under the Valhalla Note (defined hereafter), and the other secured parties have a subordinated security interest in the domain name.

Amended and Restated Promissory Note

On April 30, 2009, the Company amended and restated its promissory note with Valhalla Investment Partners (the “Valhalla Note”), to, among other things, (1) extend the Maturity Date to October 30, 3009, (2) decrease the amount that may be outstanding at any time under the Valhalla Note to an aggregate of $400,000, all of which remains outstanding as of the date of this filing, and (3) clarify that the holder of the Valhalla Note has a first priority security interest in the domain name “bonds.com”. Additionally, on April 30, 2009, the Company made a cash payment to the holder of the Valhalla Note in the amount of the accumulated but unpaid interest ($36,800) due thereunder as of April 30, 2009.

Issuance of Shares to Service Provider

On May 1, 2009, the Company issued 100,000 shares of Common Stock to a service provider in consideration for certain services provided to the Company.  The value of the services rendered were equal to $35,000.

Option Grant

On April 17, 2009, the Board of Directors approved the grant of options to purchase 1,035,000 shares of common stock at an exercise price of $0.33 per share to various employees.

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following is management’s discussion and analysis of the financial condition and results of operations of Bonds.com Group, Inc. (“we”, “our”, “us”, or the “Company”), as well as our liquidity and capital resources. The discussion, including known trends and uncertainties identified by management, should be read in conjunction with the Company’s unaudited condensed consolidated financial statements and related notes included in this Quarterly Report on Form 10-Q, as well as our audited consolidated financial statements and notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2008.

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

Insight Capital Management

On July 24, 2007, Wealth Management, LLC, was formed as a wholly-owned subsidiary of Holdings.  Wealth Management, LLC’s name was subsequently changed to Insight Capital Management, LLC (or “ICM”). ICM provides us with the ability to provide investment advisory services to clients and to open and maintain asset management accounts for these clients. This wholly-owned subsidiary is intended to manage assets for high net worth individuals and is registered to operate as an investment advisor in the State of Florida. As of April 30, 2009, ICM had no assets under management.

Results of Operations for the Quarter Ended March 31, 2009 as Compared to the Quarter Ended March 31, 2008

Revenue

Consolidated revenue of $0.9 million increased $0.9 million or 3,311%, compared to the first quarter of 2008.  We began conducting active operations during the first quarter of 2008 with the initiation of its BondStation platform in December 2007.  Sales revenues from trading in fixed income securities are generated by spread we receive equal to the difference between the prices at which we sell securities on our BondStation trading platform and the prices we pay for those securities. Given that our revenue is measured as a function of the aggregate value of the securities traded, our per trade revenue varies to a great deal based on the size of the applicable trade.  Our revenues from trading in fixed income securities was $0.9 million for the first quarter of 2009 compared to $0.0 million during the first quarter of 2008.

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

Gross Margin

Gross margin as a percentage of sales, or gross margin, was 98% for the first quarter of 2009, 28 basis points higher than in the first quarter of 2008. The increase in gross margin was driven by the marginal costs per trade which are not variable based on the size of the traded securities.  Based on the Company’s current operating costs to date, our marginal costs of executing and settling a trade over our systems, inclusive of clearing fees and licensing fees range between $13 and $22 per trade.  Our operating costs may change in the future as we increase in size and are able to obtain more favorable terms with our vendors.  To date we have only generated nominal revenues on our BondStation trading platform.

Operating Expenses

Operating expenses for the first quarter of 2009 were $1.5 million, a decrease of $0.1 million, or 4.0%, over the first quarter of 2008. The decrease was driven by a $0.2 million decrease in legal, accounting, and other professional fees, a $0.2 million decrease in marketing and advertising expenses, and a $0.2 million decrease in other operating expenses.  These decreases were driven by the Company incurring fewer costs associated with the continued development of our business as we entered our second full year of operations.  These decreases were offset by an increase of $0.3 million in payroll and related costs as well as an increase of $0.2 million in technology and communication costs.  Expenses associated with the continued development and enhancement of our BondStation trading platform, as well as increased production from our salespeople contributed to these increases as we continued to expand our operations.

Net Income (Loss)

We recorded net income of $0.4 million in the first quarter of 2009, compared to a net loss of $1.6 million in the prior year period. This $2.0 million, or 123% increase was primarily a result of the adoption of Emerging Issues Task Force in EITF Issue No. 07-5, “Determining Whether an Instrument (or Embedded Feature) Is Indexed to an Entity's Own Stock.” (“EITF 07-5”) during the first quarter of 2009.  The adoption of this standard resulted in the recognition of a $1.2 million unrealized mark-to-market gain on derivative financial instruments during the first quarter.  In addition to the recognition of this unrealized gain during the three months ended March 31, 2009, our BondStation trading platform was fully operational during the first quarter of 2009 and our customer base continued to increase driving the overall increase in net income.

Liquidity and Capital Resources

As of March 31, 2008, the Company had total current assets of approximately $1.7 million, comprised of cash and cash equivalents, investment in a CD and prepaid expenses and other assets.  This compares with current assets of approximately $0.6 million, comprised of cash and cash equivalents, investment in two CDs and prepaid expenses and other assets, as of December 31, 2008.  Prepaid expenses and other assets increased approximately $0.9 million from December 31, 2008 to March 31, 2009 as a result of the Company investing $0.7 million in proceeds received from notes payable (as discussed in Recent Financing Activities below) into investment securities which are classified as other assets in the unaudited condensed consolidated balance sheet. This purchase of investment securities was made by our broker-dealer subsidiary as part of its regulatory net capital and is not expected to be available to us for general working capital requirements or other capital expenditures. Company’s current liabilities as of March 31, 2009 totaled approximately $3.7 million, comprised of accounts payable and accrued expenses of approximately $1.8 million, notes payable due to related parties within the next 12 months of approximately $0.7 million, including a note due to Valhalla Investment Partners on October 30, 2009 of approximately $0.4 million, and other notes payable due prior to March 31, 2010 of approximately $1.2 million.  The compares to current liabilities at December 31, 2008 of approximately $2.2 million, comprised of accounts payable and accrued expenses of approximately $1.2 million, notes payable due to related parties within the next 12 months of approximately $0.7 million, including a note due to Valhalla Investment Partners on April 30, 2009 of approximately $0.4 million (which was amended on April 30, 2009 to extend its maturity to October 30, 2009), and other notes payable due prior to December 31, 2009 of approximately $0.3 million.

As of March 31, 2009, we had negative working capital of approximately $2.0 million.  Management is actively exploring arrangements to obtain additional liquidity.  There is no assurance that those efforts will be successful.

The following is a summary of the Company's cash flows provided by (used in) operating, investing, and financing activities for the three months ended March 31, 2009 and 2008 (in 000’s):

	Three Months Ended March 31, 2009	Three Months Ended March 31, 2008
Net cash used in operating activities	$(938)	$(1,108)
Net cash provided by investing activities	$17	$30
Net cash provided by financing activities	$1,061	$679
Net increase (decrease) increase in cash	$140	$(399)

Net cash used in operations for the first three months of 2009 was $0.9 million, compared with a use of cash of $1.1 million for the first three months of 2008. The reduction in cash usage was due primarily to improved profitability over the same period last year.

Net cash provided by investing activities was $0.02 million in the first three months of 2009, compared with $0.03 million in the first three months of 2008. We currently continue to expand and fund our operations primarily through financing activities and have had to invest only limited amounts in capital expenditures since the initial implementation of our trading platforms in December 2007.

Net cash provided by financing activities was $1.1 million in the first three months of 2009, compared with cash provided by financing activities of $1.0 million in the first three months of 2008. Cash flows provided by financing activities reflected the issuance of a $1.0 million promissory note payable during the quarter ended March 31, 2009.  We intend to use the proceeds from that note to fund our on-going operations.

Recent Financing Activities

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

In connection with the execution of the convertible note and warrant purchase agreements, warrants to purchase an aggregate of 83,334 shares of the Company’s common stock at an exercise price of $0.46875 per share were granted to the note holders.  These warrants expire on September 24, 2013.

The Convertible Notes are secured by the Company, along with its affiliated companies, Holdings, and Insight Capital Management, LLC, in generally all of the Company’s assets, pursuant to the terms and conditions of a Security Agreement, dated September 24, 2008 and as amended on February 3, 2009.

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

On April 30, 2009, the Company entered into a Secured Convertible Note and Warrant Purchase Agreement (the “Purchase Agreement”) with an “accredited investor” (as such term is defined in Regulation D promulgated under the Securities Act of 1933, as amended (the “Securities Act”)).   Pursuant to the terms and conditions of the Purchase Agreement, the Company raised gross proceeds on April 30, 2009 of $400,000.  This Note, for which the entire outstanding principal amount is due and payable on April 30, 2011 (the “Maturity Date”), accrues interest at a rate of 10% per annum.  Accrued but unpaid interest is payable, in full, upon the earlier of (1) the conversion of the Note, or (2) on the Maturity Date.

The Purchase Agreement contains customary representations and warranties by the Company and the investor.  Additionally, the investor has been granted certain “piggyback” registration rights to include the shares of the Company’s common stock issuable upon conversion of the Note (defined hereafter) and exercise of the Warrants (defined hereafter) in registration statements filed by the Company to register its securities.

Pursuant to the Purchase Agreement described above, the holder of the Note has the right, at any time prior to the Maturity Date, to convert the principal and interest due and payable into 1,066,667 shares of the Company’s common stock at a conversion price equal to the lesser of (1) $0.375 per share, subject to certain anti-dilution adjustments, or (2) the price paid for the Company’s common stock in any future sale of the Company’s securities, exclusive of certain excluded transactions.  Additionally, the Company issued Warrants to this Investor to purchase an aggregate of 266,672 shares of its common stock at an initial exercise price of $0.46875 per share.  This offer and sale was made in reliance on the exemption from registration provided by Section 4(2) of the Securities Act in reliance on representations and warranties made by the investor.

The Note is secured by security interests granted by the Company, along with its affiliated companies, Bonds.com Holdings, Inc. and Insight Capital Management, LLC, to the investor in generally all of its assets (except for a subordinated security in the domain name “bonds.com”), pursuant to the terms and conditions of a separate Amended and Restated Security Agreement also dated April 30, 2009.  The Note also provides for certain events of default as are customary in this type of transaction.

On April 30, 2009, the Company amended and restated its Security Agreement with Bonds.com Holdings, Inc., Bonds.com, Inc., and Insight Capital Management, LLC (the “Amended and Restated Security Agreement”), to, among other things: (1) allow it to add the investor as a secured party; (2) allow it to add additional purchasers of promissory notes of up to an additional $2,100,000 as secured parties; and (3) clarify that Valhalla Investment Partners (defined hereafter) has a first priority security interest in the domain name “bonds.com” with respect to the indebtedness owed by the Company under the Valhalla Note (defined hereafter), and the other secured parties have a subordinated security interest in the domain name.

On April 30, 2009, the Company amended and restated the Valhalla Note, to, among other things, (1) extend the Maturity Date to October 30, 3009, (2) decrease the amount that may be outstanding under the Valhalla Note at any time to an aggregate of $400,000, all of which remains outstanding as of the date of this filing, and (3) clarify that the holder of the Valhalla Note has a first priority security interest in the domain name “bonds.com”. Additionally, on April 30, 2009 the Company made a cash payment to the holder of the Valhalla Note in the amount of the accumulated but unpaid interest due there under as of April 30, 2009.

Going Concern

Our independent auditors have added an explanatory paragraph to their audit opinion issued in connection with the consolidated financial statements of Bonds.com Group, Inc. for the years ended December 31, 2008 and 2007, with respect to their doubt about our ability to continue as a going concern due to our recurring losses from operations and our accumulated deficit. We have a history of operating losses since our inception in 2005, and have a working capital deficit of approximately $2.0 million and an accumulated deficit of approximately $11.0 million at March 31, 2009, which together raises doubt about the our ability to continue as a going concern. Our ability to continue as a going concern will be determined by our ability to sustain a successful level of operations and to continue to raise capital from debt, equity and other sources. The accompanying unaudited condensed consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Critical Accounting Policies and Estimates

The preparation of financial statements and related disclosures in conformity with accounting principles generally accepted in the United States requires estimates and assumptions that affect the reported amounts of assets and liabilities, revenues and expenses and related disclosures of contingent assets and liabilities in the financial statements and accompanying notes. The SEC has defined a company’s critical accounting policies as the ones that are most important to the portrayal of the company’s financial condition and results of operations, and which require the company to make its most difficult and subjective judgments, often as a result of the need to make estimates of matters that are inherently uncertain. We believe that our estimates and assumptions are reasonable under the circumstances; however, actual results may vary from these estimates and assumptions. We have identified in Note 2 - “Summary of Significant Accounting Policies” to the Financial Statements contained in this Quarterly Report certain critical accounting policies that affect the more significant judgments and estimates used in the preparation of the financial statements.

Off-Balance Sheet Arrangements

The Company does not have any off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on the Company’s financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that is material to investors.

Contractual Obligations

As a “smaller reporting company” as defined by Item 10 of Regulation S-K, the Company is not required to provide this information.

Item 3.  Quantitative and Qualitative Disclosures About Market Risk.

As a “smaller reporting company” as defined by Item 10 of Regulation S-K, the Company is not required to provide information required by this Item.

Item 4T.  Controls and Procedures.

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

The basis for the determination that our disclosure controls and procedures are not operating effectively at the reasonable assurance level is based on our conclusions that (a) we do not have a full-time, qualified Principal Financial Officer to oversee our disclosure controls and procedures, (b) our disclosure controls and procedures did not adequately or timely alert management to the need to file current reports on Form 8-K for certain events during the fiscal year ended December 31, 2008 and the period since then through April 1, 2009, and (c) we have material weaknesses in our internal control over financing reporting (as discussed below), which we consider an integral part of our disclosure controls and procedures.  The Company is in the process of searching for a full-time, qualified Principal Financial Officer, who is expected to oversee our disclosure controls and procedures and assist us in remediating any other weaknesses.

Changes in Internal Controls over Financial Reporting

There have been no changes in our internal controls over financial reporting during the quarter ended March 31, 2009 that have materially affected or are reasonably likely to materially affect our internal controls.

PART II — OTHER INFORMATION

Item 1.  Legal Proceedings.

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

On April 28, 2009, a complaint was filed against the Company and its subsidiaries in the U.S. District Court for the Southern District of Florida by William Bass based on the same breach of contract claims identified above.  Additionally, in this suit, Mr. Bass has sued the Company and its subsidiaries for violation of federal and state disability laws.  Mr. Bass is seeking monetary damages for compensation allegedly due to him and for the future value of forfeited stock options related to the breach of contract claims, along with monetary damages for the alleged breach of federal and state disability laws. The Company believes the claim is without merit and plans to defend the claim accordingly.

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

Item 1A.  Risk Factors.

As a “smaller reporting company” as defined by Item 10 of Regulation S-K, the Company is not required to provide information required by this Item.  Please see our Annual Report on Form 10-K for the fiscal year ended December 31, 2008, as filed with the Securities and Exchange Commission on April 1, 2009, for a detailed discussion of risk factors applicable to us.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds.

Previously reported.

Item 3.  Defaults Upon Senior Securities.

None.

Item 4.  Submission of Matters to a Vote of Security Holders.

None.

Item 5.  Other Information.

None.

Item 6.  Exhibits.

(a)  Exhibits required by Item 601 of Regulation S-K.

Exhibit	Description

31.1	Certification of the Principal Executive Officer and Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (Rule 13a-14(a)).

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

Dated: May 15, 2009	BONDS.COM GROUP, INC.

	By.	/s/ John J. Barry IV
	Name:	John J. Barry IV
	Title:	President and Chief Executive Officer (Principal Executive Officer, Principal Financial Officer and Principal Accounting Officer)