Form 10-Q
period 2009-06-30
Bonds.com Group, Inc.
filed 2009-08-19
CIK 1179090

FORM 10-Q

U.S. SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2009

OR

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the transition period from ________ to ________

Commission file number 000-51076

Bonds.com Group, Inc.
(Exact name of registrant as specified in its charter)

Delaware	38-3649127
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)

1515 Federal Highway, Suite 212, Boca Raton, Florida 33432
(Address of principal executive offices)

(561) 953-5343
(Registrant’s telephone number, including area code)

No change
(Former name, former address and former fiscal year, if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this Chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).   Yes ž    No ž

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company.  See definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☐	Smaller reporting company	☒
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐ No ☒.

APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 61,316,590 shares of common stock, par value $.0001 per share, outstanding as of August 14, 2009.

BONDS.COM GROUP, INC.

- INDEX -

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

PART I – FINANCIAL INFORMATION

Item 1.  Financial Statements.

Bonds.com Group, Inc.
Condensed Consolidated Balance Sheets
(unaudited)

	June 30, 2009	December 31, 2008

Assets

Currents assets
Cash and cash equivalents	$112,191	$214,624
Investment securities	107,252	49,380
Accrued interest receivable	720	2,635
Prepaid expenses and other assets	1,373,969	342,586
Total current assets	1,594,132	609,225

Property and equipment, net	205,262	285,782
Intangible assets, net	1,123,146	1,168,309
Other assets	156,718	156,717
Restricted cash	-	72,000
Total assets	$3,079,258	$2,292,033

Liabilities and Stockholders' Deficit

Current liabilities
Accounts payable and accrued expenses	$1,777,226	$1,209,728
Obligations under capital leases, current portion	-	28,612
Notes payable, related parties	250,000	650,000
Notes payable, other, net of debt discount	1,585,523	274,077
Liability under derivative financial instruments	806,495	-
Total current liabilities	4,419,244	2,162,417

Long-term liabilities
Notes payable, other, net of current portion	-	25,933
Convertible notes payable, related parties, net of debt discount	1,182,464	1,307,295
Convertible notes payable, other, net of debt discount	1,112,278	374,668
Deferred rent	40,471	36,695
Total liabilities	6,754,457	3,907,008

Commitments and contingencies

Stockholders' Deficit
Preferred stock $.0001 par value; 1,000,000 authorized;
no shares issued and outstanding	-	-
Common stock $0.0001 par value; 150,000,000 authorized;
61,316,590 and 61,216,590 issued and outstanding, respectively	6,131	6,121
Additional paid in capital	8,960,755	8,986,505
Accumulated deficit	(12,642,085)	(10,607,601)

Total stockholders' deficit	(3,675,199)	(1,614,975)

Total liabilities and stockholders' deficit	$3,079,258	$2,292,033

The accompanying notes are an integral part of these condensed consolidated financial statements.

Bonds.com Group, Inc.
Condensed Consolidated Statements of Operations
(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2009	2008	2009	2008

Revenue	$1,103,321	$76,777	$2,044,624	$104,336

Cost of sales	52,673	18,666	69,065	26,915

Gross Margin	1,050,648	58,111	1,975,559	77,421

Operating expenses
Technology and communications	224,790	331,981	548,372	561,043
Software and support	33,841	28,170	63,016	65,536
Payroll and related costs	894,894	472,062	1,668,924	935,038
Rent and occupancy	87,144	88,905	177,180	182,302
Legal, accounting, and other professional fees	205,315	280,277	313,538	623,074
Travel and entertainment	28,064	54,820	47,951	77,633
Marketing and advertising	5,941	105,147	13,416	282,419
Other operating expenses	63,137	75,543	158,080	232,267
Depreciation	40,339	39,665	80,520	77,868
Amortization	50,158	53,411	99,961	94,852

Total operating expenses	1,633,623	1,529,981	3,170,958	3,132,032

Loss from operations	(582,975)	(1,471,870)	(1,195,399)	(3,054,611)

Other income (expense)
Interest income	2,154	3,443	6,593	9,888
Interest expense	(318,298)	(35,743)	(524,941)	(52,848)
Unrealized (loss) gain on derivative financial
instruments and investment securities	(696,658)	-	475,218	-
Other income	-	269,950	318	269,950
Other expense	(20,318)	(102,950)	(20,318)	(102,950)

Loss before income tax benefit	$(1,616,095)	$(1,337,170)	$(1,258,529)	$(2,930,571)

Income tax benefit	-	-	-	-

Net loss applicable to common stockholders	$(1,616,095)	$(1,337,170)	$(1,258,529)	$(2,930,571)

Share and Per Share (Basic and Diluted)
Net loss	$(.03)	$(.02)	$(.02)	$(.05)

Weighted average number of shares of outstanding - basic and diluted	61,283,623	61,216,590	61,250,292	61,190,590

The accompanying notes are an integral part of these condensed consolidated financial statements.

Bonds.com Group, Inc.
Condensed Consolidated Statement of Changes in Stockholders’ Equity
(unaudited)

			Additional		Total
	Common Stock		Paid-In	Accumulated	Stockholders'
	Shares	Amount	Capital	Deficit	Equity (Deficit)

Balances at December 31, 2007	60,932,551	$6,093	$8,261,094	$(5,933,691)	$2,333,496

Issuance of common stock upon exercise of warrants	284,039	28	187,438	-	187,466

Fair value of common stock warrants issued in conjunction with convertible promissory notes, net of applicable deferred taxes	-	-	264,585	-	264,585

Beneficial conversion feature associated with convertible promissory notes, net of applicable deferred taxes	-	-	183,030	-	183,030

Reversal of unamortized deferred stock-based compensation upon employee termination	-	-	-	-	-

Amortization of deferred compensation	-	-	90,358	-	90,358

Net loss	-	-	-	(4,673,910)	(4,673,910)

Balances at December 31, 2008	61,216,590	6,121	8,986,505	(10,607,601)	(1,614,975)

Cumulative Effect of Change in Accounting Principle, net of taxes	-	-	(235,433)	(775,955)	(1,011,388)

Fair value of common stock warrants issued in conjunction with convertible promissory notes, net of applicable deferred taxes	-	-	38,748	-	38,748

Issuance of common stock for consulting services	100,000	10	34,990	-	35,000

Recognition of compensation expense on date of grant relating to stock options	-	-	80,273	-	80,273

Beneficial conversion feature associated with convertible promissory notes, net of applicable deferred taxes	-	-	32,934	-	32,934

Amortization of deferred compensation	-	-	22,738	-	22,738
				-
Net loss	-	-	-	(1,258,529)	(1,258,529)

Balances at June 30, 2009	61,316,590	$6,131	$8,960,755	$(12,642,085)	$(3,675,199)

The accompanying notes are an integral part of these condensed consolidated financial statements.

Bonds.com Group, Inc.
Condensed Consolidated Statements of Cash Flows
(unaudited)

	Six Months Ended June 30,
	2009	2008

Cash Flows From Operating Activities
Net loss	$(1,258,529)	$(2,930,571)
Adjustments to reconcile net loss to net cash used in
operating activities:
Depreciation	80,520	77,868
Amortization	99,961	94,852
Share-based compensation	138,011	77,978
Unrealized gain on derivative financial instruments	(475,218)	-
Amortization of debt discount	257,424	-
Changes in operating assets and liabilities:
Accrued interest receivable	1,915	280
Prepaid expenses and other assets	(1,031,383)	(61,700)
Accounts payable and accrued expenses	567,498	410,447
Deferred rent	3,776	10,209

Net cash used in operating activities	(1,616,025)	(2,320,637)

Cash Flows From Investing Activities
Purchases of property and equipment	-	(5,137)
Purchase of intangible assets	(54,798)	(61,141)
Purchase of investment securities	(84,988)	-
Cash received upon maturity of certificates of deposit	72,000	72,000
Cash invested in certificate of deposit	-	-

Net cash (used in) provided by investing activities	(67,786)	5,722

Cash Flows From Financing Activities
Proceeds received from notes payable, related parties	$-	$1,300,000
Proceeds from convertible notes payable	700,000	-
Proceeds from notes payable	1,000,000	-
Principal payments on notes payable	(90,010)	(10,962)
Principal payments on obligations under capital leases	(28,612)	(52,345)
Proceeds from exercise of common stock warrants	-	187,466

Net cash provided by financing activities	1,581,378	1,424,159

Net decrease in cash	(102,433)	(890,756)

Cash and cash equivalents, beginning of period	214,624	1,046,150

Cash and cash equivalents, end of period	$112,191	$155,394

Supplemental Disclosure of Cash Flow Information
Cash paid for interest	$1,009	$6,753
Debt discount on convertible notes payable	$38,748	$-
Debt discount on warrants issued with notes payable	$37,657	$-

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

These results have been determined on the basis of generally accepted accounting principles and practices applied consistently with those used in the preparation of the Company's consolidated financial statements for the year ended December 31, 2008.  Operating results for the six months ended June 30, 2009 are not necessarily indicative of the results that may be expected for the year ending December 31, 2009.

The Company recommends that the accompanying condensed consolidated financial statements for the interim period be read in conjunction with the Company's consolidated financial statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2008 as filed on April 1, 2009.

Description of Business

Bonds.com Holdings, Inc. was incorporated in the State of Delaware on October 18, 2005 under the name Bonds Financial, Inc. On June 14, 2007, an amendment was filed thereby changing the name from Bonds Financial, Inc. to Bonds.com Holdings, Inc. On October 4, 2007, Bonds.com Holdings, Inc. acquired Pedestal Capital Markets, Inc., an existing Financial Industry Regulatory Authority (“FINRA”) registered broker dealer, which was subsequently renamed Bonds.com, Inc.  Bonds.com, Inc. offers corporate bonds, municipal bonds, agency bonds, certificates of deposit, and U.S. Treasuries to potential customers via Bonds.com Holdings, Inc.’s software and website, www.bondstation.com. After final testing of its software and fully staffing its back office operations, Bonds.com Holdings, Inc. commenced initial operations during December 2007.

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

Bonds.com Group, Inc.
Notes to Unaudited Condensed Consolidated Financial Statements

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

Bonds.com Group, Inc.
Notes to Unaudited Condensed Consolidated Financial Statements

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

Impairment of Long-Lived Assets

The Company reviews its long-lived assets for impairment whenever events or changes indicate that the carrying amount of an asset or group of assets may not be recoverable. For purposes of evaluating the recoverability of long-lived assets, the recoverability test is performed using undiscounted net cash flows related to the long-lived assets.  There were no impairment losses recorded during the six months ended June 30, 2009.

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

Marketing and Advertising Costs

Marketing and advertising costs are expensed as incurred. Marketing and advertising expenses for the three months ended June 30, 2009 and 2008, were $5,941 and $105,147, respectively.  Marketing and advertising expenses for the six months ended June 31, 2009 and 2008 were $13,416 and $282,419, respectively.

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

Bonds.com Group, Inc.
Notes to Unaudited Condensed Consolidated Financial Statements

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

Recent Accounting Pronouncements

In May 2009, the FASB issued SFAS No. 165, “Subsequent Events.” SFAS No. 165 sets standards for the disclosure of events that occur after the balance-sheet date, but before financial statements are issued or are available to be issued. SFAS No. 165 sets forth the following: (1) the period after the balance sheet date during which management of a reporting entity should evaluate events or transactions that may occur for potential recognition or disclosure in the financial statements; (2) the circumstances under which an entity should recognize events or transactions occurring after the balance sheet date in its financial statements; and (3) the disclosures that an entity should make about events or transactions that occurred after the balance sheet date. SFAS  No. 165 is effective for interim and annual periods ending after June 15, 2009. The Company adopted SFAS No. 165 effective April 1, 2009. The Company uses the date of the filing of its Form 10-Q with the Securities and Exchange Commission as the date through which subsequent events have been evaluated which is the same date as the date these financial statements were issued. The adoption of SFAS No. 165 did not have a material impact on the Company’s condensed consolidated financial statements.

3.	Going Concern

Since its inception, the Company’s expenses have significantly exceeded its revenues and the Company has incurred a deficit of $12,642,085.  As of June 30, 2009, the Company has a working capital deficit of $2,825,112, including approximately $1,900,000 of outstanding notes payable due within the next twelve months.  Management commenced operations in December of 2007 utilizing additional capital raised throughout the years ended December 31, 2008 and 2007, with operations during the year ended December 31, 2008 and the six months ended June 30, 2009 also being funded using proceeds received primarily from the issuance of convertible notes to related and unrelated parties and secured promissory notes to related and unrelated parties.  These conditions raise substantial doubt about the Company’s ability to continue as a going concern.

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

Bonds.com Group, Inc.
Notes to Unaudited Condensed Consolidated Financial Statements

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

Recurring Fair Value Measurement Valuation Techniques

The fair value for certain financial instruments is derived using pricing models and other valuation techniques that involve significant management judgment. The price transparency of financial instruments is a key determinant of the degree of judgment involved in determining the fair value of the Company’s financial instruments. Financial instruments for which actively quoted prices or pricing parameters are available will generally have a higher degree of price transparency than financial instruments that are thinly traded or not quoted. In accordance with SFAS No. 157, the criteria used to determine whether the market for a financial instrument is active or inactive is based on the particular asset or liability. For certificates of deposit, the Company’s definition of actively traded was based on market trading statistics, such as historical interest rates. The Company considered the market for other types of financial instruments, including certain derivative financial instruments, to be inactive as of June 30, 2009. As a result, the valuation of these financial instruments included significant management judgment in determining the relevance and reliability of market information available. The Company considered the inactivity of the market to be evidenced by several factors, including limited trading of the Company’s stock since its inception in December of 2007.

Investment Securities

As of June 30, 2009, investment securities include certificates of deposit, corporate bonds and asset backed securities.  These securities are valued utilizing recent market transactions for identical or similar instruments to corroborate pricing service fair value measurements and are generally categorized in Level 2 of the fair value hierarchy.

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

Bonds.com Group, Inc.
Notes to Unaudited Condensed Consolidated Financial Statements

Level 3 Assets and Liabilities

Level 3 liabilities include instruments whose value is determined using pricing models and for which the determination of fair value requires significant management judgment or estimation. As of June 30, 2009, instruments measured at fair value on a recurring basis categorized as Level 3 represented less than 1% of the Company’s total liabilities.

Fair values of assets measured on a recurring basis at June 30, 2009 and December 31, 2008 are as follows:

	Fair Value	Quoted Prices in
		Active Markets	Significant Other	Significant
		for Identical	Observable	Unobservable
		Assets / Liabilities	Inputs	Inputs
		(Level 1)	(Level 2)	(Level 3)
June 30, 2009
Assets
Investment securities	$107,252	$-	$107,252	$-
Total assets measured at fair value on a recurring basis	$107,252	$-	$107,252	$-

Liabilities
Derivative financial instruments	$806,495	-	-	$806,495
Total liabilities measured at fair value on a recurring basis	$806,495	$-	$-	$806,495

December 31, 2008
Assets
Investment securities	$49,380	$-	$49,380	$-
Restricted cash	72,000	-	72,000	-
Total assets measured at fair value on a recurring basis	$121,380	$-	$121,380	$-

Liabilities
Derivative financial instruments	$-	-	-	$-
Total liabilities measured at fair value on a recurring basis	$-	$-	$-	$-

Both observable and unobservable inputs may be used to determine the fair value of positions that the Company has classified within the Level 3 category. As a result, the unrealized gains for liabilities within the Level 3 category presented in the tables below may include changes in fair value that were attributable to both observable and unobservable inputs. The following table presents additional information about Level 3 assets and liabilities measured at fair value on a recurring basis for the six months ended June 30, 2009:

Unrealized Gains
Derivative Financial Instruments

January 1, 2009	$-
Included in Earnings	475,218
Included in Other Comprehensive Income	-
Total	$475,218
Purchases, Sales, Other Settlements and Issuances, Net	-
Net Transfers In and/or (Out) of Level 3	-
June 30, 2009	$475,218

The majority of total unrealized gains were related to Level 3 instruments held at June 30, 2009.

Bonds.com Group, Inc.
Notes to Unaudited Condensed Consolidated Financial Statements

5.	Investment in Certificate of Deposit

The Company currently has invested in a separate certificate of deposit with a financial institution. On July 25, 2006, the Company invested $45,000 in a 13-month certificate of deposit (“CD”), bearing 5.12% interest, that matured August 25, 2007. On August 25, 2007, the principal amount along with earned interest of $2,570 was rolled into a new 13-month CD in the amount of $47,570, bearing 3.44% interest, maturing September 25, 2008. On September 25, 2008, the principal amount along with earned interest of $1,810 was rolled into a new 13-month CD in the amount of $49,380, bearing 1.93% interest, maturing October 25, 2009.   As of June 30, 2009 and December 31, 2008, $720 and $116 of interest receivable has been accrued on the CD, respectively.

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

8.	Property and Equipment

Property and equipment consisted of the following at June 30, 2009 and December 31, 2008:

	June 30,	December 31,
	2009	2008
Leased property under capital leases	$209,758	$209,758
Computer equipment	175,816	175,816
Furniture and fixtures	43,088	43,088
Office equipment	111,177	111,177
Leasehold improvements	10,372	10,372
Total property and equipment	550,211	550,211
Less: accumulated depreciation and amortization	(344,949)	(264,429)
Property and equipment, net	$205,262	$285,782

Depreciation expense for the three months ended June 30, 2009 and 2008 was $40,339 and $39,665, respectively.   Depreciation expense for the six months ended June 30, 2009 and 2008 was $80,520 and $77,868, respectively

Outstanding capital lease obligations were $28,612 at December 31, 2008.

Bonds.com Group, Inc.
Notes to Unaudited Condensed Consolidated Financial Statements

9.	Intangible Assets

Intangible assets consisted of the following at June 30, 2009 and December 31, 2008:

	June 30,	December 31,
	2009	2008
Non-amortizing intangible assets
Domain name (www.bonds.com)	$850,000	$850,000
Broker dealer license	50,000	50,000
	900,000	900,000
Amortizing intangible assets
Software	431,996	406,497
Capitalized website development costs	179,814	150,515
Other	6,529	6,529
Total intangible assets	1,518,339	1,463,541
Less: accumulated amortization	(395,193)	(295,232)
Intangible assets, net	$1,123,146	$1,168,309

Amortization expense for the three months ended June 30, 2009 and 2008 was $50,158 and $53,411, respectively. Amortization expense for the six months ended June 30, 2009 and 2008 was $99,961 and $94,852, respectively.

The following is a schedule of estimated future amortization expense of intangible assets as of June 30, 2009:

Year Ending December 31,
2009	$175,195
2010	38,424
2011	9,527
2012	-
2013	-
$223,146

10.	Investment in Broker-Dealer

On October 4, 2007, the Company acquired all of the outstanding shares of Pedestal Capital Markets, Inc. an existing FINRA registered broker dealer entity, in exchange for a cash purchase price of $50,000 plus the existing regulatory capital at the closing date $61,599. Pedestal was subsequently renamed Bonds.com, Inc. by the Company.

During the six months ended June 30, 2009 and the year ended December 31, 2008, the Company invested an additional $700,000 and $342,000 in Bonds.com, Inc., respectively, bringing the total investment to $2,668,609.

Bonds.com Group, Inc.
Notes to Unaudited Condensed Consolidated Financial Statements

11.	Notes Payable, Related Parties

The following is a summary of related party notes payable at June 30, 2009 and December 31, 2008:

	June 30,	December 31,
	2009	2008
$250,000 unsecured promissory note payable to John Barry III, one of the Company's directors, originating from a total of $250,000 in cash received in January and February of 2008, bearing interest at 15% per annum, principal and accrued interest is due at maturity on April 15, 2010.	$250,000	$250,000

$400,000 secured promissory note payable to Valhalla Investment Partners (the "Valhalla Note"), an investment fund formerly co-managed by Christopher D. Moody, a former director and current beneficial shareholder of the Company ("Christopher Moody"), originating from $400,000 in cash received in May of 2008, bearing interest at 9% per annum, principal and accrued interest is due at maturity on October 31, 2009, secured by the Company's Bonds.com domain name.	-	400,000
Total	$250,000	$650,000
Less: current portion	(250,000)	(650,000)
Long-term portion	$-	$-

During the year ended December 31, 2008, the Company received an aggregate of $2,050,000 of proceeds from related parties in exchange for notes payable bearing interest from 3.6% to 12.0%, respectively. Interest expense recognized on related party notes payable for the year ended December 31, 2008 was $37,639.

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

On January 21, 2009, in the matter Securities and Exchange Commission v. Arthur Nadel, Scoop Capital, LLC and Scoop Management, Inc., which is pending in the U.S. District Court for the Middle District of Florida, a receiver was appointed to administer and manage the affairs of Valhalla Investment Partners, L.P. and its general partner Valhalla Management Inc.  As a result of the appointment of this receiver, Christopher D. Moody and Neil V. Moody no longer have the right or authority to exercise any management or control over Valhalla Investment Partners, L.P., Valhalla Management Inc. or their respective assets or affairs and those entities are now under the control of the court-appointed receiver.

Interest expense recognized on related party notes payable for the three months ended June 30, 2009 and 2008 was $9,479 and $24,339, respectively.  Interest expense recognized on related party notes payable for the six months ended June 30, 2009 and 2008 was $21,954 and $31,006, respectively.

Bonds.com Group, Inc.
Notes to Unaudited Condensed Consolidated Financial Statements

12.	Convertible Notes Payable, Related and Non-Related Parties

The following is a summary of related party and non-related party convertible notes payable at June 30, 2009 and December 31, 2008:

	June 30,	December 31,
	2009	2008
Related Parties
$1,236,836 secured convertible promissory note payable to the Christopher D. Moody Revocable Trust, an entity affiliated with Christopher Moody, originating from the conversion of $1,236,836 of previously outstanding promissory notes and accrued interest in September of 2008, and $50,000 in cash received in December of 2008.	$1,286,836	$1,286,836

$203,800 secured convertible promissory note payable to Valhalla Investment Partners, an investment fund formerly co-managed by Christopher Moody, originating from the conversion of $203,800 of previously outstanding promissory notes and accrued interest in September of 2008.	-	203,800

$250,000 secured convertible promissory note payable to Neil Moody Revocable Trust, an entity affiliated with Christopher Moody, originating from $250,000 in cash received in October of 2008.	250,000	250,000
Total	1,536,836	1,740,636
Less: unamortized debt discount	(354,372)	(433,341)
Total Related Parties	1,182,464	1,307,295

Non-Related Parties
$203,800 secured convertible promissory note payable to Valhalla Investment Partners, an investment fund formerly co-managed by Christopher Moody, originating from the conversion of $203,800 of previously outstanding promissory notes and accrued interest in September of 2008.	203,800	-

$1,275,000 in secured convertible promissory notes payable to various individuals, originating from $1,275,000 in cash received during the period from September 22, 2008 through June 30, 2009.	1,275,000	575,000
Total	1,478,800	575,000
Less: unamortized debt discount	(366,522)	(200,332)
Total Non-Related Parties	1,112,278	374,668

Total	2,294,742	1,681,963
Less: current portion	-	-
Long-term portion	$2,294,742	$1,681,963

On September 24, 2008, in connection with the execution of secured convertible note and warrant purchase agreements with Christopher Moody, and Valhalla Investment Partners (“Valhalla”), an investment fund formerly co-managed by Moody, a former director and current beneficial shareholder of the Company, an aggregate of $1,440,636 of previously outstanding notes payable and accrued interest due to Moody and Valhalla was converted into new convertible notes payable to the Christopher D. Moody Revocable Trust, an entity affiliated with Christopher Moody, and Valhalla with aggregate principal amounts of $1,236,836 and $203,800, respectively.

Bonds.com Group, Inc.
Notes to Unaudited Condensed Consolidated Financial Statements

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

On January 30, 2009, the Company executed secured convertible promissory note and warrant purchase agreements with unrelated third party investors, in the principal amount of $125,000.  During the period from April 1, 2009 through June 30, 2009, the Company also executed secured convertible promissory note and warrant purchase agreements with certain third-party investors in the aggregate principal amount of $575,000 (collectively the “Convertible Notes”).

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

On April 30, 2009, the Company amended and restated its Security Agreement with Bonds.com Holdings, Inc., Bonds.com, Inc., and Insight Capital Management, LLC (the “Amended and Restated Security Agreement”), to, among other things: (1) allow it to add the March 2009 Investor (as defined in Note 13) as a secured party; (2) allow it to add additional purchasers of promissory notes of up to an additional $2,100,000 as secured parties; and (3) clarify that Valhalla Investment Partners  has a first priority security interest in the domain name “bonds.com” with respect to the indebtedness owed by the Company under the Valhalla Note (See Note 11), and the other secured parties have a subordinated security interest in the domain name.

The Company has accounted for the warrants issued in conjunction with the Convertible Notes in accordance with the provisions of APB No. 14, “Accounting for Convertible Debt and Debt Issued with Stock Purchase Warrants” (“APB 14”). Accordingly, the warrants were valued at the time of issuance using a Black-Scholes option pricing model with the following assumptions: (i) risk free interest rates ranging from 1.55 % to 2.91%, (ii) a contractual life of 5 years, (iii) expected volatility of 50% and (iv) a dividend yield of zero. The relative fair value of the warrants, based on an allocation of the value of the Convertible Notes and the value of the warrants issued in conjunction with the Convertible Notes, was recorded as a debt discount (with a corresponding increase to additional paid-in capital) in the amount of $355,472, and is being amortized to interest expense over the expected term of the Convertible Notes.

The Company has accounted for the conversion feature issued in conjunction with the Convertible Notes in accordance with the provisions of EITF 07-5. Pursuant to the transition provisions of the EITF, the conversion options were valued at the time of issuance using a Black-Scholes option pricing model with the following assumptions: (i) risk free interest rates ranging from 0.78 % to 2.03%, (ii) a contractual life of 2 years, (iii) expected volatility of 50% and (iv) a dividend yield of zero. The fair value of the options was recorded as a debt discount in the amount of $719,338, and is being amortized to interest expense over the expected term of the Convertible Notes.  In addition, pursuant to the provisions of SFAS 133, the conversion option is classified as a derivative

Bonds.com Group, Inc.
Notes to Unaudited Condensed Consolidated Financial Statements

liability was created to offset the debt discount, which is being marked-to-market each reporting period with corresponding changes in the fair value being recorded as unrealized gains or losses on derivative financial instruments in the consolidated statement of operations.

During the three and six months ended June 30, 2009, the Company recognized $132,699 and $248,967, respectively, in interest expense related to the amortization of the debt discount associated with the warrants and the debt discount associated with the beneficial conversion feature.

During the three and six months ended June 30, 2009, the Company also recognized $69,389 and $129,361, respectively, in interest expense on the outstanding related party and non-related party Convertible Notes.

13.	Notes Payable, Other

The following is a summary of outstanding principal due on unrelated third party notes payable at June 30, 2009 and December 31, 2008:

	June 30,	December 31,
	2009	2008
Equipment loan payable to a financial institution, monthly principal and interest payments of $2,251 are required, bearing interest at 7.5%, with a maturity date of December 4, 2010, secured by a certificate of deposit.	$-	$50,010

$400,000 secured promissory note payable to Valhalla Investment Partners (the "Valhalla Note"), originating from $400,000 in cash received in May of 2008, bearing interest at 9% per annum, principal and accrued interest is due at maturity on October 31, 2009, secured by the Company's Bonds.com domain name.	400,000	-

$250,000 note payable to an investment advisory firm for services rendered in relation to the Company's reverse merger transaction, monthly principal payments of $7,500 are required beginning in April 2009 and each month thereafter, bearing interest at 10.0% per annum, remaining principal and accrued interest is due at maturity on December 31, 2009.	210,000	250,000

$1,000,000 secured promissory note payable to an unrelated third party, originating from $1,000,000 in cash received on March 31, 2009, bearing interest at 15% per annum, principal and accrued interest is due at maturity on March 31, 2010, secured by the assets of Bonds.com Holdings, Inc. and a pledge of 4,500,000 shares of common stock of the Company by an entity controlled by John Barry IV, President and Chief Executive Officer of the Company.	1,000,000	-

Less: unamortized debt discount	(24,477)	-
Total	1,585,523	300,010
Less: current portion	(1,585,523)	274,077
Long-term portion	$-	$25,933

Bonds.com Group, Inc.
Notes to Unaudited Condensed Consolidated Financial Statements

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

The March 2009 Warrant is exercisable at any time through and until March 31, 2014 for 1,070,000 shares of the Company’s common stock at an initial exercise price of $0.375 per share.  However, in the event  of default (failure to pay any principal or interest under the March 2009 Note when due), the exercise price of the March 2009 Warrant will be reset to an amount equal to $0.0001 per share.

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

On April 30, 2009, the Company amended and restated the Valhalla Note, to, among other things, (1) extend the Maturity Date to October 31, 2009, (2) decrease the amount outstanding under the Valhalla Note to an aggregate of $400,000, all of which remains outstanding as of the date of this filing, and (3) clarify that the holder of the Valhalla Note has a first priority security interest in the domain name “bonds.com”. Additionally, on April 30, 2009, the Company made a cash payment to the holder of the Valhalla Note in the amount of the accumulated but unpaid interest due there under as of April 30, 2009.

Interest expense recognized on third party notes payable for the three months ended June 30, 2009 was $52,785 and $42,001, respectively.

Interest expense recognized on third party notes payable for six months ended June 30, 2009 was $65,152 and $49,936, respectively.

Interest expense related to the amortization of the debt discount associated with the warrants was $8,457 for the three and six months ended June 30, 2009.

Bonds.com Group, Inc.
Notes to Unaudited Condensed Consolidated Financial Statements

14.	Commitments and Contingencies

Operating Leases

The Company leases office facilities and equipment and obtains data feeds under long-term operating lease agreements with various expiration dates and renewal options. The following is a schedule of future minimum rental payments required under operating leases as of June 30, 2009:

Year Ending December 31,
2009	$258,533
2010	252,517
2011	255,722
2012	216,343
2013	-
Total minimum payments required	$983,115

Rent expense for all operating leases for the three months ended June 30, 2009 and 2008 was $87,144 and $88,905, respectively.  Rent expense for all operating leases for the six months ended June 30, 2009 and 2008 was $177,180 and $182,302, respectively.

Capital Leases

The Company leases internet servers under long term lease agreements that are classified as capital leases.  Amortization for capital leases is included in depreciation expense (See Note 8).  Interest expense under capital leases for the six months ended June 30, 2009 and 2008 was $1,010 and $6,898, respectively.

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

Bonds.com Group, Inc.
Notes to Unaudited Condensed Consolidated Financial Statements

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

As there is no assurance that Kestrel will have the funds to pay amounts due under the Payment Agreement or that it will make such payments even if it does have such funds, the Company has elected to recognize any gains from the Judgments only when actual cash payments are received from Kestrel. As of June 30, 2009 and December 31, 2008, the Company had received $319,950 in aggregate payments from Kestrel, which have been classified as other income in the accompanying statements of operations.

On February 21, 2008, a complaint was filed against the Company in the Superior Court of New Jersey by Z6 Solutions, Inc. (“Z6”) under an alleged breach of contract, asserting a claim for a sum of approximately $50,000 for damages plus interest and all costs including attorney’s fees. The Company believed the claim was without merit and filed a countersuit against Z6 seeking damages against Z6 arising from the Company’s belief that Z6’s breached its obligations to the Company and violated the New Jersey Computer Related Offense Act.  On June 12, 2009, the Company entered into a settlement agreement with Z6 in which the Company agreed to pay Z6 $20,000.  Upon execution of the agreement, the Company paid Z6 $5,000 of this amount, which has been recorded as an other expense in the accompanying condensed consolidated statement of operations.  $15,000 remains payable under this agreement and is included in accounts payable and accrued expenses in the accompanying condensed consolidated balance sheet as of June 30, 2009.

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

Bonds.com Group, Inc.
Notes to Unaudited Condensed Consolidated Financial Statements

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

15.	Stockholders' Equity

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

Bonds.com Group, Inc.
Notes to Unaudited Condensed Consolidated Financial Statements

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

As discussed in Note 12, in connection with the execution of convertible note and warrant purchase agreements, the Company issued warrants to purchase an aggregate of 1,627,114 shares of the Company’s common stock at an exercise price of $0.46875 per share and expiring on September 24, 2013 to various related and non-related parties.  The fair value of the warrants at the time of issuance was $218,731, which was recorded as additional paid in capital in the accompanying condensed consolidated financial statements.  In addition, the fair value of the beneficial conversion feature associated with the notes was $609,862, which is recorded as a derivative financial instrument in the accompanying condensed consolidated financial statements.

On May 1, 2009, the Company Board of Directors approved the issuance of 100,000 shares of common stock to a service provider in consideration for certain consulting services provided to the Company.  The fair value of the services rendered is $35,000, which has been recorded as other professional fees in the accompanying condensed consolidated financial statements.  This stock issuance was made in reliance on the exemption from registration provided by Section 4(2) of the Securities Act in reliance on representations and warranties made by the service provider.

Bonds.com Group, Inc.
Notes to Unaudited Condensed Consolidated Financial Statements

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

The calculation of diluted earnings (loss) per share at June 30, 2009 does not include options to acquire 1,685,732 shares or warrants to acquire 7,741,075 shares of common stock, or 8,041,701 shares issuable upon promissory note conversion, as their inclusion would have been anti-dilutive.  The calculation of diluted earnings (loss) per share at December 31, 2008 does not include options to acquire 650,732 shares or warrants to acquire 6,204,411 shares of common stock, or 6,175,033 shares issuable upon promissory note conversion, as their inclusion would have been anti-dilutive.

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

Net capital positions of the Company’s broker dealer subsidiary were as follows at June 30, 2009:

Ratio of aggregate indebtedness to net capital	11.8 to 1
Net capital	$1,209,598
Required net capital	$100,000

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
Notes to Unaudited Condensed Consolidated Financial Statements

18.	Share-Based Compensation

On August 15, 2006, the Company established the 2006 Equity Plan (the “Plan”), which was approved by the Board of Directors on the same date and is effective for 10 years. The Plan provides for a total of 3,133,824 shares to be allocated and reserved for the purposes of offering non-statutory stock options to employees and consultants and incentive stock options to employees. If any option expires, terminates or is terminated or canceled for any reason prior to exercise in full, the shares subject to the unexercised portion shall be available for future options granted under the Plan. Options become exercisable over various vesting periods depending on the nature of the grant. Certain option awards provide for accelerated vesting if there is a change in control (as defined in the Plan). As of June 30, 2009 and December 31, 2008, 1,448,092 and 2,483,092 shares, respectively, remained reserved for future issuances under the Plan.

On February 1, 2007, the Company issued a non-statutory stock option to an employee, granting the right to acquire up to 1,652,899 shares of stock at an exercise price of $ 0.50 per share.  The shares subject to the option vest one-eighth on each six-month anniversary from the grant date.  On July 14, 2008, the employee was terminated and as a result forfeited the right to acquire 1,269,674 in unvested shares granted under the stock option.

On July 2, 2007, the Company issued a non-statutory stock option to an employee, granting the right to acquire up to 237,507 shares of stock at an exercise price of $0.68 per share.  The shares subject to the option vest one-third on July 2, 2008 and then one-thirty-sixth each month thereafter over the subsequent 24 months.

There were no options granted during the year ended December 31, 2008.

On April 17, 2009, the Company issued non-statutory stock options to various employees, granting the right to acquire up to 1,005,000 shares of stock at an exercise price of $.33 per share.  The shares subject to the options vest one-third on the one year anniversary of the employees start date and then one-forty-eighth each month thereafter.

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

Bonds.com Group, Inc.
Notes to Unaudited Condensed Consolidated Financial Statements

A summary of option activity under the Plan as of June 30, 2009 and changes during the three months then ended is presented below:

	No. of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value

Outstanding at January 1, 2009	650,732	$0.57	6.42	-
Granted	1,005,000	0.33	9.80	-
Exercised	-	-	-	-
Expired	-	-	-	-
Forfeited	-	-	-	-
Outstanding at June 30, 2009	1,655,732	$0.42	8.78	-

Exercisable at June 30, 2009	786,224	$0.47	7.62	-

The compensation expense recognized under the Plan for the six months ended June 30, 2009 and 2008 was $103,011 and $38,989, respectively.   As of June 30, 2009 and December 31, 2008, there was $267,628 and $37,136, respectively, of total unrecognized compensation cost related to non-vested share-based compensation arrangements granted under the Plan. That cost is expected to be recognized over the vesting period.

19.	Related Party Transactions

See notes 10 and 11 with respect to Notes Payable, Related Parties and Convertible Notes Payable, Related Parties

Equity

On January 11, 2008, a director of the Company exercised warrants to purchase 284,039 shares of common stock of the Company at $0.66 per share and total cash of $187,466.

20.	Subsequent Events

Amendment to the 2006 Equity Plan

On July 7, 2009 the Company amended its 2006 Equity Plan (the “Amendment”).  The 2006 Equity Plan is a stock option plan that the Company put in place to attract and retain the best available personnel for positions of substantial responsibility, and to provide additional incentives to employees and consultants, including members of the Board of Directors. The Amendment increased the number of shares of common stock issuable pursuant to the 2006 Equity Plan, from 3,133,825 shares of the Company’s common stock to 13,133,825 shares of the Company’s common stock.  This amendment was not approved by the Company’s stockholders.

Employment Agreements and Stock Options

The Company entered into employment agreements (each, an “Employment Agreement” and together the “Employment Agreements”) with its Chief Executive Officer, John Barry IV, its Chief Operating Officer, Christopher Loughlin, and its Executive Vice President, Joseph Nikolson (each, an “Executive,” and together, the “Executives”) effective as of July 7, 2009, and expiring on December 31, 2012. The Employment Agreements provide for stated base salary and bonus amounts based on various performance metrics.

Bonds.com Group, Inc.
Notes to Unaudited Condensed Consolidated Financial Statements

Messrs. Barry, Loughlin and Nikolson were granted options to purchase 2,500,000, 3,750,000 and 2,675,000 shares of the Company’s common stock, respectively, at a per share price of $0.375, the fair market value (as determined by the Board of Directors) on the date of the grant.

Option Grant to Member of Board of Directors

On July 7, 2009, the Company granted David Bensol, a member of the Company’s Board of Directors, an option to purchase 500,000 shares of the Company’s common stock with an exercise price equal to $0.375 the fair market value (as determined by the Board of Directors) on the date of the grant. Fifty percent of the shares underlying the option are fully vested as of the date of grant, and 13,889 shares of common stock vest every month thereafter. In the event of the termination of Mr. Bensol’s position on the Board of Directors as a result of disability or death, Mr. Bensol (or his estate) may exercise the option, to the extent he is vested, within six months from the termination date. In the event Mr. Bensol’s relationship is terminated for “cause,” as such term is defined in the Company’s 2006 Equity Plan, the option shall terminate immediately upon such termination for “cause,” and the Company shall have the right to repurchase any vested shares.  If Mr. Bensol’s relationship terminates for any other reason other than those listed above, the option may be exercised for ninety days (90) after termination.

Capital Withdrawal

On July 14, 2009 the Company recorded a capital withdrawal of $200,000 from its registered broker dealer, Bonds.com, Inc.

Related Party Disclosures

On August 5, 2009, all right, title and interest in the 3,116,171 shares of the Company's Common Stock and convertible promissory notes beneficially owned by Christopher D. Moody, a former director of the Company and the Christopher D. Moody Revocable Trust were transferred to a court-appointed receiver in the matter Securities and Exchange Commission v. Arthur Nadel, Scoop Capital, LLC and Scoop Management, Inc., which is pending in the U.S. District Court for the Middle District of Florida.  This transfer occurred pursuant to a court order in such matter.

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

Insight Capital Management

On July 24, 2007, Wealth Management, LLC, was formed as a wholly-owned subsidiary of Holdings.  Wealth Management, LLC’s name was subsequently changed to Insight Capital Management, LLC (or “ICM”). ICM provides us with the ability to provide investment advisory services to clients and to open and maintain asset management accounts for these clients. This wholly-owned subsidiary is intended to manage assets for high net worth individuals and is registered to operate as an investment advisor in the State of Florida. As of August 14, 2009, ICM had no assets under management.

Earnings  Overview

Net loss increased to a loss of $1.6 million for the three months ended June 30, 2009 and decreased to a loss of $1.3 million for the six months ended June 30, 2009 compared to the same periods in 2008. The increase in net loss for the three months ended June 30, 2009 was due principally to the recognition of $0.7 million in unrealized losses on derivative financial instruments which was a direct result of the adoption of Emerging Issues Task Force in EITF Issue No. 07-5, “Determining Whether an Instrument (or Embedded Feature) Is Indexed to an Entity's Own Stock” (“EITF 07-5”) during the second quarter of 2009.  The decrease in net loss for the six months ended June 30, 2009 was also due to the implementation of EITF 07-5 for which we recognized $0.5 million in unrealized gains during the six months ended June 30, 2009.  In addition to the recognition of this unrealized gain during the six months ended June 30, 2009, our BondStation trading platform was fully operational during the first six months of 2009 and our customer base continued to increase driving the overall decrease in net loss.

The following sections describe in detail the changes in key operating factors and other changes and events that have affected our consolidated revenue, gross margin, and operating expenses during the three and six months ended June 30, 2009.

Revenue
Total revenue increased by 1337% to $1.1 million and 1860% to $2.0 million for the three and six months ended June 30, 2009, respectively, compared to the same periods in 2008. As we have previously reported, we began conducting active operations during the first quarter of 2008 with the initiation of our BondStation platform in December 2007.  Sales revenues from trading in fixed income securities are generated by spread we receive equal to the difference between the prices at which we sell securities on our BondStation trading platform and the prices we pay for those securities. Given that our revenue is measured as a function of the aggregate value of the securities traded, our per trade revenue varies to a great deal based on the size of the applicable trade.

Gross Margin
Gross margin as a percentage of sales, or gross margin, increased 19 basis points to 95% and 23 basis points to 97% for the three and six months ended June 30, 2009, respectively.  The increase in gross margin was driven by the marginal costs per trade which are not variable based on the size of the traded securities.  Based on the Company’s current operating costs to date, our marginal costs of executing and settling a trade over our systems, inclusive of clearing fees and licensing fees range between $13 and $22 per trade.  Our operating costs may change in the future as we increase in size and are able to obtain more favorable terms with our vendors.

Operating Expenses
Operating expenses increased 7% to $1.6 million and 1% to $3.2 million for the three and six months ended June 30, 2009, respectively, compared to the same periods in 2008.  The increases were driven by increases in payroll and related costs of $0.4 million and $0.7 million for the three and six months ended June 30, 2009, respectively, which was a direct result of increases in commissions paid commensurate with the increases in revenues for the same period.  These increases were offset by decreases in legal, accounting, and other professional fees of $0.1 million and $0.3 million, and decreases in marketing and advertising expenses of $0.4 million and $0.3 million.  These decreases were driven by the Company incurring fewer costs associated with the continued development of our business as we continued our second full year of operations.

Liquidity and Capital Resources

As of June 30, 2009, the Company had total current assets of approximately $1.6 million, comprised of cash and cash equivalents, investments in CDs, corporate bonds and asset backed securities and other financial assets, and prepaid expenses and other assets.  This compares with current assets of approximately $0.6 million, comprised of cash and cash equivalents, investment in two CDs and prepaid expenses and other assets, as of December 31, 2008.  Prepaid expenses and other assets increased approximately $1.1 million from December 31, 2008 to June 30, 2009 as a result of the Company investing $0.7 million of proceeds received from notes payable (as discussed in Recent Financing Activities below) into investment securities which are classified as other assets in the unaudited condensed consolidated balance sheet.  The Company’s current liabilities as of June 30, 2009 totaled approximately $4.4 million, comprised of accounts payable and accrued expenses of approximately $1.8 million, notes payable due to related parties within the next 12 months of approximately $0.7 million, including a note due to Valhalla Investment Partners on October 30, 2009 of approximately $0.4 million, and other notes payable due prior to June 30, 2010 of approximately $1.2 million.  The compares to current liabilities at December 31, 2008 of approximately $2.2 million, comprised of accounts payable and accrued expenses of approximately $1.2 million, notes payable due to related parties within the next 12 months of approximately $0.7 million, including a note due to Valhalla Investment Partners on April 30, 2009 of approximately $0.4 million (which was amended on April 30, 2009 to extend its maturity to October 30, 2009), and other notes payable due prior to December 31, 2009 of approximately $0.3 million.

As of June 30, 2009, we had negative working capital of approximately $2.8 million.  Management is actively exploring arrangements to obtain the necessary liquidity.  There is no assurance that those efforts will be successful.

On July 14, 2009, we recorded a capital withdrawal of $200,000 from our registered broker dealer, Bonds.com, Inc., to reflect our withdrawal and use of $200,000 of funds previously held by Bonds.com, Inc. as regulatory net capital. These amounts were used to fund working capital requirements. This withdrawal was necessitated by our lack of sufficient liquidity. Our ability to withdraw additional funds from Bonds.com, Inc. to fund working capital requirements or for other purposes is limited and any additional withdrawals may have a material negative impact on our business.

The following is a summary of the Company's cash flows provided by (used in) operating, investing, and financing activities for the six months ended June 30, 2009 and 2008 (in 000’s):

	Three Months Ended June 30, 2009	Three Months Ended June 30, 2008
Net cash used in operating activities	$(1,616)	$(2,321)
Net cash (used in)/provided by investing activities	$(67)	$6
Net cash provided by financing activities	$1,581	$1,424
Net decrease increase in cash	$(102)	$(891)

Net cash used in operations for the first six months of 2009 was $1.6 million, compared with a use of cash of $2.3 million for the first six months of 2008. The increase in cash usage was due primarily to improved profitability over the same period last year.

Net cash used in investing activities was $0.07 million in the first six months of 2009, compared with  net cash provided by investing activities of $0.01 million in the first six months of 2008. We currently continue to expand and fund our operations primarily through financing activities.

Net cash provided by financing activities was $1.6 million in the first six months of 2009, compared with cash provided by financing activities of $1.4 million in the first six months of 2008. Cash flows provided by financing activities reflected the issuance of approximately $1.7 million in promissory notes payable during the six months ended June 30, 2009 offset by $0.1 million in principal payments on notes payable.  We have used the proceeds from those notes to fund our on-going operations and make investments in our broker-dealer subsidiary.

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

On June 8, 2009 and June 30, 2009, the Company executed secured convertible promissory note and warrant purchase agreements with unrelated third party investors, in the aggregate principal amount of $175,000.

Going Concern

Our independent auditors have added an explanatory paragraph to their audit opinion issued in connection with the consolidated financial statements of Bonds.com Group, Inc. for the years ended December 31, 2008 and 2007, with respect to their doubt about our ability to continue as a going concern due to our recurring losses from operations and our accumulated deficit. We have a history of operating losses since our inception in 2005, and have a working capital deficit of approximately $2.8 million and an accumulated deficit of approximately $12.6 million at June 30, 2009, which together raises doubt about the our ability to continue as a going concern. Our ability to continue as a going concern will be determined by our ability to sustain a successful level of operations and to continue to raise capital from debt, equity and other sources. The accompanying unaudited condensed consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Critical Accounting Policies and Estimates

The preparation of financial statements and related disclosures in conformity with accounting principles generally accepted in the United States requires estimates and assumptions that affect the reported amounts of assets and liabilities, revenues and expenses and related disclosures of contingent assets and liabilities in the financial statements and accompanying notes. The SEC has defined a company's critical accounting policies as the ones that are most important to the portrayal of the company's financial condition and results of operations, and which require the company to make its most difficult and subjective judgments, often as a result of the need to make estimates of matters that are inherently uncertain. We believe that our estimates and assumptions are reasonable under the circumstances; however, actual results may vary from these estimates and assumptions. We have identified in Note 2 - "Summary of Significant Accounting Policies" to the Financial Statements contained in this Quarterly Report certain critical accounting policies that affect the more significant judgments and estimates used in the preparation of the financial statements.

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

Changes in Internal Controls over Financial Reporting

There have been no changes in our internal controls over financial reporting during the quarter ended June 30, 2009 that have materially affected or are reasonably likely to materially affect our internal controls.

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

On February 21, 2008, a complaint was filed against the Company in the Superior Court of New Jersey by Z6 Solutions, Inc. (“Z6”) under an alleged breach of contract, asserting a claim for a sum of approximately $50,000 for damages plus interest and all costs including attorney’s fees. The Company believed the claim was without merit and filed a countersuit against Z6 seeking damages against Z6 arising from the Company’s belief that Z6’s breached its obligations to the Company and violated the New Jersey Computer Related Offense Act.  On June 12, 2009, the Company entered into a settlement agreement with Z6 in which the Company agreed to pay Z6 $20,000.  Upon execution of the agreement, the Company paid Z6 $5,000 of this amount, which has been recorded as an other expense in the accompanying condensed consolidated statement of operations.  $15,000 remains payable under this agreement and is included in accounts payable and accrued expenses in the accompanying condensed consolidated balance sheet as of June 30, 2009.

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

Item 3.  Defaults Upon Senior Securities.

None.

Item 4.  Submission of Matters to a Vote of Security Holders.

None.

Item 5.  Other Information.

None.

Item 6.  Exhibits.

(a)  Exhibits required by Item 601 of Regulation S-K.

Exhibit	Description

10.1	Bonds.com Group, Inc. Secured Convertible Note and Warrant Purchase Agreement dated April 30, 2009 (1)

10.2	Form of Bonds.com Group, Inc. Secured Convertible Promissory Note (1)

10.3	Form of Bonds.com Group, Inc. Common Stock Warrant (1)

10.4	Bonds.com Group, Inc. Amended and Restated Security Agreement dated April 30, 2009 (1)

10.5	Bonds.com Group, Inc. Secured Convertible Note and Warrant Purchase Agreement dated June 8, 2009 (2)

10.9	Bonds.com Group, Inc. Secured Convertible Note and Warrant Purchase Agreement dated June 30, 2009 (3)

31.1	Certification of the Principal Executive Officer and Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (Rule 13a-14(a)).

32.1
Certification of the Principal Executive Officer and Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (Rule 13a-14(b)).

________________________

(1)	Incorporated by reference from the Company’s Current Report on Form 8-K filed with the SEC on May 6, 2009 (File No. 000-51076).

(2)	Incorporated by reference from the Company’s Current Report on Form 8-K filed with the SEC on June 12, 2009 (File No. 000-51076).

(3)	Incorporated by reference from the Company’s Current Report on Form 8-K filed with the SEC on July 7, 2009 (File No. 000-51076).

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated: August 19, 2009	BONDS.COM GROUP, INC.

	By:	/s/ John J. Barry IV
Name: John J. Barry IV
President and Chief Executive Officer
(Principal Executive Officer, Principal Financial Officer and Principal Accounting Officer)