Form 10-Q
period 2009-09-30
Bonds.com Group, Inc.
filed 2009-11-16
CIK 1179090

FORM 10-Q

U.S. SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2009

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this Chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes  ☐    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company.  See definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☐	Smaller reporting company	☒
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes  ☐    No  ☒

APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 63,983,590 shares of common stock, par value $.0001 per share, outstanding as of November 16, 2009.

BONDS.COM GROUP, INC.

- INDEX -

Index

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

Index

PART I – FINANCIAL INFORMATION

Item 1.  Financial Statements.

	September 30, 2009	December 31, 2008
	(unaudited)

Assets

Currents assets
Cash and cash equivalents	$29,256	$214,624
Investment securities	58,978	49,380
Accrued interest receivable	961	2,635
Deposits with clearing organizations	1,371,791	236,662
Prepaid expenses and other assets	215,219	105,924
Total current assets	1,676,205	609,225

Property and equipment, net	171,834	285,782
Intangible assets, net	1,073,775	1,168,309
Other assets	156,717	156,717
Restricted cash	-	72,000
Total assets	$3,078,531	$2,292,033

Liabilities and Stockholders' Deficit

Current liabilities
Accounts payable and accrued expenses	$1,762,774	$1,209,728
Obligations under capital leases, current portion	-	28,612
Notes payable, related parties	650,000	650,000
Notes payable, other, net of debt discount	1,150,570	274,077
Convertible notes payable, related parties	1,375,276	-
Convertible notes payable, other, net of debt discounts	387,195	-
Liability under derivative financial instruments	1,933,494	-
Total current liabilities	7,259,309	2,162,417

Long-term liabilities
Notes payable, other, net of current portion	-	25,933
Convertible notes payable, related parties, net of debt discount	-	1,307,295
Convertible notes payable, other, net of debt discount	675,589	374,668
Deferred rent	41,730	36,695
Total liabilities	7,976,628	3,907,008

Commitments and contingencies

Stockholders' Deficit
Preferred stock $.0001 par value; 1,000,000 authorized;
no shares issued and outstanding	-	-
Common stock $0.0001 par value; 150,000,000 authorized;
61,316,590 and 61,216,590 issued and outstanding, respectively	6,398	6,121
Additional paid in capital	10,501,736	8,986,505
Accumulated deficit	(15,406,231)	(10,607,601)

Total stockholders' deficit	(4,898,097)	(1,614,975)

Total liabilities and stockholders' deficit	$3,078,531	$2,292,033

Bonds.com Group, Inc.
Condensed Consolidated Statements of Operations
Index

	Three Months Ended September 30,		Nine Months Ended September 30,
	2009	2008	2009	2008
	(unaudited)	(unaudited)	(unaudited)	(unaudited)

Revenue	$959,793	$181,125	$3,004,417	$285,461

Cost of sales	134,167	53,033	203,232	79,948

Gross Margin	825,626	128,092	2,801,185	205,513

Operating expenses
Technology and communications	273,663	350,933	822,036	911,976
Software and support	29,293	31,708	92,309	97,244
Payroll and related costs	1,982,279	347,000	3,651,203	1,282,038
Rent and occupancy	97,270	89,079	274,450	271,381
Legal, accounting, and other professional fees	132,861	157,555	446,399	780,629
Travel and entertainment	57,285	17,265	105,236	94,898
Marketing and advertising	10,104	8,029	23,520	290,448
Other operating expenses	46,273	45,511	204,354	277,778
Depreciation	40,580	40,338	121,099	118,206
Amortization	49,371	47,251	149,332	142,103

Total operating expenses	2,718,979	1,134,669	5,889,938	4,266,701

Loss from operations	(1,893,353)	(1,006,577)	(3,088,753)	(4,061,188)

Other income (expense)
Interest income	2,274	2,109	8,867	11,997
Interest expense	(335,783)	(62,550)	(860,724)	(115,398)
Unrealized (loss) gain on derivative financial
instruments and investment securities	(537,391)	-	(62,173)	-
Other income	108	25,000	426	294,950
Other expense	-	(2,900)	(20,318)	(105,850)

Loss before income tax benefit	$(2,764,145)	$(1,044,918)	$(4,022,675)	$(3,975,489)

Income tax benefit	-	-	-	-

Net loss applicable to common stockholders	$(2,764,145)	$(1,044,918)	$(4,022,675)	$(3,975,489)

Share and Per Share (Basic and Diluted)
Net loss	$(.04)	$(.02)	$(.07)	$(.06)

Weighted average number of shares of outstanding - basic and diluted	62,215,253	61,216,590	61,575,480	61,198,967

The accompanying notes are an integral part of these condensed consolidated financial statements.

Bonds.com Group, Inc.
Condensed Consolidated Statement of Changes in Stockholders’ Equity
Index

			Additional		Total
	Common Stock		Paid-In	Accumulated	Stockholders'
	Shares	Amount	Capital	Deficit	Equity (Deficit)

Balances at December 31, 2007	60,932,551	$6,093	$8,261,094	$(5,933,691)	$2,333,496

Issuance of common stock upon exercise of warrants	284,039	28	187,438	-	187,466

Fair value of common stock warrants issued in conjunction with convertible promissory notes, net of applicable deferred taxes	-	-	264,585	-	264,585

Beneficial conversion feature associated with convertible promissory notes, net of applicable deferred taxes	-	-	183,030	-	183,030

Reversal of unamortized deferred stock-based compensation upon employee termination	-	-	-	-	-

Amortization of deferred compensation	-	-	90,358	-	90,358

Net loss	-	-	-	(4,673,910)	(4,673,910)

Balances at December 31, 2008	61,216,590	6,121	8,986,505	(10,607,601)	(1,614,975)

Cumulative Effect of Change in Accounting Principle, net of taxes	-	-	(235,433)	(775,955)	(1,011,388)

Fair value of common stock warrants issued in conjunction with convertible promissory notes, net of applicable deferred taxes	-	-	38,748	-	38,748

Issuance of common stock for consulting services	100,000	10	34,990	-	35,000

Recognition of compensation expense on date of grant relating to stock options	-	-	1,057,101	-	1,057,101

Beneficial conversion feature associated with convertible promissory notes, net of applicable deferred taxes	-	-	32,934	-	32,934

Amortization of deferred compensation	-	-	236,671	-	236,671
				-
Issuance of common stock from purchase agreement	2,667,000	267	939,733	-	940,000

Fair value of common stock warrants issued in conjunction with purchase agreement, net of applicable deferred taxes	-	-	(589,513)	-	(589,513)

Net loss	-	-	-	(4,022,675)	(4,022,675)

Balances at September 30, 2009 (unaudited)	63,983,590	$6,398	$10,501,736	$(15,406,231)	$(4,898,097)

The accompanying notes are an integral part of these condensed consolidated financial statements.

Bonds.com Group, Inc.
Condensed Consolidated Statements of Cash Flows
Index

	Nine Months Ended September 30,
	2009	2008
	(unaudited)	(unaudited)

Cash Flows From Operating Activities
Net loss	$(4,022,675)	$(3,975,489)
Adjustments to reconcile net loss to net cash used in
operating activities:
Depreciation	121,099	118,206
Amortization	149,332	142,103
Share-based compensation	1,328,772	84,169
Unrealized gain on derivative financial instruments	62,268	-
Amortization of debt discount	409,290	5,030
Changes in operating assets and liabilities:
Accrued interest receivable	1,674	(693)
Deposit with clearing organization	(1,135,129)	(179,817)
Prepaid expenses and other assets	(109,295)	(62,373)
Accounts payable and accrued expenses	553,046	583,363
Deferred rent	5,035	15,314

Net cash used in operating activities	(2,636,583)	(3,270,187)

Cash Flows From Investing Activities
Purchases of property and equipment	(7,151)	(5,137)
Purchase of intangible assets	(54,798)	(61,141)
Purchase of investment securities	(36,714)	-
Cash received upon maturity of certificates of deposit	72,000	72,000

Net cash (use in) provided by investing activities	(26,663)	5,722

Cash Flows From Financing Activities
Proceeds received from issuance of common stock	940,000	-
Proceeds received from notes payable, related parties	-	2,050,000
Proceeds from convertible notes payable	700,000	325,000
Proceeds from notes payable	1,000,000	-
Principal payments on notes payable	(133,510)	(16,599)
Principal payments on obligations under capital leases	(28,612)	(79,714)
Proceeds from exercise of common stock warrants	-	187,466

Net cash provided by financing activities	2,477,878	2,466,153

Net decrease in cash	(185,368)	(798,312)

Cash and cash equivalents, beginning of period	214,624	1,046,150

Cash and cash equivalents, end of period	$29,256	$247,838

Supplemental Disclosure of Cash Flow Information
Cash paid for interest	$1,009	$11,695
Debt discount on convertible notes payable	$38,748	$525,360
Debt discount on warrants issued with notes payable	$37,657	$-

The accompanying notes are an integral part of these condensed consolidated financial statements.

Index

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

These results have been determined on the basis of generally accepted accounting principles and practices applied consistently with those used in the preparation of the Company's consolidated financial statements for the year ended December 31, 2008.  Operating results for the nine months ended September 30, 2009 are not necessarily indicative of the results that may be expected for the year ending December 31, 2009.

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

Index

Cumulative Effect of a Change in Accounting Principle

On June 25, 2008, the Financial Accounting Standards Board Ratified the consensus reached by the Contracts in Entity’s Own Equity Topic of FASB ASC 815-40-15.  This Topic  provides guidance for determining whether an equity-linked financial instrument (or embedded feature) is indexed to an entity's own stock, which is the first part of the scope exception in the Derivatives and Hedging Topic of FASB ASC 815.  If an embedded feature (for example, the conversion option embedded in a convertible debt instrument) does not meet the scope exception in FASB ASC 815, it would be separated from the host contract (the debt instrument) and be separately accounted for as a derivative by the issuer.  FASB ASC 815-40-15 is effective for financial statements issued for fiscal years beginning after December 15, 2008, and interim periods within those fiscal years, to be applied to outstanding instruments as of the effective date.

The Company’s Secured Convertible Notes contain terms in which the conversion rate is reduced to match the share price in a future sale of securities for a per share amount less than the conversion rate. Under the consensus reached in ASC 815-40-15, the conversion option is not considered indexed to the Company’s own stock because the conversion rate can be affected by future equity offerings undertaken by the Company at the then-current market price of the related shares. Upon adoption of ASC 815-40-15 on January 1, 2009, the Company decreased additional paid in capital by $235,433, increased accumulated deficit by $775,955, and recorded a derivative financial instrument liability in the amount of $1,161,696.

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

Prepaid Expenses and Other Assets

Prepaid expenses and other assets primarily represent amounts paid to vendors reflecting costs applicable to future accounting periods.  Costs are recognized over the useful life of the prepaid expense or asset on a straight-line basis.

Deposits with Clearing Organizations

Deposits with Clearing Organizations consist of (a) cash proceeds from commissions and fees related to securities transactions net of all associated costs, and (b) a cash deposit by the Company to satisfy our broker-dealer's regulatory net capital requirements. The balance primarily is comprised of cash and cash equivalents.

Index

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

Impairment of Long-Lived Assets

The Company reviews its long-lived assets for impairment whenever events or changes indicate that the carrying amount of an asset or group of assets may not be recoverable. For purposes of evaluating the recoverability of long-lived assets, the recoverability test is performed using undiscounted net cash flows related to the long-lived assets.  There were no impairment losses recorded during the nine months ended September 30, 2009.

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

Marketing and Advertising Costs

Marketing and advertising costs are expensed as incurred. Marketing and advertising expenses for the three months ended September 30, 2009 and 2008, were $10,104 and $8,029, respectively.  Marketing and advertising expenses for the nine months ended September 30, 2009 and 2008 were $23,520 and $290,448, respectively.

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

Share-Based Compensation

The Company accounts for its share-based awards in accordance with the Compensation-Stock Compensation Topic of FASB ASC 718, associated with the accounting for share-based compensation arrangements with employees and directors. The Compensation-Stock Compensation Topic  require that equity-based compensation cost be measured at the grant date (based upon an estimate of the fair value of the compensation granted) and recorded to expense over the requisite service period, which generally is the vesting period. The Company adopted

Index

FASB ASC 718 using the prospective method on February 1, 2007, the date the initial option was granted. Under this method, share-based compensation is recognized for all new share-based awards and to awards modified, repurchased, or cancelled on or after January 1, 2006, the effective date, in accordance with the original provisions of FASB ASC 718 based on the grant date, fair value is estimated using the Black-Scholes option pricing model.

Reclassification

Certain amounts in prior periods have been reclassified for comparative purposes.

3.         Going Concern

Since its inception, the Company’s expenses have significantly exceeded its revenues and the Company has incurred a deficit of $15,406,231.  As of September 30, 2009, the Company has a working capital deficit of $5,598,105, including approximately $3,600,000 of outstanding notes payable due within the next twelve months.  Management commenced operations in December of 2007 utilizing additional capital raised throughout the years ended December 31, 2008 and 2007.  Operations during the year ended December 31, 2008 and the nine months ended September 30, 2009 have also been funded using proceeds received from the issuance of convertible notes to related and unrelated parties, secured promissory notes to related and unrelated parties and the issuance of common stock.  These conditions raise substantial doubt about the Company’s ability to continue as a going concern.

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

4.         Fair Value of Financial Instruments

Effective January 1, 2008, the Company adopted the Fair Value Measurements and Disclosures Topic of FASB ASC 820.  FASB ASC 820 defines fair value, establishes a framework for measuring fair value under Generally Accepted Accounting Principles (“GAAP”) and expands disclosures about fair value measurements.  This Topic applies under other accounting pronouncements that require or permit fair value measurements.

In accordance with FASB ASC 820, the Company measures the financial assets in three levels, based on the markets in which the assets and liabilities are traded and the reliability of the assumptions used to determine fair value.  These levels are:

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

Index

Recurring Fair Value Measurement Valuation Techniques

The fair value for certain financial instruments is derived using pricing models and other valuation techniques that involve significant management judgment. The price transparency of financial instruments is a key determinant of the degree of judgment involved in determining the fair value of the Company’s financial instruments. Financial instruments for which actively quoted prices or pricing parameters are available will generally have a higher degree of price transparency than financial instruments that are thinly traded or not quoted. In accordance with FASB ASC 820, the criteria used to determine whether the market for a financial instrument is active or inactive is based on the particular asset or liability. For certificates of deposit, the Company’s definition of actively traded was based on market trading statistics, such as historical interest rates. The Company considered the market for other types of financial instruments, including certain derivative financial instruments, to be inactive as of September 30, 2009. As a result, the valuation of these financial instruments included significant management judgment in determining the relevance and reliability of market information available. The Company considered the inactivity of the market to be evidenced by several factors, including limited trading of the Company’s stock since its inception in December of 2007.

Investment Securities

As of September 30, 2009, investment securities include certificates of deposit, corporate bonds and asset backed securities.  These securities are valued utilizing recent market transactions for identical or similar instruments to corroborate pricing service fair value measurements and are generally categorized in Level 2 of the fair value hierarchy.

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

Fair values of assets measured on a recurring basis at September 30, 2009 and December 31, 2008 are as follows:

Index

	Fair Value	Quoted Prices in Active Markets for Identical Assets / Liabilities (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
September 30, 2009
Assets
Investment securities	$58,978	$-	$58,978	$-
Total assets measured at fair value on a recurring basis	$58,978	$-	$58,978	$-

Liabilities
Derivative financial instruments	$1,933,494	-	-	$1,933,494
Total liabilities measured at fair value on a recurring basis	$1,933,494	$-	$-	$1,933,494

December 31, 2008
Assets
Investment securities	$49,380	$-	$49,380	$-
Restricted cash	72,000	-	72,000	-
Total assets measured at fair value on a recurring basis	$121,380	$-	$121,380	$-

Liabilities
Derivative financial instruments	$-	$-	$-	$-
Total liabilities measured at fair value on a recurring basis	$-	$-	$-	$-

Both observable and unobservable inputs may be used to determine the fair value of positions that the Company has classified within the Level 3 category. As a result, the unrealized gains for liabilities within the Level 3 category presented in the tables below may include changes in fair value that were attributable to both observable and unobservable inputs. The following table presents additional information about Level 3 assets and liabilities measured at fair value on a recurring basis for the six months ended September 30, 2009:

Unrealized Gains
Derivative Financial Instruments

January 1, 2009	$-
Included in Earnings	537,391
Included in Other Comprehensive Income	-
Total	$537,391
Purchases, Sales, Other Settlements and Issuances, Net	-
Net Transfers In and/or (Out) of Level 3	-
September 30, 2009	$537,391

The majority of total unrealized gains were related to Level 3 instruments held at September 30, 2009.

5.         Investment in Certificate of Deposit

The Company currently has invested in a separate certificate of deposit with a financial institution. On July 25, 2006, the Company invested $45,000 in a 13-month certificate of deposit (“CD”), bearing 5.12% interest, that matured August 25, 2007. On August 25, 2007, the principal amount along with earned interest of $2,570 was rolled into a new 13-month CD in the amount of $47,570, bearing 3.44% interest, maturing September 25, 2008. On September 25, 2008, the principal amount along with earned interest of $1,810 was rolled into a new 13-month CD in the amount of $49,380, bearing 1.93% interest. On October 25, 2009, the CD matured and the Company received $50,422 in principal and accred interest. The monies were deposited in our operating bank account for use in operations.  As of September 30, 2009 and December 31, 2008, $961 and $116 of interest receivable has been accrued on the CD, respectively.

Index

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

8.         Property and Equipment

Property and equipment consisted of the following at September 30, 2009 and December 31, 2008:

	September 30,	December 31,
	2009	2008
Leased property under capital leases	$209,758	$209,758
Computer equipment	182,967	175,816
Furniture and fixtures	43,088	43,088
Office equipment	111,177	111,177
Leasehold improvements	10,372	10,372
Total property and equipment	557,362	550,211
Less: accumulated depreciation and amortization	(385,528)	(264,429)
Property and equipment, net	$171,834	$285,782

Depreciation expense for the three months ended September 30, 2009 and 2008 was $40,580 and $40,338, respectively. Depreciation expense for the nine months ended September 30, 2009 and 2008 was $121,099 and $118,206, respectively

Outstanding capital lease obligations were $0 and $28,612 for the periods ending September 30, 2009 and December 31, 2008.

Index

9.         Intangible Assets

Intangible assets consisted of the following at September 30, 2009 and December 31, 2008:

	September 30,	December 31,
	2009	2008
Non-amortizing intangible assets
Domain name (www.bonds.com)	$850,000	$850,000
Broker dealer license	50,000	50,000
	900,000	900,000
Amortizing intangible assets
Software	431,996	406,497
Capitalized website development costs	179,814	150,515
Other	6,529	6,529
Total intangible assets	1,518,339	1,463,541
Less: accumulated amortization	(444,564)	(295,232)
Intangible assets, net	$1,073,775	$1,168,309

Amortization expense for the three months ended September 30, 2009 and 2008 was $49,371 and $47,251, respectively. Amortization expense for the nine months ended September 30, 2009 and 2008 was $149,332 and $142,103, respectively.

The following is a schedule of estimated future amortization expense of intangible assets as of September 30, 2009:

Year Ending December 31,
2009	$125,824
2010	38,424
2011	9,527
2012	-
2013	-
$173,775

10.       Investment in Broker-Dealer

On October 4, 2007, the Company acquired all of the outstanding shares of Pedestal Capital Markets, Inc. an existing FINRA registered broker dealer entity, in exchange for a cash purchase price of $50,000 plus the existing regulatory capital at the closing date $61,599. Pedestal was subsequently renamed Bonds.com, Inc. by the Company.

During the nine months ended September 30, 2009 and the year ended December 31, 2008, the Company invested an additional $500,000 and $342,000 in Bonds.com, Inc., respectively, bringing the total investment to $2,468,609.

Index

11.       Notes Payable, Related Parties

The following is a summary of related party notes payable at September 30, 2009 and December 31, 2008:

	September 30,	December 31,
	2009	2008
$250,000 unsecured promissory note payable to John Barry III, one of the Company's directors, originating from a total of $250,000 in cash received in January and February of 2008, bearing interest at 15% per annum, principal and accrued interest is due at maturity on April 15, 2010.	$250,000	$250,000

$400,000 secured promissory note payable to Valhalla Investment Partners (the "Valhalla Note"), an investment fund that is a beneficial owner of shares of our common stock and was formerly co-managed by Christopher D. Moody, a former director ("Christopher Moody"), originating from $400,000 in cash received in May of 2008, bearing interest at 9% per annum, principal and accrued interest is due at maturity on October 31, 2009, secured by the Company's Bonds.com domain name.	400,000	400,000
Total	$650,000	$650,000
Less: current portion	(650,000)	(650,000)
Long-term portion	$-	$-

During the year ended December 31, 2008, the Company received an aggregate of $2,050,000 of proceeds from related parties in exchange for notes payable bearing interest from 3.6% to 15.0%, respectively. Interest expense recognized on related party notes payable for the year ended December 31, 2008 was $37,639.

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

On January 21, 2009, in the matter Securities and Exchange Commission v. Arthur Nadel, Scoop Capital, LLC and Scoop Management, Inc., which is pending in the U.S. District Court for the Middle District of Florida, a receiver was appointed to administer and manage the affairs of Valhalla Investment Partners, L.P. and its general partner Valhalla Management Inc. (the “Nadel Receiver”).  As a result of the appointment of the Nadel Receiver, Christopher Moody and Neil V. Moody no longer have the right or authority to exercise any management or control over Valhalla Investment Partners, L.P., Valhalla Management Inc. or their respective assets or affairs and those entities are now under the control of the court-appointed receiver.

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

On November 2, 2009, the Company paid $117,000 pursuant to the Valhalla Note, consisting of $100,000 in principal repayment and $17,000 in accrued interest.  On November 13, 2009, the Valhalla Note was amended and restated by the Company and the Nadel Receiver, acting on behalf of Valhalla Investment Partners.  The amended and restated Valhalla Note, which is dated as of November 9, 2009 but was entered into on November 13, 2009, is in the principal amount of $300,000 (reflecting the $100,000 principal payment on November 2, 2009).  Pursuant to the amended and restated Valhalla Note, the principal balance of $300,000 is required to be paid in installments of $100,000 on April 1, 2010, July 1, 2010 and October 1, 2010, along with accrued and unpaid interest at each installment.

Interest expense recognized on related party notes payable for the three months ended September 30, 2009 and 2008 was $18,783 and $39,339, respectively.  Interest expense recognized on related party notes payable for the nine months ended September 30, 2009 and 2008 was $58,378 and $70,939, respectively.

Index

12.       Convertible Notes Payable, Related and Non-Related Parties

The following is a summary of related party and non-related party convertible notes payable at September 30, 2009 and December 31, 2008:

	September 30,	December 31,
	2009	2008
Related Parties
$1,236,836 secured convertible promissory note held by the Nadel Receiver, originating from the conversion of $1,236,836 of previously outstanding promissory notes and accrued interest in September of 2008, and $50,000 in cash received in December of 2008.	$1,286,836	$1,286,836

$203,800 secured convertible promissory note payable to Valhalla Investment Partners, an investment fund formerly co-managed by Christopher Moody, originating from the conversion of $203,800 of previously outstanding promissory notes and accrued interest in September of 2008.	203,800	203,800

$250,000 secured convertible promissory note payable to the Neil Moody Revocable Trust, an entity affiliated with Christopher Moody, originating from $250,000 in cash received in October of 2008.	250,000	250,000
Total	1,740,636	1,740,636
Less: unamortized debt discount	(317,133)	(433,341)
Total Related Parties	1,423,503	1,307,295

$1,275,000 in secured convertible promissory notes payable to various individuals, originating from $1,275,000 in cash received during the period from September 22, 2008 through June 30, 2009.	1,275,000	575,000
Total	1,275,800	575,000
Less: unamortized debt discount	(260,442)	(200,332)
Total Non-Related Parties	1,014,558	374,668

Total	2,438,061	1,681,963
Less: current portion	(1,762,472)	-
Long-term portion	$675,589	$1,681,963

On September 24, 2008, in connection with the execution of secured convertible note and warrant purchase agreements with Christopher Moody, and Valhalla Investment Partners (“Valhalla”), an investment fund formerly co-managed by Moody, a former director of the Company, an aggregate of $1,440,636 of previously outstanding notes payable and accrued interest due to Christopher Moody and Valhalla was converted into new convertible notes payable to the Christopher D. Moody Revocable Trust, an entity affiliated with Christopher Moody, and Valhalla with aggregate principal amounts of $1,236,836 and $203,800, respectively.

Index

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

On August 5, 2009, the shares of the Company’s common stock and convertible promissory note formerly held by Christopher Moody and the Christopher D. Moody Revocable Trust were transferred to the Nadel Receiver pursuant to a court order in the matter Securities and Exchange Commission v. Arthur Nadel, Scoop Capital, LLC and Scoop Management, Inc.  According to a Schedule 13D filed with the Securities and Exchange Commission by the Nadel Receiver on August 13, 2009, the Nadel Receiver (directly and through Valhalla Investment Partners) is the beneficial owner of approximately 14.62% of the Company’s common stock (which includes shares that may be acquired upon the exercise of warrants).

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

Index

The Company has accounted for the conversion feature issued in conjunction with the Convertible Notes in accordance with the provisions of FASB ASC 815-40-15. Pursuant to the transition provisions of the ASC 815-40-15, the conversion options were valued at the time of issuance using a Black-Scholes option pricing model with the following assumptions: (i) risk free interest rates ranging from 0.78 % to 2.03%, (ii) a contractual life of 2 years, (iii) expected volatility of 50% and (iv) a dividend yield of zero. The fair value of the options was recorded as a debt discount in the amount of $719,338, and is being amortized to interest expense over the expected term of the Convertible Notes.  In addition, pursuant to the provisions of FASB ASC 815, the conversion option is classified as a derivative liability was created to offset the debt discount, which is being marked-to-market each reporting period with corresponding changes in the fair value being recorded as unrealized gains or losses on derivative financial instruments in the consolidated statement of operations.

During the three and nine months ended September 30, 2009, the Company recognized $143,316 and $392,283, respectively, in interest expense related to the amortization of the debt discount associated with the warrants and the debt discount associated with the beneficial conversion feature.

During the three and nine months ended September 30, 2009, the Company also recognized $77,066 and $206,427, respectively, in interest expense on the outstanding related party and non-related party Convertible Notes.

13.       Notes Payable, Other

The following is a summary of outstanding principal due on unrelated third party notes payable at September 30, 2009 and December 31, 2008:

	September 30,	December 31,
	2009	2008
Equipment loan payable to a financial institution, monthly principal and interest payments of $2,251 are required, bearing interest at 7.5%, with a maturity date of December 4, 2010, secured by a certificate of deposit.	$-	$50,010

$250,000 note payable to an investment advisory firm for services rendered in relation to the Company's reverse merger transaction, monthly principal payments of $7,500 are required beginning in April 2009 and each month thereafter, bearing interest at 10.0% per annum, remaining principal and accrued interest is due at maturity on December 31, 2009.	166,500	250,000

$1,000,000 secured promissory note payable to an unrelated third party, originating from $1,000,000 in cash received on March 31, 2009, bearing interest at 15% per annum, principal and accrued interest is due at maturity on March 31, 2010, secured by the assets of Bonds.com Holdings, Inc. and a pledge of 4,500,000 shares of common stock of the Company by an entity controlled by John Barry IV, President and Chief Executive Officer of the Company.	1,000,000	-

Less: unamortized debt discount	(15,930)	-
Total	1,150,570	300,010
Less: current portion	(1,150,570)	(274,077)
Long-term portion	$-	$25,933

Index

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

Index

Interest expense recognized on third party notes payable for the three months ended September 30, 2009 and 2008 was $43,682 and $7,366, respectively.

Interest expense recognized on third party notes payable for nine months ended September 30, 2009 and 2008 was $91,193 and $22,841, respectively.

Interest expense related to the amortization of the debt discount associated with the warrants for the three and nine months ended September 30, 2009 was $8,457 and $16,914, respectively.

14.       Commitments and Contingencies

Operating Leases

The Company leases office facilities and equipment and obtains data feeds under long-term operating lease agreements with various expiration dates and renewal options.  These data feeds and associated equipment provide information from financial markets that are essential to the Company’s business operations.  The following is a schedule of future minimum rental payments required under operating leases as of September 30, 2009:

Year Ending December 31,
2009	$308,380
2010	283,200
2011	255,722
2012	216,343
2013	-
Total minimum payments required	$1,063,645

Rent expense for all operating leases for the three months ended September 30, 2009 and 2008 was $97,270 and $88,079, respectively.  Rent expense for all operating leases for the nine months ended September 30, 2009 and 2008 was $274,450 and $271,381, respectively.

Capital Leases

The Company leases internet servers under long term lease agreements that are classified as capital leases.  Amortization for capital leases is included in depreciation expense (See Note 8).  Interest expense under capital leases for the nine months ended September 30, 2009 and 2008 was $1,010 and $9,151, respectively.

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

Index

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

As there is no assurance that Kestrel will have the funds to pay amounts due under the Payment Agreement or that it will make such payments even if it does have such funds, the Company has elected to recognize any gains from the Judgments only when actual cash payments are received from Kestrel. As of September 30, 2009 and December 31, 2008, the Company had received $319,950 in aggregate payments from Kestrel, which have been classified as other income in the accompanying statements of operations.

On February 21, 2008, a complaint was filed against the Company in the Superior Court of New Jersey by Z6 Solutions, Inc. (“Z6”) under an alleged breach of contract, asserting a claim for a sum of approximately $50,000 for damages plus interest and all costs including attorney’s fees. The Company believed the claim was without merit and filed a countersuit against Z6 seeking damages against Z6 arising from the Company’s belief that Z6’s breached its obligations to the Company and violated the New Jersey Computer Related Offense Act.  On June 12, 2009, the Company entered into a settlement agreement with Z6 in which the Company agreed to pay Z6 $20,000.  The Company has paid the $20,000 settlement as of September 30, 2009.

On September 2, 2008, a complaint was filed against the Company and its subsidiaries in the Circuit Court of the 15th Circuit in and for Palm Beach County, Florida by William Bass, under an alleged breach of contract arising from the Company’s termination of Mr. Bass’ Employment Agreement with the Company. Mr. Bass is seeking monetary damages for compensation allegedly due to him and for the future value of forfeited stock options. The Company believes the claim is without merit and plans to defend the claim accordingly.  The Company anticipates that this state-court matter will be stayed pending the outcome of the federal case referred to below.

On October 20, 2008, the Company learned that Mr. Bass filed a complaint against the Company with the Florida Equal Employment Opportunity Commission alleging discrimination as a result of mental disability.  This complaint was dismissed and no findings were entered.

On April 28, 2009, a complaint was filed against the Company and its subsidiaries in the U.S. District Court for the Southern District of Florida by William Bass based on the same breach of contract claims identified above. Additionally, in this suit, Mr. Bass has sued the Company and its subsidiaries for violation of federal and state disability laws.  We understand that Mr. Bass is seeking approximately $1.7 million for compensation allegedly due to him, plus additional monetary damages for emotional distress, the future value of forfeited stock options and other amounts.  The Company believes the claims are without merit and plans to defend them accordingly.

Index

On January 12, 2009, the Company learned that Duncan-Williams, Inc. filed a complaint against the Company and its subsidiaries in the United States District Court for the Western District of Tennessee, Western Division, under an alleged breach of contract arising from the Company’s previous relationship with Duncan-Williams, Inc. Mr. Williams is seeking monetary damages for alleged breach of contract, a declaration of ownership relating to certain intellectual property and an accounting of income earned by the Company. It is the Company’s position that such relationship was in fact terminated by the Company on account of Duncan-William’s breach and bad faith and thus the Company believes the claim is without merit and plans to defend the claim accordingly. On September 18, 2009, the court entered an order staying this action pending arbitration between the parties.  As of the date of this Quarterly Report, Duncan-Williams, Inc. has not filed for arbitration.  On October 23, 2009, the court entered an order administratively closing this case.  Such order does not affect the substantive and/or procedural rights of the parties to proceed before the court at a later date, or any rights the Company or Duncan Williams, Inc. may have, if any, to seek arbitration.

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

Index

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

Index

On August 28, 2009, the Company entered into a Unit Purchase Agreement with Fund Holdings, LLC.  This Unit Purchase Agreement provides for a financing of up to $5,000,000 through the sale of up to 5,000 Units on or before November 26, 2009.  As of September 30, 2009, the Company has issued 1,000 Units and received gross proceeds of $1,000,000 ($940,000 net of closing costs).

Each Unit consists of: (i) 2,667 shares of the Company’s common stock; (ii) the right, within three years of the applicable closing date upon which such Unit is purchased, to purchase an additional 9,597 (as equitably adjusted for stock splits, combinations and the like) shares of common stock at $0.375 per share (the “Ordinary Purchase Rights”), and (iii) in the event that all 5,000 Units are sold by December 26, 2009, the unvested right to purchase up to 26,893,580 (as equitably adjusted for stock splits, combinations and the like) shares of common stock at $0.375 per share (the “Additional Purchase Rights”).  The Additional Purchase Rights will vest in the future only to the extent and in such amount as is equal to the number of shares of common stock, up to 26,893,580, that the Company actually issues in the future on account of convertible notes, warrants and options in existence as of the initial closing of this transaction.  The Ordinary Purchase Rights are exercisable by the purchaser generally at any time within three years of the date of the closing in which the applicable Unit was purchased. The Additional Purchase Rights are exercisable by the purchaser at any time within three years of the date that the applicable Additional Purchase Rights vest.

In addition, pursuant to the Purchase Agreement, the Company granted the purchaser an additional right (the “Special Purchase Rights”), to purchase 1,000,000 (as equitably adjusted for stock splits, combinations and the like) shares of common stock at $0.375 per share.  The purchaser has the right to exercise the Special Purchase Rights at any time during the three year period following the initial closing under the Unit Purchase Agreement.

All purchase rights (warrants) associated with the Unit Purchase Agreement include a provision that protects the purchaser from certain declines in the Company’s stock price (or “down-round” provisions).  Down-round provisions reduce the exercise price of the warrants if a company either issues equity shares for a price that is lower than the exercise price of those instruments or issues new convertible instruments that have a lower exercise price.  Due to the down-round provision and in accordance with the Contracts in Entity’s Own Equity Topic of FASB ASC 815-40-15, all warrants issued are recognized as liabilities at their respective fair values on each reporting date.  The fair values of these securities were estimated using a Black-Scholes valuation model.

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

The calculation of diluted earnings (loss) per share at September 30, 2009 does not include options to acquire 12,330,732 shares or warrants to acquire 18,338,075 shares of common stock, or 8,041,701 shares issuable upon promissory note conversion, as their inclusion would have been anti-dilutive.  The calculation of diluted earnings (loss) per share at December 31, 2008 does not include options to acquire 650,732 shares or warrants to acquire 6,204,411 shares of common stock, or 6,175,033 shares issuable upon promissory note conversion, as their inclusion would have been anti-dilutive.

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

Index

Net capital positions of the Company’s broker dealer subsidiary were as follows at September 30, 2009:

Ratio of aggregate indebtedness to net capital	0.19 to 1
Net capital	$1,247,075
Required net capital	$100,000

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

18.       Share-Based Compensation

On August 15, 2006, the Company established the 2006 Equity Plan (the “Plan”), which was approved by the Board of Directors on the same date and is effective for 10 years. The Plan provides for a total of 3,133,825 shares to be allocated and reserved for the purposes of offering non-statutory stock options to employees and consultants and incentive stock options to employees. If any option expires, terminates or is terminated or canceled for any reason prior to exercise in full, the shares subject to the unexercised portion shall be available for future options granted under the Plan. Options become exercisable over various vesting periods depending on the nature of the grant. Certain option awards provide for accelerated vesting if there is a change in control (as defined in the Plan).

On July 7, 2009, the Company amended its 2006 Equity Plan (the “Amendment”).  The Amendment increased the number of shares of common stock issuable pursuant to the 2006 Equity Plan, from 3,133,825 shares of the Company’s common stock to 13,133,825 shares of the Company’s common stock.

As of September 30, 2009 and December 31, 2008, 773,093 and 2,483,092 shares, respectively, remained reserved for future issuances under the Plan.

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

Index

On April 17, 2009, the Company issued non-statutory stock options to various employees, granting the right to acquire up to 1,005,000 shares of stock at an exercise price of $0.33 per share.  The shares subject to the options vest one-third on the one year anniversary of the employees start date and then one-forty-eighth each month thereafter.

On July 7, 2009, the Company issued non-statutory stock options to various executives and a board member, granting the right to acquire up to 9,425,000 shares of stock at an exercise price of $0.375 per share.  The shares subject to the options vested between 20% and 50% on Board approval and 5% to 10% every quarter thereafter.

On July 7, 2009, the Company also issued non-statutory stock options to an outside consultant, granting the right to acquire up to 500,000 shares of stock at an exercise price of $0.375 per share.  All the shares underlying the option fully vested on the date of grant.

On August 28, 2009, and in connection with the initial closing under the Unit Purchase Agreement with Fund Holdings, LLC (see Note 15), the Company granted Edwin L. Knetzger, III, the new Chairman of the Company’s Board of Directors, an option to purchase 500,000 shares of common stock with an exercise price equal to $0.375.  All of the shares underlying the option were fully vested on the date of grant.  Also, the Company granted Mark Hollo, an affiliate of Fund Holdings, LLC and special advisor to the Company’s Board of Directors, an option to purchase 250,000 shares of common stock as of the initial closing with an exercise price equal to $0.375. All of the shares underlying the option were fully vested on the date of grant.

The Company estimates the fair value of the options granted utilizing the Black-Scholes option pricing model, which is dependent upon several variables such as the expected option term, expected volatility of the Company’s stock price over the expected term, expected risk-free interest rate over the expected option term, expected dividend yield rate over the expected option term, and an estimate of expected forfeiture rates. Expected volatility is based on the average of the expected volatilities from the most recent audited condensed consolidated financial statements available for three public companies that are deemed to be similar in nature to the Company. Expected dividend yield is based on historical trends. The expected term represents the period of time that the options granted are expected to be outstanding. The risk-free rates are based on U.S. Treasury securities with similar maturities as the expected terms of the options at the date of grant. The Company believes this valuation methodology is appropriate for estimating the fair value of stock options granted to employees and consultants which are subject to the Compensation-Stock Compensation Topic of FASB ASC 718. These amounts, which are recognized ratably over the respective vesting periods, are estimates and thus may not be reflective of actual future results, nor amounts ultimately realized by recipients of these grants.

A summary of option activity under the Plan as of September 30, 2009 and changes during the three months then ended is presented below:

Index

	No. of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value

Outstanding at January 1, 2009	650,732	$0.57	6.42	$-
Granted	11,710,000	0.37	9.76	-
Exercised	-	-	-	-
Expired	-	-	-	-
Forfeited	-	-	-	-
Outstanding at September 30, 2009	12,360,732	$0.38	9.55	-

Exercisable at September 30, 2009	2,664,328	$0.4	9.10	-

The compensation expense recognized under the Plan for the nine months ended September 30, 2009 and 2008 was $1,190,761 and $84,169, respectively.   As of September 30, 2009 and December 31, 2008, there was $2,237,618 and $37,136, respectively, of total unrecognized compensation cost related to non-vested share-based compensation arrangements granted under the Plan. That cost is expected to be recognized over the vesting period.

19.       Related Party Transactions

See notes 10 and 11 with respect to Notes Payable, Related Parties and Convertible Notes Payable, Related Parties

Equity

On January 11, 2008, a director of the Company exercised warrants to purchase 284,039 shares of common stock of the Company at $0.66 per share and total cash of $187,466.

Index

20.       Subsequent Events

Equity Transaction

On November 6, 2009, pursuant to the terms and conditions of the Unit Purchase Agreement, the Company completed its Second Closing for the sale and issuance of 1,000 Units.  The Company received gross proceeds of $1,000,000 for these Units. .

Related Party Disclosure

On November 13, 2009, the Valhalla Note was amended and restated by the Company and the Nadel Receiver, acting on behalf of Valhalla Investment Partners.  The amended and restated Valhalla Note, which is dated as of November 9, 2009 but was entered into on November 13, 2009, is in the principal amount of $300,000 (reflecting a $100,000 principal payment on November 2, 2009).  Pursuant to the amended and restated Valhalla Note, the principal balance of $300,000 is required to be paid in installments of $100,000 on April 1, 2010, July 1, 2010 and October 1, 2010, along with accrued and unpaid interest at each installment.

Index

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

Index

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

Earnings  Overview

Net loss increased to a loss of $2.8 million for the three months ended September 30, 2009 from a net loss of $1.04 million for the three months ended September 30, 2008, an increased loss of $1.76 million or 169%.  Net loss for the nine months ended September 30, 2009 increased to $4.02 million from $3.98 million for the nine months ended September 30, 2008.  The increase in net loss for the three months ended September 30, 2009 was due principally to share-based compensation expense of $1.2 million which was the direct result of stock options granted to both executives and non-executives of the Company during the third quarter.  Also during the three months ended September 30, 2009, the Company recognized $0.5 million in unrealized losses on derivative financial instruments which was a direct result of the adoption of the Contracts in Entity’s Own Equity Topic of FASB ASC 815-40-15.  Although costs were higher for the nine months ended September 30, 2009, the net loss did not change significantly for that period due to higher revenues in 2009 when compared to the same period in 2008.

The following sections describe in detail the changes in key operating factors and other changes and events that have affected our consolidated revenue, gross margin, and operating expenses during the three and nine months ended September 30, 2009.

Revenue
Total revenue increased by 430% to $1.0 million and 952% to $3.0 million for the three and nine months ended September 30, 2009, respectively, compared to the same periods in 2008. As we have previously reported, we began conducting active operations during the first quarter of 2008 with the initiation of our BondStation platform in December 2007.  Sales revenues from trading in fixed income securities are generated by spread we receive equal to the difference between the prices at which we sell securities on our BondStation trading platform and the prices we pay for those securities. Given that our revenue is measured as a function of the aggregate value of the securities traded, our per trade revenue varies to a great deal based on the size of the applicable trade.

Gross Margin
Gross margin as a percentage of sales, or gross margin, increased 15 basis points to 86% and 21 basis points to 93% for the three and nine months ended September 30, 2009, respectively.  The increase in gross margin was driven by the marginal costs per trade which are not variable based on the size of the traded securities.  Based on the Company’s current operating costs to date, our marginal costs of executing and settling a trade over our systems, inclusive of clearing fees and licensing fees range between $13 and $22 per trade.  Our operating costs may change in the future as we increase in size and are able to obtain more favorable terms with our vendors.

Operating Expenses
Operating expenses increased 141% to $2.7 million and 38% to $5.9 million for the three and nine months ended September 30, 2009, respectively, compared to the same periods in 2008.  The increases were driven by increases in payroll and related costs of $1.6 million and $2.4 million for the three and nine months ended September 30, 2009, respectively, which was a direct result of increases in share-based compensation and commissions paid commensurate with the increases in revenues for the same period.  For the nine month period ending September 30, 2009, these increases were offset by decreases in legal, accounting, and other professional fees of $0.3 million and decreases in marketing and advertising expenses of $0.3 million.  These decreases were driven by the Company incurring fewer costs associated with the continued development of our business as we continued our second full year of operations.

Index

Liquidity and Capital Resources

As of September 30, 2009, the Company had total current assets of approximately $1.7 million, comprised of cash and cash equivalents, investments in CDs, corporate bonds and asset backed securities and other financial assets, and prepaid expenses and other assets.  This compares with current assets of approximately $0.6 million, comprised of cash and cash equivalents, investment in two CDs and prepaid expenses and other assets, as of December 31, 2008.  Approximately $1.4 million of current assets as of September 30, 2009 was classified as deposits with clearing organizations, which represents an increase of $1.1 million from December 31, 2008 to September 30, 2009.  The increase was the result of the Company investing $1 million of proceeds received from notes payables and the issuance of common stock (as discussed in the Recent Financing Activities below) into the broker-dealer.  Pursuant to our broker-dealer’s regulatory net capital requirements and contractual commitments, approximately $1 million of that balance is not readily accessible for general working capital or other purposes.

The Company’s current liabilities as of September 30, 2009 totaled approximately $7.3 million, comprised of accounts payable and accrued expenses of approximately $1.8 million, liabilities under derivative financial instruments of $1.9 million, notes payable due to related parties within the next 12 months of approximately $2.0 million, and other notes payable due prior to September 30, 2010 of approximately $1.5 million.  This compares to current liabilities at December 31, 2008 of approximately $2.2 million, comprised of accounts payable and accrued expenses of approximately $1.2 million, notes payable due to related parties within the next 12 months of approximately $0.7 million, including a note due to Valhalla Investment Partners on April 30, 2009 of approximately $0.4 million (which was amended on November 9, 2009 to extend its maturity to October 1, 2010), and other notes payable due prior to December 31, 2009 of approximately $0.3 million.

As of September 30, 2009, we had negative working capital of approximately $5.6 million.

The following is a summary of the Company's cash flows provided by (used in) operating, investing, and financing activities for the nine months ended September 30, 2009 and 2008 (in 000’s):

	Nine Months Ended September 30, 2009	Nine Months Ended September 30, 2008
Net cash used in operating activities	$(2,637)	$(3,270)
Net cash (used in)/provided by investing activities	$(27)	$6
Net cash provided by financing activities	$2,478	$2,466
Net decrease increase in cash	$(186)	$(798)

Net cash used in operations for the first nine months of 2009 was $2.6 million, compared with a use of cash of $3.3 million for the first nine months of 2008. The decrease in cash usage in 2009 was due to higher revenues over the same period last year.  The higher revenues were offset by higher expenses in 2009, primarily for payroll and share-based compensation expense.

There were no significant changes in net cash provided by investing activity.  We currently continue to expand and fund our operations primarily through financing activities.

Net cash provided by financing activities were approximately $2.5 million for the nine months of 2009 and 2008.  Cash flows provided by financing activities in 2009 reflected the issuance of approximately $0.9 million in common stock and $0.7 million and $1 million in convertible notes payable and notes payable, respectively.  Cash flows provided by financing activities for the first nine months of 2008 reflected proceeds from related party notes and notes payable of $2.1 million and $0.3 million, respectively, along with $0.2 million from the issuance of common stock warrants.  We have used the proceeds from those notes to fund our on-going operations and make investments in our broker-dealer subsidiary.

Index

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

Index

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

On November 13, 2009, the Valhalla Note was amended and restated by the Company and the Nadel Receiver, acting on behalf of Valhalla Investment Partners.  The amended and restated Valhalla Note, which is dated as of November 9, 2009 but was entered into on November 13, 2009, is in the principal amount of $300,000 (reflecting a $100,000 principal payment on November 2, 2009).  Pursuant to the amended and restated Valhalla Note, the principal balance of $300,000 is required to be paid in installments of $100,000 on April 1, 2010, July 1, 2010 and October 1, 2010, along with accrued and unpaid interest at each installment.

On June 8, 2009 and June 30, 2009, the Company executed secured convertible promissory note and warrant purchase agreements with unrelated third party investors, in the aggregate principal amount of $175,000.

On August 28, 2009, the Company entered into a Unit Purchase Agreement with Fund Holdings, LLC.  This Unit Purchase Agreement provides for a financing of up to $5,000,000 through the sale of up to 5,000 Units on or before November 26, 2009.  As of September 30, 2009, the Company has issued 1,000 Units and received gross proceeds of $1,000,000 ($940,000 net of closing costs).

Each Unit consists of: (i) 2,667 shares of the Company’s common stock; (ii) the right, within three years of the applicable closing date upon which such Unit is purchased, to purchase an additional 9,597 (as equitably adjusted for stock splits, combinations and the like) shares of common stock at $0.375 per share (the “Ordinary Purchase Rights”), and (iii) in the event that all 5,000 Units are sold by December 26, 2009, the unvested right to purchase up to 26,893,580 (as equitably adjusted for stock splits, combinations and the like) shares of common stock at $0.375 per share (the “Additional Purchase Rights”).  The Additional Purchase Rights will vest in the future only to the extent and in such amount as is equal to the number of shares of common stock, up to 26,893,580, that the Company actually issues in the future on account of convertible notes, warrants and options in existence as of the initial closing of this transaction.  The Ordinary Purchase Rights are exercisable by the purchaser generally at any time within three years of the date of the closing in which the applicable Unit was purchased. The Additional Purchase Rights are exercisable by the purchaser at any time within three years of the date that the applicable Additional Purchase Rights vest.

Index

In addition, pursuant to the Purchase Agreement, the Company granted the purchaser an additional right (the “Special Purchase Rights”), to purchase 1,000,000 (as equitably adjusted for stock splits, combinations and the like) shares of common stock.  The purchaser has the right to exercise the Special Purchase Rights at any time during the three year period following the initial closing under the Unit Purchase Agreement.

All purchase rights (warrants) associated with the Unit Purchase Agreement include a provision that protects the purchaser from certain declines in the Company’s stock price (or “down-round” provisions).  Down-round provisions reduce the exercise price of the warrants if a company either issues equity shares for a price that is lower than the exercise price of those instruments or issues new convertible instruments that have a lower exercise price.  As such, in accordance with the Contracts in Entity’s Own Equity Topic of FASB ASC 815-40-15, all warrants issued are recognized as liabilities at their respective fair values on each reporting date.  The fair values of these securities were estimated using a Black-Scholes valuation model.

Going Concern

Our independent auditors have added an explanatory paragraph to their audit opinion issued in connection with the consolidated financial statements of Bonds.com Group, Inc. for the years ended December 31, 2008 and 2007, with respect to their doubt about our ability to continue as a going concern due to our recurring losses from operations and our accumulated deficit. We have a history of operating losses since our inception in 2005, and have a working capital deficit of approximately $5.6 million and an accumulated deficit of approximately $15.4 million at September 30, 2009, which together raises doubt about the our ability to continue as a going concern. Our ability to continue as a going concern will be determined by our ability to sustain a successful level of operations and to continue to raise capital from debt, equity and other sources. The accompanying unaudited condensed consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

Index

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

Any system of disclosure controls and internal controls, even if well conceived, is inherently limited in detecting and preventing all errors and fraud and provides reasonable, not absolute, assurance that its objectives are met. The design of a control system must reflect resource constraints. Inherent limitations include the potential for faulty judgments in decision-making, breakdowns because of simple errors or mistakes, and circumvention of controls by individual acts, collusion of two or more people, or management override of the controls.

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

Changes in Internal Controls over Financial Reporting

There have been no changes in our internal controls over financial reporting during the quarter ended September 30, 2009 that have materially affected or are reasonably likely to materially affect our internal controls.

Index

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

On February 21, 2008, a complaint was filed against the Company in the Superior Court of New Jersey by Z6 Solutions, Inc. (“Z6”) under an alleged breach of contract, asserting a claim for a sum of approximately $50,000 for damages plus interest and all costs including attorney’s fees. The Company believed the claim was without merit and filed a countersuit against Z6 seeking damages against Z6 arising from the Company’s belief that Z6’s breached its obligations to the Company and violated the New Jersey Computer Related Offense Act.  On June 12, 2009, the Company entered into a settlement agreement with Z6 in which the Company agreed to pay Z6 $20,000.  The Company has paid the $20,000 settlement as of September 30, 2009.

On September 2, 2008, a complaint was filed against the Company and its subsidiaries in the Circuit Court of the 15th Circuit in and for Palm Beach County, Florida by William Bass, under an alleged breach of contract arising from the Company’s termination of Mr. Bass’ Employment Agreement with the Company. Mr. Bass is seeking monetary damages for compensation allegedly due to him and for the future value of forfeited stock options. The Company believes the claim is without merit and plans to defend the claim accordingly.  The Company anticipates that this state-court matter will be stayed pending the outcome of the federal case referred to below.

On October 20, 2008, the Company learned that Mr. Bass filed a complaint against the Company with the Florida Equal Employment Opportunity Commission alleging discrimination as a result of mental disability.  This complaint was dismissed and no findings were entered.

On April 28, 2009, a complaint was filed against the Company and its subsidiaries in the U.S. District Court for the Southern District of Florida by William Bass based on the same breach of contract claims identified above. Additionally, in this suit, Mr. Bass has sued the Company and its subsidiaries for violation of federal and state disability laws.  We understand that Mr. Bass is seeking approximately $1.7 million for compensation allegedly due to him, plus additional monetary damages for emotional distress, the future value of forfeited stock options and other amounts.  The Company believes the claims are without merit and plans to defend them accordingly.

Index

On January 12, 2009, the Company learned that Duncan-Williams, Inc. filed a complaint against the Company and its subsidiaries in the United States District Court for the Western District of Tennessee, Western Division, under an alleged breach of contract arising from the Company’s previous relationship with Duncan-Williams, Inc. Mr. Williams is seeking monetary damages for alleged breach of contract, a declaration of ownership relating to certain intellectual property and an accounting of income earned by the Company.  It is the Company’s position that such relationship was in fact terminated by the Company on account of Duncan-William’s breach and bad faith and thus the Company believes the claim is without merit and plans to defend the claim accordingly. On September 18, 2009, the court entered an order staying this action pending arbitration between the parties.  As of the date of this Quarterly Report, Duncan-Williams, Inc. has not filed for arbitration.  On October 23, 2009, the court entered an order administratively closing this case.  Such order does not affect the substantive and/or procedural rights of the parties to proceed before the court at a later date, or any rights the Company or Duncan Williams, Inc. may have, if any, to seek arbitration.

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

Item 3.  Defaults Upon Senior Securities.

None.

Item 4.  Submission of Matters to a Vote of Security Holders.

None.

Item 5.  Other Information.

On November 13, 2009, the Valhalla Note was amended and restated by the Company and the Nadel Receiver, acting on behalf of Valhalla Investment Partners.  According to a Schedule 13D filed with the Securities and Exchange Commission by the Nadel Receiver on August 13, 2009, the Nadel Receiver (directly and through Valhalla Investment Partners) is the beneficial owner of approximately 14.62% of the Company’s common stock (which includes shares that may be acquired upon the exercise of warrants).  The amended and restated Valhalla Note, which is dated as of November 9, 2009 but was entered into on November 13, 2009, is in the principal amount of $300,000 (reflecting a $100,000 principal payment on November 2, 2009).  Pursuant to the amended and restated Valhalla Note, the principal balance of $300,000 is required to be paid in installments of $100,000 on April 1, 2010, July 1, 2010 and October 1, 2010, along with accrued and unpaid interest at each installment.

Index

Item 6.  Exhibits.

(a)  Exhibits required by Item 601 of Regulation S-K.

Exhibit	Description

10.1	Employment Agreement dated as of July 7, 2009, between John Barry IV and Bonds.com Group, Inc. (1)
10.1	Employment Agreement dated as of July 7, 2009, between Christopher Loughlin and Bonds.com Group, Inc. (1)
10.2	Employment Agreement dated as of July 7, 2009, between Joseph Nikolson and Bonds.com Group, Inc. (1)
10.3	Bonds.com Group, Inc. Unit Purchase Agreement dated as of August 28, 2009 (2)
10.4	Form of Notice of Non-Statutory Stock Option Grant and Stock Option Agreement (2)
31.1	Certification of the Principal Executive Officer and Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (Rule 13a-14(a)).
32.1
Certification of the Principal Executive Officer and Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (Rule 13a-14(b)).

(1)	Incorporated by reference from the Company’s Current Report on Form 8-K filed with the SEC on July 14, 2009 (File No. 000-51076).
(2)	Incorporated by reference from the Company’s Current Report on Form 8-K filed with the SEC on September 3, 2009 (File No. 000-51076).

Index

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated: November 16, 2009	BONDS.COM GROUP, INC.

	By:	/s/ John J. Barry IV
	Name:	John J. Barry IV
	Title:	President and Chief Executive Officer (Principal Executive Officer, Principal Financial Officer and Principal Accounting Officer)