Form 10-K
period 2009-12-31
Bonds.com Group, Inc.
filed 2010-04-01
CIK 1179090

U.S. SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934
for the fiscal year ended December 31, 2009

OR

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934
for the transition period from __ to __

Commission File Number 00-51076

BONDS.COM GROUP, INC.
(Exact name of Registrant as Specified in its Charter)

Delaware	38-3649127
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

1515 Federal Highway
Suite 212
Boca Raton, Florida	33432
(Address of principal executive offices)	(Zip Code)

(561) 953-5343
(Registrant’s Telephone Number, Including Area Code)

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
Yes ☐ No ☒

Indicate by check mark whether registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S−T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☐ No ☐

Indicate by check mark if disclosure of delinquent filers in response to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendments to this Form 10-K. ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one)

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act) Yes ☐     No ☒

As of June 30, 2009, the last business day of our most recently completed second fiscal quarter, the aggregate market value of the voting common stock and non-voting common stock held by non-affiliates was $5,248,279, based on the last reported sale price of common stock on the OTC Bulletin Board on that date. For purposes of this calculation, affiliates are deemed to be officers, directors and holders of 10% or more of the outstanding common stock.

As of March 31, 2010, there were 76,567,487 shares of common stock, par value of $0.0001 per share, outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s definitive Proxy Statement relating to its 2010 Annual Meeting of Shareholders are incorporated by reference into Part III of this Annual Report on Form 10-K where indicated. Such Proxy Statement, or an amendment to this report containing the Items comprising Part III, will be filed with the U.S. Securities and Exchange Commission within 120 days after the end of the fiscal year to which this report relates.

BONDS.COM GROUP, INC.

FORM 10-K

FISCAL YEAR ENDED DECEMBER 31, 2009

FORWARD LOOKING STATEMENTS

Statements made in this Form 10-K that are not historical or current facts are “forward-looking statements” made pursuant to the safe harbor provisions of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). These statements often can be identified by the use of terms, and words or phrases with similar meaning, such as “may”, “will”, “expect”, “believe”, “anticipate”, “estimate”, “approximate”, “plan” or “continue”, or the negative thereof. Forward-looking statements include statements about our anticipated or future business and operations, our business plan and the prospects or outlook for our future business and financial performance. Bonds.com Group, Inc. (“we”, “us”, “our” or the “Company”) intends that such forward-looking statements be subject to the safe harbors for such statements. The Company wishes to caution readers not to place undue reliance on any such forward-looking statements, which speak only as of the date made. Any forward-looking statements represent management’s current expectations and assumptions. However, forward-looking statements, and such expectations and assumptions, are subject to risks, uncertainties and important factors beyond the control of the Company that could cause actual results and events to differ materially from historical results of operations and events and those presently anticipated or projected. These factors include adverse economic conditions, entry of new and stronger competitors, inadequate capital and unexpected costs. The Company disclaims any obligation subsequently to revise any forward-looking statements to reflect events or circumstances after the date of such statement or to reflect the occurrence of anticipated or unanticipated events.

PART I

ITEM 1. BUSINESS

Overview

The Company, through Bonds.com, Inc., operates an electronic trading platform called BondStation, which is utilized by individual investors, institutional investors, and other broker-dealers primarily for electronic trading of fixed income securities. These securities include municipal bonds, corporate bonds, U.S. Treasury securities, agency bonds, emerging market debt, TLG (Temporary Liquidity Paper), mortgage backed securities and certificates of deposit, among others. Our BondStation electronic trading platform provides investors with the ability to obtain real-time executable bids or offers on thousands of bond offerings sourced directly from broker-dealers and other end users. Unlike other electronic trading platforms that charge subscription fees, access charges, ticket fees, or commissions in order to generate revenue, BondStation allows us to generate revenue through mark-ups or mark-downs on secondary market securities and sales concessions on primary issues. Securities purchase orders placed with us, utilizing the BondStation platform, when executed, are simultaneously matched with our purchases from the offering counterparty. Through this process, we believe that we will be able to avoid, or at least minimize, the market risk, carrying cost, and hedging expense of holding an inventory of securities. Our target customers originally consisted of high net worth individuals and mid-tier institutional investors. However, given the cost of client acquisition and the current economic climate, the firm has made the strategic decision to focus primarily on the mid-tier institutional investors and portfolio managers.

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

During 2009, we integrated BondStation with other trading tools and real-time executable offerings directly to the desktops of investor clients. BondStation also offers straight-through processing, which provides clients with the ability to execute and trade securities electronically with little or no human intervention throughout the trade cycle. This process includes the entry of orders with all brokerage firms participating in the trade. The BondStation electronic trading platform offers state-of-the-art advanced order placement functions and automated and manual order placement capabilities.

In 2009, the Company also began developing BondStation Pro, an electronic trading platform that caters to professional traders and large institutional investors. Similar to the BondStation platform, BondStation Pro also provides users with the ability to obtain real-time executable bids or offers from the same pool of fixed income securities, but with increased functionality. Users are able to customize screens and utilize dynamic filtering capabilities to quickly and easily select and view only those market areas that meet their criteria. The platform supports a broad range of trading opportunities, offering cutting edge technology solutions for list trading, Application Programming Interface (“API”) based order submission, and user portfolio specific market views. As of December 2009, the BondStation Pro platform was in beta testing. Also in December of 2009, we filed a Form ATS (alternative trading system) with the United States Securities and Exchange Commission (“SEC”) and Financial Industry Regulatory Authority (“FINRA”). We anticipate FINRA approval at the beginning of the second quarter of 2010.

Industry Background

Fixed Income Securities Trading Market

There are several types of fixed income securities traded in the U.S. and global securities markets. The types of fixed income securities on which our business is primarily focused are:

●	Agency bonds, including U.S. government-sponsored enterprise bonds (GSEs);
●	Corporate bonds;
●	Municipal bonds;
●	U.S. Treasury securities;
●	Certificates of Deposit (CDs);
●	Structured Securities;

●	Emerging Market Debt; and
●	Mortgage Backed Securities.

The Securities Industry and Financial Markets Association (SIFMA), formerly The Bond Market Association, estimated that as of December 31, 2009 there was in excess of $34.7 trillion of fixed income securities outstanding in the U.S. trading market. The following tables set forth the market and average trading volume for various fixed income securities in the U.S. market for the periods indicated:

Table 1. Outstanding U.S. Bond Market Debt ($ Billions)

	Municipal	Treasury[1]	Mortgage Related[2]	Corporate Debt	Federal Agency Securities	Money Markets [3]	Asset- Backed[4]	Total

2007
Q1	2,465.4	4,449.4	6,648.7	5,459.7	2,674.7	4,125.9	2,238.2	28,062.0
Q2	2,533.7	4,319.6	6,860.0	5,587.0	2,716.2	4,255.6	2,415.5	28,687.6
Q3	2,570.6	4,428.4	7,053.4	5,702.8	2,853.2	4,141.3	2,477.3	29,227.0
Q4	2,617.4	4,516.8	7,210.3	5,825.4	2,946.3	4,140.2	2,472.4	29,728.8

2008
Q1	2,644.3	5,236.1	9,197.8	6,042.7	2,961.6	4,245.8	2,480.3	32,808.6
Q2	2,666.3	5,270.0	9,129.8	6,181.2	3,125.6	4,166.9	2,881.5	33,421.3
Q3	2,672.6	5,716.5	9,121.4	6,135.0	3,175.8	3,942.4	2,794.3	33,558.0
Q4	2,683.5	6,082.5	9,099.8	6,201.6	3,205.2	3,790.9	2,671.8	33,735.3

2009
Q1	2,715.5	6,612.0	9,060.1	6,721.7	3,120.8	3,578.4	2,598.6	34,407.1
Q2	2,751.3	6,929.8	9,151.8	6,777.3	2,970.4	3,429.8	2,533.6	34,544.2
Q3	2,772.5	7,346.0	9,213.7	6,856.5	2,823.7	3,194.5	2,484.3	34,693.4
Q4	2,811.6	7,604.5	9,187.7	6,856.1	2,729.7	3,127.9	2,429.0	34,746.5

[1]	Includes auto, credit card, home equity, manufacturing, student loans and other obligations; CDOs of ABS are included.
[1]	Interest bearing marketable public debt.
[2]	Includes GNMA, FNMA, and FHLMC mortgage-backed securities and CMOs and private-label MBS/CMOs.
[3]	Includes commercial paper, bankers’ acceptances, and large time deposits.
[4]	Includes auto, credit card, home equity, manufacturing, student loans and other obligations; CDOs of ABS are included.
Sources: U.S. Department of Treasury, Federal Reserve System, Federal Agencies, Thomson Financial, Bloomberg, SIFMA

Table 2: Average Daily Trading Volume in the U.S. Bond Markets ($ Billions)

	Municipal	Treasury [1]	Agency MBS [1]	Corporate Debt [2]	Federal Agency Securities[1]	Total[3]
2009
Jan	12.1	358.0	363.6	16.1	75.0	824.8
Feb	11.6	387.0	331.6	15.6	85.1	830.9
Mar	10.9	402.1	337.7	15.5	89.4	855.6
Apr	12.6	350.9	291.6	17.1	85.2	757.4
May	12.0	396.3	277.6	19.7	85.2	790.7
Jun	13.1	466.5	325.3	19.3	84.6	908.6
Jul	11.9	353.4	256.0	17.1	74.1	712.6
Aug	12.1	433.3	270.5	15.7	73.1	804.6
Sep	14.9	432.0	276.1	17.9	76.3	817.2
Oct	12.9	450.4	318.6	17.7	74.5	874.1
Nov	12.4	463.7	305.9	16.1	67.8	865.9
Dec	12.9	401.1	243.8	13.3	61.8	733.1

YTD ‘08	19.4	553.1	344.9	11.8	104.5	1,033.7
YTD ‘09	12.5	407.9	299.9	16.8	77.7	814.8
% Change	-35.6%	-26.3%	-13.0%	42.4%	-25.6%	-21.2%

[1]	Primary dealer activity.
[2]	Excludes all issues with maturities of one year or less and convertible securities.
[3]	Totals may not add due to rounding.
Source: Federal Reserve Bank of New York, Municipal Securities Rulemaking Board, FINRA

Agency Bonds

Agency bonds are bonds issued by U.S. government-sponsored agencies. The offerings of these agencies are backed by the U.S. government, but not guaranteed by the government since the agencies are private entities. Such agencies have been set up in order to allow certain groups of individuals to access low cost financing, especially students and first-time home buyers. Some prominent issuers of agency bonds are Student Loan Marketing Association (Sallie Mae), Federal National Mortgage Association (Fannie Mae) and Federal Home Loan Mortgage Corporation (Freddie Mac). Agency bonds are usually exempt from state and local taxes, but not federal tax. Issuance of federal agency long-term debt totaled $1.1 trillion in full-year 2009, 13.5 percent higher than the $984.5 billion issued in 2008. Fourth quarter 2009 issuance reached $209 billion, up from the $164.7 billion issued in the third quarter, and higher than the $100.7 billion issued in the fourth quarter of 2008. Government Sponsored Enterprises (GSE) monthly issuance amounts peaked in January 2009 at $160.2 billion then declined to a low of $46.1 billion in August before reaching $68.6 billion in December. Supranational and international institutions, such as the World Bank, also issue debt securities. Buyers of GSE-issued debt securities include domestic and international banks, pension funds, mutual funds, hedge funds, insurance companies, foundations, corporations, state and local governments, foreign central banks, and individual investors.

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

Total corporate bond issuance decreased 7.3 percent to $195.7 billion in the fourth quarter of 2009 from $211.1 billion in the third quarter and was 167 percent above the $73.4 billion in the same year-earlier period. In full year 2009, issuance was $874.9 billion, a 23.7 percent increase from the $707.2 billion issued in the previous year.

Municipal Bonds

Municipal bonds securities are debt obligations issued by states, cities, counties, and other governmental entities to raise money to build schools, highways, hospitals, and sewer systems, as well as many other projects for the public good. Municipal securities are the most important way that U.S. state and local governments borrow money to finance their capital investment and cash flow needs. An important distinguishing characteristic of the municipal securities market is the exemption of interest on municipal bonds from federal income taxes. The implicit subsidy provided by the federal government permits municipal issuers to compete effectively for capital in the domestic securities market. Municipal bond issuance was $120.6 billion in the fourth quarter of 2009, up from $92.3 billion issued in the third quarter and $68.4 billion issued in the same year-earlier period. For full-year 2009, municipal issuance totaled $409.6 billion, above the $389.5 billion issued in 2008.

Table 3: Holders of U.S. Municipal Securities ($ Billions)

	Individuals	Mutual Funds[1]	Banking Institutions[2]	Insurance Companies[3]	Other[4]	Total
2008
Q1	883.6	969.9	279.7	417.6	93.5	2,644.3
Q2	894.4	981.7	265.9	422.9	101.4	2,666.3
Q3	909.7	955.9	293.9	425.0	88.1	2,672.6
Q4	936.8	964.7	263.2	429.0	89.8	2,683.5

2009
Q1	946.7	971.9	262.3	436.1	98.5	2,715.5
Q2	964.5	971.0	266.9	446.4	102.5	2,751.3
Q3	971.4	966.1	269.2	455.1	110.7	2,772.5
Q4	997.8	968.2	262.3	463.7	119.6	2,811.6

1	Includes mutual funds, money market funds and close-end funds.
2	Includes commercial banks, savings institutions and brokers and dealers.
3	Includes property-casualty and life insurance companies.
4	Includes nonfinancial corporate business, nonfarm noncorporate business, state and local governments and retirement funds, government-sponsored enterprises and foreign holders.
Source: Federal Reserve System

U.S. Treasury Securities

United States Treasury securities, also known as Treasuries, are in the forms of interest-bearing, as well as discounted, security instruments issued by the U.S. Treasury. These securities comprise the largest portion of the fixed income securities market and normally provide the greatest amount of liquidity. The U.S. Treasury issues three types of securities: bills, which have a maturity of one year or less, notes, which have a maturity of 2 to 10 years; and bonds, which have a maturity of greater than 10 years. Total net issuance of U.S. Treasury securities, including bills and coupons, was $1,375.9 billion in 2009, up from the $1,255.5 billion recorded in 2008. Net coupon issuance was $459.5 billion in the fourth quarter, more than double the $200.3 billion issued in the same year-earlier period and 13.8% higher from the $403.8 billion recorded in 3Q’09. Treasuries appeal to a wide range of U.S. investors, including banks, insurance companies, pension plans, and individuals and also have broad appeal to non-U.S. citizens and entities as well.

In the primary market, U.S. Treasury securities are issued through regularly scheduled auctions. The Federal Reserve Banks serve as conduits for the auctions, with the Federal Reserve Bank of New York coordinating much of the auction activity. Individuals, corporations and financial institutions may participate in the auctions. Participation in Treasury auctions, however, is typically concentrated among a small number of dealer firms, known as primary dealers. Daily trading volume of treasury securities by primary dealers averaged $407.9 billion in 2009, compared to $553.1 billion in the previous year.

The following table sets forth information relating to outstanding U.S. Treasury securities:

Table 4. U.S. Treasury Securities Issuance1 ($ Billions)

	Bills	Coupons	Total
2007	3,430.7	702.1	4,132.8
2008	5,627.7	1,037.2	6,664.9

2009
Jan	618.7	66.5	685.2
Feb	527.4	143.4	670.8
Mar	550.4	166.8	717.2
Apr	553.8	172.7	726.5
May	585.3	83.6	668.9
Jun	500.4	277.2	777.6
Jul	685.4	192.1	877.5
Aug	557.4	198.9	756.3
Sep	386.4	183.5	569.9
Oct	519.2	85.6	604.8
Nov	409.4	331.5	740.9
Dec	523.7	195.9	719.6

YTD ‘08	5,627.7	1,037.2	6,664.9
YTD ‘09	6,417.5	2,097.7	8,515.2
% Change	14.0%	102.2%	27.8%

[1]	Includes marketable securities only.
Source: U.S. Treasury

Brokered CDs

Brokered CDs are CDs offered by a financial intermediary. They often pay higher rates than CDs purchased directly from a local bank because banks seeking larger amounts of funding use brokered CDs to compete in the national marketplace. These CDs normally provide more liquidity than bank CDs because they are traded similar to bonds in the secondary market. CDs, in general, provide investors with an opportunity to earn a higher rate of return than standard bank savings accounts, and are also insured by the Federal Deposit Insurance Corporation up to $250,000. Investors receive a full return of principal and interest if held to maturity, but can experience losses if sold prior to maturity.

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

Emerging Market Debt

Global trading of Emerging Markets fixed income instruments increased 7% in 2009 from 2008, according to the Emerging Markets Trade Association's ("EMTA") Annual Debt Trading Volume Survey. The report showed that trading volume stood at $4,445 billion for 2009 compared to the $4,173 billion reported by participants in 2008. These volumes remained at levels below the $6,500 billion reported in both 2007 and 2006 despite the rebound in the EM marketplace in 2009 following the global recession and credit crisis.

EMTA also released fourth quarter 2009 volumes confirming that trading volumes increased steadily throughout the year. Fourth quarter trading stood at $1, 422 billion, compared with $1,123 billion in the third quarter and $985 billion in the second quarter. The EMTA Survey also noted that emerging debt trading volumes are expected to expand further as the asset class is increasingly seen as a safe haven.

Mortgage Backed Securities

Issuance of mortgage-related securities (MBS), including agency and nonagency pass-throughs and collateralized mortgage obligations (CMO), totaled $1,949.1 billion in 2009, 45% above the $1,344.1 billion issued in 2008. Issuance of mortgage-related securities reached $397.9 billion in the fourth quarter, below the $533.8 billion issued in the third quarter and above the $221.7 billion issued in the fourth quarter of 2008.

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

Strategy

Our objective is to provide the market leading electronic trading platforms for fixed-income securities, globally connecting broker-dealers and institutional investors more easily and efficiently.

We intend to capitalize on the long-term growth in fixed income securities trading by providing traders, broker-dealers and institutional investors with a variety of trading platform products which, we believe, will transform a trading market that historically has been conducted in a decentralized and inefficient manner.

Our growth strategy includes expanding the types of securities which can be traded on our BondStation and BondStation Pro electronic trading platforms as well as increasing the number of broker-dealers and institutional investors that utilize our platforms.

We plan to supplement our growth by entering into strategic alliances that will enable us to enter new markets, provide new products, or otherwise enhance the value of our trading platform to our clients. We intend to further deploy our electronic trading platforms by expanding our sales staff, specifically in our New York City office, in addition to expanding our sales coverage in other regional areas.

Products and Services

Overview - BondStation

Our main product/service offering is BondStation, our proprietary electronic trading platform. BondStation is a comprehensive and technologically advanced, yet easy-to-use trading platform for various fixed income securities. We have developed BondStation so that it can be used by inexperienced and experienced investors alike. BondStation is accessed by web browser only. The electronic trading platform technology employs an Application Service Provider (ASP) model whereby a browser connects to BondStation via the Internet. There is no need to load applications locally on a user’s computer or reconfigure network firewalls or other security software. BondStation provides auto-execution capabilities to the public marketplace via a secure industry standard password connection to the Internet. We believe that our ASP model reduces barriers to entry which may be encountered in technology platforms which require the user to download software to his computer.

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

We have the ability to Private/White Label the BondStation platform as well. This allows a client to brand the site, as their own, with their own look and feel, while taking advantage of our technology platform. We believe that by providing these tools that allow our clients to grow their own business we will ultimately benefit through a partnership that enhances their growth.

Overview – BondStation Pro

Currently in beta testing, BondStation Pro has been developed primarily for the sophisticated institutional investor and trader. The platform provides users a fully interactive, anonymous, electronic market place for transacting a diverse range of fixed income products. Despite certain higher-level functions, BondStation Pro provides users with the same easy to use interface and basic capabilities as the BondStation platform: the ability to trade fixed income products in a fully-interactive, anonymous, and electronic marketplace. Securities available on BondStation Pro include corporate bonds, US agency bonds, and US treasuries. The higher-level functionality that has been added to the BondStation Pro platform includes: depth of book visibility, live TRACE integration, and proprietary scatter graph technology. BondStation Pro users will access the BondStation liquidity pool using a platform with these added features and informational tools.

We believe that the BondStation Pro platform will play a key part in our future growth strategy as the platform allows us to target major fixed income liquidity providers.

Overview – CD-Station

In 2009, we launched our CD-Station sales platform (www.cd-station.com). This technology platform allows banks to seamlessly and electronically underwrite brokered CDs. The platform is a “one stop shop” for workflow, document management and document archiving for issuances. This is not a core business of Bonds.com, however, it does allow banks the ability to raise deposits and is a “feeder” to transitioning a banking client of CD-Station into a client of BondStation.

We believe that providing this functionality not only reduces the cost to a bank to issue and manage CD issuances, but also allows them to customize an offering to their needs. Additionally, CD-Station allows banks to control the CD issuance process rather than having to rely on a large and costly regional underwriter.

All issued CDs will be placed on the BondStation and BondStation Pro platforms and, depending on the size of the issuance, might be shared with our broker-dealer network to fill the offering.

Straight-Through Processing

Our BondStation and BondStation Pro platforms utilize straight-through processing which is the use of technology to automate the trade process from end-to-end — trade execution, confirmation and settlement — without the need for manual intervention. There are two elements of straight-through processing: internal straight-through processing and external straight-through processing. Internal straight-through processing relates to the trade and settlement processes. For example, in the case of an institutional investor, this includes the placement of orders directly through the platforms and our ability to process a trade from execution to settlement without the need for multiple order entry and little or no human intervention at the point of trade, confirmation, clearing or settlement.

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

Brokerage Services

Our subsidiary, Bonds.com, Inc. is a FINRA registered broker-dealer and also is registered as a broker-dealer in each state where it is required to be registered to conduct its current securities business and investment-related services. These registrations are required for us to provide our BondStation and BondStation Pro electronic trading platforms to our clients. Additionally, we currently employ 21 registered representatives as Relationship Managers (“RMs”) who are responsible for, among other things, servicing our brokerage business. Our RMs, when requested, assist clients with trades executed on our platforms and also can execute trades for clients by more traditional methods if, for any reason, a client is unable to execute a trade on our platforms or such client otherwise elects to have the RM execute the trade. Our RMs also provide our clients with other services that are normally provided in traditional broker/client relationships. Our RMs develop business by soliciting their own client relationships and we assign each client to an RM if there is no pre-existing relationship. Each RM is compensated based on a percentage of the difference (the “spread”) between the price at which we purchase fixed income securities and the price at which we sell those securities to the clients serviced by such RM. The percentage of the spread payable to our RMs is subject to change based on standard industry rates and other economic and regulatory factors.

News and other Content Services

When clients are logged into BondStation or BondStation Pro, they are able to link to our other websites, where we currently provide them with the following news, financial and other content services to assist them in their investment decisions, and provide them with general market information:

●	Briefing.com; and
●	Econoday.

We believe that the information and content provided to our clients is thorough, up to date and relevant to them. We expect to continue to search for additional information and data providers and resources to provide to our clients on commercially reasonable terms.

Service and Support

Our goal is to provide a high level of support for all of our clients. Our client-friendly websites contain a self-help library of user guides and client e-mail portals. For clients requiring more personalized attention, customer service is available via e-mail and telephone. Client e-mail inquiries are routed by managers to the appropriate business area for timely and accurate response. Communications with clients are reviewed and critiqued for quality assurance.

We frequently update our technology to maximize the client’s experience. Client questions will be tracked and, if repeated, analyzed to determine how best to clarify the point or answer the inquiry during the client’s online experience. This analysis will be used to improve and enhance our websites.

Sources of Revenue

Trading of Fixed Income Securities

In 2009, we generated approximately $3.9 million in revenue, a 350% increase from 2008. We believe that our business plan will allow us to continually increase our revenue levels until we become profitable. Unlike other fixed income trading platforms, we do not currently, nor do we intend to charge fees to contributing dealers for access to BondStation or BondStation Pro and the liquidity provided by our client base. We also do not currently, nor do we intend to charge monthly subscription fees, ticket fees, access fees or set-up charges to any of our investor clients. Instead, we expect to generate a significant portion of our revenues from mark-ups on secondary market securities and sales concessions on primary issues relating to trading of fixed income securities executed on our electronic trading platform. Mark-ups on new issues of corporate bonds, U.S. agency bonds and CDs will generally be at fixed rates determined by either selling group agreements between the underwriters of the securities and the broker-dealers selling the securities or the issuers of the securities. Mark-ups on all other securities, including those traded in the secondary market, will be based on various terms of such securities, including (1) maturity date; (2) asset class; (3) other financial terms of the securities; and (4) then current market conditions. We believe that our sources of revenue differentiate our business model from other electronic trading platforms and will result in our achieving greater profitability for each trade executed, although there is no assurance that our clients will fully accept our pricing method or that it will result in greater profitability than other pricing methods employed by our competitors.

CD-Station

To date, we have generated minimal revenue from the trading of certificates of deposit, which is currently being marketed to prospective clients. Our CD-Station electronic platform, which was previously known as CD Exchange, will support our brokered CD trading business by: (1) providing our bank clients with an efficient market to offer and sell brokered CDs and (2) providing our investor clients an efficient market to buy and sell brokered CDs. We believe that CD-Station will provide our bank clients the ability to view the rates posted by their competitors and offer rates, maturities, and issue size according to their funding needs. Additionally, our investor clients will have: (1) access to a large selection of both new issue and secondary brokered CD offerings; (2) the opportunity to purchase both new issue and secondary brokered CD offerings at competitive prices; and (3) the ability to liquidate marketable brokered CDs held in their investment portfolios. We expect to generate revenue on new issue CDs by purchasing them from issuing banks at a discount and then selling such CDs to our clients at face value. With respect to secondary brokered CDs, we expect to mark-up the ask price of the offering holder and profit from the spread on the sale of such brokered CDs. These mark-ups generally will be determined in the same manner as the mark-ups for other fixed income securities traded in the secondary market, as described above.

Private Labeling of BondStation

In order to increase and expand the business we generate through our BondStation electronic trading platform, our sales force has sought to develop relationships with smaller broker-dealers, registered investment advisors, clearing firms and insurance companies (“Private Label Partners”). These relationships take several different forms depending on the specific needs of each Private Label Partner, but either: (1) involve the customization of BondStation for the use of Private Label Partners and their customers and/or (2) provide the sales team of such Private Label Partner with access to BondStation for the purpose of sourcing buy and sell orders for its customers. Such customization involves the following elements: (1) co-branding the user interface of the platforms so that the Private Label Partner’s trademarks and other identifying information are presented to the end user, (2) customizing the types of securities offered on BondStation for the applicable Private Label Partner, and/or (3) providing a mechanism, or a “pricing grid”, which enables a Private Label Partner to easily and efficiently build in its own mark-ups and commissions across various asset classes and offerings based on its own pricing strategies. We have completed testing of the systems and have fully implemented the platform for Private Label Partners and currently have begun to develop relationships with 3-4 Private Label Partners. We generate generally the same markups and/or concessions from transactions executed over our private label versions of our platform as those executed directly over BondStation. However, in certain instances we may discount our mark-ups and/or concessions to select Private Label Partners. In addition, in certain instances where particular fixed income securities (such as new issue securities, brokered CDs, corporate retail notes and new issuance agency securities) are required to be sold at a fixed price, we may have to share some of our concessions and mark-ups with our Private Label Partners. Our Licensing and Services Agreement with UBS Securities LLC prohibits us from private labelling our BondStation offering.

Sales and Marketing

General

Initial traffic to our website has been driven primarily by the generic root name “Bonds.com.” We believe that we can grow and increase our market share by advertising through online avenues, print, direct mail and our websites. In addition, we believe we can grow and increase our market share by leveraging our relationships with shareholders and members of our Board of Directors. We also expect to use channel partnerships, such as relationships with securities exchanges, fixed income educators, investment publishers, software vendors, and financial portals, to deliver our concept to new clients. Additionally, we expect to actively participate in industry events, trade conferences, and investor forums, each of which should increase our visibility and presence.

Based on our current account growth rate, we have scaled back direct marketing and advertising initiatives. We have experienced success marketing our BondStation platform with direct sales efforts to the mid-tier institutional investors. With the anticipated addition of the BondStation Pro platform to our product lineup, the Company has expanded its direct sales efforts to larger institutions who can utilize the additional functionality of the BondStation Pro platform. We expect these efforts to have a positive effect on new account openings, increased liquidity of securities on our platforms and trade revenue based on the growth and acceptance we have seen to date.

In addition, we have initiated a trial effort to engage (on a revenue share basis) third-party, FINRA registered broker-dealers to place our BondStation offering into small and regional registered investment advisors and broker-dealers.  This effort may lead to an increase in market share in regions and sectors that we currently are unable to reach.

Sales Staff

The 21 RMs between our Boca Raton, Florida and New York City, New York offices that we currently employ function as marketers and account managers to assist us in acquiring and retaining clients. We expect to add an additional 15-20 members to our sales staff during 2010. Our goal is to expand our sales staff to approximately 40 professionals by December 2010.

Key Relationships

SunGard

Decision Software, Inc. (“DSI”), now owned by SunGard, licenses to us certain software and related intellectual property that has been incorporated into our BondStation platform. This software provides many of the core order entry and analytical pricing engine features of our platform. With respect to order entry functions, SunGard’s BondOne software enables users of BondStation to search for and display current securities being offered for sale, as well as create and analyze their own specific portfolios. For the use of BondOne, we pay DSI a fixed price for each executed trade, up to fixed monthly and annual caps. With respect to the analytical pricing engine functions, DSI’s Decision Software Trading System (“DSTS”) provides BondStation with the necessary functionality to execute trades and interact electronically with the brokerage firm that clears our securities trades for us and the various liquidity providers and other broker-dealers offering securities for sale on BondStation. In addition to a one time up front license fee already paid to DSI for the use of DSTS, we pay DSI a monthly maintenance and service fee. Also, as part of our relationship with DSI, we receive regular updates, enhancements, bug fixes and patches to the software.

InterDealer Information Technologies, LLC, InterDealer Securities, LLC and InterDealer IP Holding LLC

We license software and related intellectual property comprising the bulk of our BondStation Pro platform from InterDealer Information Technologies, LLC, InterDealer Securities, LLC and InterDealer IP Holding LLC pursuant to a Software License, Hosting, Joint Marketing and Services Agreement, as amended by a letter agreement among the Company and the licensing parties. This agreement requires us to pay a monthly licensing fee equal to the greater of a fixed monthly dollar amount or a fixed percentage of the revenues generated through the Company’s BondStation and BondStation Pro platforms and any trading platform operated using the related software and intellectual property. Additionally, we reimburse the licensing parties for a portion of the fees for third party services provided to the BondStation Pro platform.

Pursuant to a letter agreement with InterDealer Information Technologies, LLC, InterDealer Securities LLC and InterDealer IP Holding LLC, the Company agreed to issue to such parties warrants to purchase 20,000,000 shares of the Company’s common stock. The exercise price of such warrants shall be: (a) warrants for 5,000,000 shares shall have an exercise price of $0.50 per share (“Series A Warrants”), (b) warrants for 10,000,000 shares shall have an exercise price of $1.00 per share (“Series B Warrants”) and (c) warrants for 5,000,000 shares shall have an exercise price of $1.50 per share (“Series C Warrants” and, collectively with the Series A Warrants and Series B Warrants, the “Warrants”). If or to the extent not exercised by InterDealer, the right to exercise the Warrants shall expire on December 31, 2012.

The Warrants shall vest and become exercisable in the following order: (a) at the rate of 1,666,666.7 shares of the Series A Warrants every three month period until all of the Series A Warrants are vested; (b) thereafter, at the rate of 1,666,666.7 shares of the Series B Warrants every three month period until all of the Series B Warrants are vested; and (c) thereafter, at the rate of 1,666,666.7 of the Series C Warrants every three month period until all of the Series C Warrants are vested.

In the event that the value of the Warrants and/or shares of common stock issued pursuant to the Warrants exceeds $20,000,000, the Warrants shall be deemed fully vested and the licensing parties will irrevocably transfer, convey and assign to the Company all right, title and interest in and to certain intellectual property related to the BondsStation Pro platform, free and clear of all liens and encumbrances, subject, however, to preexisting property licenses and an irrevocable, perpetual, royalty free, non-exclusive, non-transferable worldwide right and license to use such intellectual property. These intellectual third party transfer provisions terminate in the event that (a) either Michael Sanderson or Edwin L. Knetzger, III cease to be a member of our Board of Directors or both of them cease serving as Chairman or Co-Chairman of our Board of Directors, (b) the Company ceases to be listed or quoted on the OTC Bulletin Board, NASDAQ Stock Market or NYSE, or (c) certain other Company management changes occur with respect to the Company’s management or the way the license agreement is managed.

In the event that (a) a certain key principal of the licensing parties shall cease for a period of at least sixty (60) days to participate in providing enhancements to the BondStation Pro software, (b) the Company ceases utilizing the software and intellectual property under the license agreement described above, (c) the licensing parties breach the intellectual property transfer provisions described above, or (d) the intellectual property transfer provisions described above terminate, then all Warrants that have not vested at such time shall be cancelled.

The foregoing descriptions of the Software License, Hosting, Joint Marketing and Services Agreement and related letter agreement are summaries only and are qualified in their entirety by the agreements themselves, which are referenced as exhibits to this Annual Report.

Pershing, LLC

We have entered into a clearing and custody agreement with Pershing, LLC (“Pershing”), a major back office clearing and custody firm and subsidiary of The Bank of New York, to provide trade clearing and customer relationship management (“CRM”) software for our clients. Through our relationship with Pershing, we access sophisticated and proprietary technology that automates traditionally labor-intensive securities transactions.

Pershing provides execution, clearing and business enhancement services for broker-dealers nationwide and abroad. Their correspondents include several financial service providers. Pershing provides our clients with real-time Internet access to their accounts and portfolios. Pershing’s account services, securities clearance, and custody functions provide:

●	Anti-Money Laundering and Office of Foreign Asset Control checks upon account application;
●	Credit history checks for retail accounts;
●	Pre-validation: trade is authorized before execution;
●	Back-validation: trade is true to original message;
●	Agreement: confirmed with both counterparties;
●	Settlement: delivery and payment of security;
●	Finance: cash management and accounting;
●	Reporting: regulatory and customer confirmations; and
●	Messaging: accurate system status controls.

Competition

The market for online trading services in fixed income securities is rapidly evolving and highly competitive. Our direct competitors in the online marketplace include larger broker-dealers and smaller “niche-market” online dealers. We also expect to encounter competition from full commission brokerage firms as well as mutual fund sponsors, including banks, other organizations that provide online brokerage services, and private label fixed income trading platforms. Our competitive success will depend to a large degree on the overall customer experience that we are able to deliver. Although competition may increase if larger online brokers become more aggressive in marketing, we believe we will maintain a competitive advantage due to our branding, our heavy focus on fixed income trading, the strength and flexibility of our platform and our revenue generation model. We believe that we will be able to offer highly competitive pricing for all securities traded and we expect to differentiate ourselves with our pricing model, which does not charge for the services and tools that we provide. In addition, we do not expect to charge per trade ticket fees, minimum monthly fees, non-activity or minimum volume charges, or telephone trading charges.

Competition in the online marketplace has also intensified due to the following factors:

●
There has been over the past several years and continues to be consolidation of three types of services that traditionally were offered separately: online trading services; real-time market data services; and trading analysis software products and services. Our electronic trading platforms embrace this consolidation by offering all three of these services in a fully-integrated, seamless manner.

●
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

●
As a result of price pressure, unused infrastructure capacity at the largest online brokerage firms, and the desire of the larger firms to acquire sophisticated electronic trading technologies, there have been numerous acquisitions in the online financial trading sector, mostly by larger firms that are seeking to increase their ability to compete on both quality and price.

We believe our ability to compete will depend upon many factors both within and outside our control. These factors include: price pressure; the timing and market acceptance of new products and services and enhancements developed by us and our competitors; our ability to design and support efficient, materially error-free Internet-based systems; economic and market conditions, such as recession and volatility; the size of the active investor market today and in the future; the extent to which institutional investors are willing to use electronic trading platforms offered by firms that have traditionally served mostly individual customers; product and service functionality; data availability and cost; clearing costs; ease of use; reliability; customer service and support; and sales and marketing decisions and efforts. We also believe that competitive pressures among the large dealers will inhibit the development of an inventory aggregation model, such as BondStation and BondStation Pro, for common use by these large dealers. We believe that larger dealers are normally unwilling to cooperate and share offerings and market making for fixed income securities.

We currently face direct competition from other companies that focus primarily on online trading of fixed income securities, including MarketAxess Holdings Inc. and TD Ameritrade Inc., both of which are publicly-traded companies, and The Municenter LLC, Bond Desk Group LLC and TradeWeb, LLC, all privately-held companies. Additionally, there are several other publicly-traded and privately-held companies which provide online trading platforms, including providers of direct-access order execution services. Many of our existing and potential competitors, which include large, online discount and traditional national brokerages and futures commission merchants, and financial institutions that are focusing more closely on online services, including electronic trading services for active traders, have longer operating histories, significantly greater financial, technical and marketing resources, greater name recognition and a larger installed customer base than we do. Further, there is the risk that larger financial institutions which offer online brokerage services as only one of many financial services may decide to use extremely low commission pricing or free trades as a “loss leader” to acquire and accumulate customer accounts and assets to derive interest income and income from their other financial services. We do not offer other financial services, and have no plans to do so; therefore, such pricing techniques, should they become common in our industry, could have a material adverse effect on our results of operations, financial condition and business model.

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

Technology

The BondStation electronic trading platform was developed using technology licensed from Decision Software, Inc. (“DSI”). DSI has granted us a perpetual license to use the core technology for BondStation and also has granted us the option to purchase a non-transferable and non-exclusive source code license for the applicable software. By obtaining the source code we would have the ability to develop additional proprietary technology and functionality relating to our electronic trading platform. For more information on our relationship with DSI, please see Business – Key Relationships elsewhere in this Annual Report.

The BondStation Pro electronic trading platform was developed using technology licensed from InterDealer Securities, LLC and other related parties. For more information on our relationship with InterDearler Securities, LLC, please see Business – Key Relationships elsewhere in this Annual Report.

Based on agreements with our technology providers, costs incurred for utilizing licenses are paid via monthly, quarterly or yearly fees. It is expected that such licensing fees established with our vendors will increase over time due to further enhancements required to BondStation and BondStation Pro platforms and eventual development of additional tools and functionality.

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

Domain Name

We became the registered holder of the domain name “Bonds.com” in September 2007, upon assignment to us by a member of management and a member of our Board of Directors. Our current business plan is based, in part, on realizing the value of our domain name. We believe that the “Bonds.com” domain name allows us to market our business without incurring significant expenditures by directing potential clients directly to our website. Under current domain name registration practices, no one else can obtain an identical domain name, but someone might obtain a similar name, or the identical name with a different suffix (e.g. .org) or with a country designation. While we may consider seeking trademark registration of our “Bonds.com” domain name, the Trademark Trial and Appeal Board of the United States Patent and Trademark Office (“USPTO”) in the matter In re CyberFinancial.Net, Inc. in August 2002, held that bonds.com is generic and not registrable as a trademark. As a result, it is likely that we would not be able to obtain a trademark registration with the USPTO to protect our domain name under U.S. trademark laws.

Trademarks

In February 2008, we filed applications with the USPTO for registration of our trademarks “BondStation,” “CPStation,” “MuniStation,” “CDStation” and “BondClass.” In March, we received notification from the USPTO that “BondStation” and “BondClass” have been registered by the USPTO effective as of March 17, 2009. With respect to “CPStation,” “MuniStation,” and “CDStation,” we were informed on March 24, 2009, that such marks have been allowed for registration pending the provision of proof of use to the USPTO. On March 24, 2010, the Company signed a one year extension to demonstrate the requisite proof of use to the USPTO. In the future, we may also attempt to register additional trademarks based on our assessment of the importance of any such trademarks in our business and need to protect our exclusive right to use such trademarks.

Regulation

The securities industry is subject to extensive regulation under federal and state law. In general, broker-dealers are required to register with the SEC and to be members of FINRA or the NYSE. Our broker-dealer and investment advisor subsidiaries are subject to certain regulations promulgated under the Exchange Act as amended and the Investment Advisers Act of 1940, respectively. These regulations establish, among other things, minimum net capital requirements for our broker-dealer subsidiary. We are also subject to regulation under various state laws in all 50 states and the District of Columbia, including registration requirements.

Bonds.com, Inc. is a broker-dealer registered with FINRA, the SEC, and all states that require registration. It is also a member of the Municipal Securities Rulemaking Board (“MSRB”) and the Securities Investor Protection Corporation (“SIPC”). As a member firm of FINRA, Bonds.com Inc. is subject to all rules and regulations of FINRA, MSRB, SEC, and all states where it is registered. All sales representatives are, likewise, registered with FINRA and the states that require registration. All transactions in corporate bonds and municipal bonds are reportable to FINRA and MSRB, respectively. Bonds.com, Inc. is currently required to file monthly FOCUS Reports with FINRA and is subject to minimum net capital requirements on a continuous basis.

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

In December of 2009, we filed a Form ATS with the SEC and FINRA related to our BondStation Pro trading platform. We anticipate FINRA approval at the beginning of the second quarter of 2010.

Employees

As of March 31, 2010, we had 35 full-time employees. Of these, five are executives with day-to-day management responsibilities, five are administrative, 21 provide sales and brokerage services and are registered representatives, two are traders, and two provide technology services. None of our employees are represented by a labor union. We consider our relationships with our employees to be good and have not experienced any interruptions of operations due to employee disagreements.

From time to time, the firm may enter into consulting agreements with individuals or firms to provide a specific and defined service. Additionally, in order to potentially expand segments of our business faster, the firm may enter into strategic relationships with other firms/partners.

Company Information - Corporate History

We were initially formed as IPORUSSIA, Inc. (“IPOR”), which was incorporated in the state of Delaware on April 1, 2002. In March 2007, IPOR became a “shell company” (as such term is defined in Rule 12b-2 under the Exchange Act as amended) and its sole business, from that date until immediately prior to the merger described below, was to identify, evaluate and complete a “reverse merger” transaction with an operating business. On December 21, 2007, IPOR consummated a transaction, pursuant to which we acquired the business of Bonds.com Holdings, Inc. (“Holdings”), a privately-held Delaware corporation and its subsidiaries, including Bonds.com, Inc., a FINRA registered broker-dealer. The transaction was treated for accounting purposes as a recapitalization by Holdings as the accounting acquirer. Immediately after the reverse merger, we changed our name from IPORUSSIA, Inc. to Bonds.com Group, Inc. As a result of this, the former stockholders of Holdings now own more than a majority of our common stock. The Company, on December 28, 2007, filed a Current Report on Form 8-K with the SEC, reporting these transactions and related information required by the rules and regulations under the Exchange Act.

Additional Company Information

We maintain an Internet website at www.bondsgroupinc.com. Through our Internet website, we will make available, free of charge, the following reports as soon as reasonably practicable after electronically filing them with, or furnishing them to, the SEC: our annual report on Form 10–K; our quarterly reports on Form 10–Q; our current reports on Form 8–K; and amendments to those reports filed or furnished pursuant to Section 13(a) of the Exchange Act. Our Proxy Statements for our Annual Meetings are also available through our Internet website. You may also obtain copies of our reports without charge by writing to: 1515 South Federal Highway, Suite 212, Boca Raton, Florida 33432, Attention: Investor Relations.

We intend to satisfy any disclosure requirement under Item 5.05 of Form 8-K relating to any future amendments to or waivers from any provision of our Code of Ethics that relate to one or more of the items set forth in Item 406(b) of Regulation S-K by describing such amendments and/or waivers on our above reference website within four business days following the date of a waiver or a substantive amendment.

Information on our Internet website is not, and shall not be deemed to be a part of this Annual Report or incorporated into any other filings we make with the SEC.

You may read and copy any document we file with the SEC at the SEC’s public reference room at 100 F Street, NE, Room 1580, Washington, DC 20549. Please call the SEC at 1–800–SEC–0330 for information on the public reference room. The SEC maintains an Internet website that contains annual, quarterly and current reports, proxy and information statements and other information that issuers (including the Company) file electronically with the SEC. The SEC’s internet website is www.sec.gov.

Our telephone number is (561) 953-5343.

ITEM 1.A. RISK FACTORS

Risks Related to Our Business

We face substantial competition that could reduce or prevent us from expanding our market share and harm our financial performance.

The fixed-income securities industry generally, and the electronic financial services markets in which we operate in particular, are highly competitive, and we expect competition to intensify in the future. We will continue to compete with bond trading conducted directly between broker-dealers and their institutional and individual investor clients over the telephone, e-mail or electronically. In addition, our current and prospective competitors are numerous and include:

●	traditional regional or primary dealer bond sales services;
●	other multi-dealer trading companies;
●	market data and information vendors;
●	securities and futures exchanges;
●	inter-dealer brokerage firms;
●	electronic communications networks;
●	technology, software, information and media or other companies that have existing commercial relationships with broker-dealers or institutional and individual customers and investors; and
●	other electronic marketplaces that are not currently in the securities business.

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

We have experienced losses and expect to incur additional losses in the future.

We are an early stage company with a limited operating history. As of December 31, 2009, we had an accumulated deficit of approximately $16.1 million and we expect to continue to incur operating losses, in the aggregate and on a per share basis. There is no assurance that we will be able to achieve or sustain positive cash flows or profitability and we may incur losses in future periods. If we are not able to achieve or sustain positive cash flows or profitability, our stock price may decline. Our independent auditors have expressed substantial doubt as to our ability to continue as a going concern. See Management’s Discussion and Analysis of Financial Condition - Going Concern elsewhere in this Annual Report.

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

Our business was formed in October 2005 and beta-testing on our electronic trading platform BondStation began in April 2007, with the commercial launch of the platform in December 2007. Our new trading platform, BondStation Pro, is currently in the beta-testing phase. As a result, we have only a limited operating history from which you can evaluate our business and our prospects. Also, as we evaluate and adjust our business strategy and focus to meet the demands of the market, there is no assurance our efforts will be successful. We expect to encounter risks and difficulties frequently experienced by early-stage companies in rapidly evolving industries, such as the electronic financial services industry. These risks and difficulties that are specific to our business or the electronic financial services industry are described throughout the Risk Factors in this Annual Report.

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

Our BondStation and anticipated BondStation Pro fee plans are different than those used by other fixed income electronic trading platforms and its impact may be difficult to evaluate.

Our BondStation and BondStation Pro fee plans, which charges clients a nominal markup on each transaction rather than a monthly subscription fee transaction fee are different than the fee plans currently utilized by other alternative trading systems. Since these fee plans are relatively new, we have not yet had the ability to evaluate their economic viability. In addition, we, from time to time, may introduce new mark-up plans or commission-based plans, which may include different fee structures than currently addressed in our business plan. We cannot assure you that our BondStation and BondStation Pro fee plans will be fully accepted by our broker-dealer, institutional and/or individual clients or that these clients will accept any new fee plans adopted by us in the future. We also cannot assure that any new fee plans we may adopt in the future will result in an increase in the volume of transactions effected on our platform or that our revenues will increase as a result of the implementation of any such plans. Furthermore, resistance to our BondStation and BondStation Pro fee plans and/or any new fee plans by more than a nominal portion of our clients could have a material adverse effect on our business, financial condition and results of operations.

We are exposed to risks resulting from non-performance by counterparties to transactions executed between our broker-dealer clients in which we act as an intermediary in matching back-to-back trades.

We execute transactions between our broker-dealer clients and liquidity providers through our subsidiary Bonds.com Inc. We act as an intermediary in these transactions by serving as a trading counterparty to both the buyer and the seller in matching back-to-back trades, which are then settled through another brokerage firm that provides services to us in respect of clearing these trades. Settlement typically occurs within one to three trading days after the trade date. Cash settlement of the transaction occurs upon receipt or delivery of the underlying instrument that was traded.

We are exposed to credit risk in our role as a trading counterparty to liquidity providers and institutional and individual clients executing trades. We are exposed to the risk that third parties that owe us money, securities or other assets will not perform their obligations. These parties may default on their obligations to us due to bankruptcy, lack of liquidity, operational failure or other reasons. Adverse movements in the prices of securities that are the subject of these transactions can increase our risk. Where the unmatched position or failure to deliver is prolonged there may also be regulatory capital charges required to be taken by us. There can be no assurance that our policies and procedures will effectively mitigate our exposure to credit risk.

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

Our revenues and operating results may also fluctuate due to other factors, including:

●	our ability to retain or attract new broker-dealers, liquidity providers and institutional and individual investor clients and attract new broker-dealers and institutional investor clients;
●	our ability to drive an increase in use of our electronic trading platform by new and existing broker-dealer and institutional investor clients;
●	changes in our pricing policies;
●	the introduction of new features on our electronic trading platform;
●	the effectiveness of our sales force;
●	new product and service introductions by our competitors;
●	fluctuations in overall market trading volume;
●	technical difficulties or interruptions in our service;
●	general economic conditions in our geographic markets;
●	additional investment in our personnel, services or operations; and
●	regulatory compliance costs.

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

Although not currently contemplated in our business plan, we may, in the future, develop a strategy that includes leveraging our electronic trading platform to enter new markets. We cannot assure you that we would be able to successfully adapt our software and technology for use in other markets. Even if we were able to adapt our software and technology, we cannot assure you that we would be able to attract clients and compete successfully in any such new markets. We cannot assure you that our marketing efforts or our pursuit of any of these opportunities would be successful. If these efforts were not successful, we could realize less than expected earnings, which in turn could result in a decrease in the market value of our common stock. Furthermore, these efforts could divert management attention or inefficiently utilize our resources.

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

●	enhance our existing products and services;
●
develop and/or license new products and technologies that address the increasingly sophisticated and varied needs of our broker-dealer, liquidity provider and institutional and individual investor clients and prospective clients; and

●	respond to technological advances and emerging industry standards and practices on a cost-effective and timely basis.

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

We license software from third parties, much of which is integral to our electronic trading platforms and our business. We also hire contractors to assist in the development, quality assurance testing and maintenance of our electronic trading platform and other systems. Continued access to these licensors and contractors on favorable contract terms or access to alternative software and information technology contractors is important to our operations. Adverse changes in any of these relationships could have a material adverse effect on our business, financial condition and results of operations.

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

In order to be successful, we must provide reliable, real-time access to our electronic trading platforms for our broker-dealer, liquidity provider and institutional and individual investor clients. If our electronic trading platform is hampered by slow delivery times, unreliable service or insufficient capacity, our broker-dealer, liquidity provider and institutional and individual investor clients may decide to stop using our platform, which would have a material adverse effect on our business, financial condition and results of operations.

As our operations grow in both size and scope, we will need to improve and upgrade our electronic trading platform and infrastructure to accommodate potential increases in order message volume and trading volume, the trading practices of new and existing clients, regulatory changes and the development of new and enhanced trading platform features, functionalities and ancillary products and services. The expansion of our electronic trading platforms and infrastructure has required, and will continue to require, substantial financial, operational and technical resources. These resources will typically need to be committed well in advance of any actual increase in trading volumes and order messages. We cannot assure you that our estimates of future trading volumes and order messages will be accurate or that our systems will always be able to accommodate actual trading volumes and order messages without failure or degradation of performance. Furthermore, we use new technologies to upgrade our established systems, and the development of these new technologies also entails technical, financial and business risks. We cannot assure you that we will successfully implement new technologies or adapt our existing electronic trading platform, technology and systems to the requirements of our broker-dealer, liquidity provider and institutional and individual investor clients or to emerging industry standards. The inability of our electronic trading platform to accommodate increasing trading volume and order messages would also constrain our ability to expand our business.

Our trading system could experience operational failures which would be extremely detrimental to our business.

We cannot assure you that we will not experience systems failures. Our electronic trading platforms, computer and communication systems and other operations are vulnerable to damage, interruption or failure as a result of, among other things:

●	irregular or heavy use of our electronic trading platforms during peak trading times or at times of unusual market volatility;
●	disruptions of data flow to or from our system;
●	power or telecommunications failures, hardware failures or software errors;
●	human error;
●	computer viruses, acts of vandalism or sabotage (and resulting potential lapses in security), both internal and external;
●	natural disasters, fires, floods or other acts of God;
●	acts of war or terrorism or other armed hostility; and
●	loss of support services from third parties, including those to whom we outsource aspects of our computer infrastructure critical to our business.

In the event that any of our systems, or those of our third-party providers, fail or operate slowly, it may cause any one or more of the following to occur:

●	unanticipated disruptions in service to our clients;
●	slower response times or delays in our clients’ trade execution;
●	incomplete or inaccurate accounting, recording or processing of trades;
●	financial losses and liabilities to clients;
●	litigation or other claims against us, including formal complaints to industry regulatory organizations; and
●	regulatory inquiries, proceedings or sanctions.

Any system failure that causes an interruption in service or decreases the responsiveness of our service, including failures caused by client error or misuse of our systems, could damage our reputation, business and brand name and lead our broker-dealer, liquidity provider and institutional and individual investor clients to decrease or cease their use of our electronic trading platforms.

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

Intellectual property is critical to our success and ability to compete, and if we fail to protect our intellectual property rights adequately, our competitors might gain access to our technology. We will rely primarily on a combination of copyright, trademark and trade secret laws in the United States and any other jurisdictions in which we conduct business in the future, as well as license agreements, third-party non-disclosure and other agreements and other contractual provisions and technical measures to protect our intellectual property rights. We attempt to negotiate beneficial intellectual property ownership provisions in our contracts and also require employees, consultants, advisors and collaborators to enter into confidentiality agreements in order to protect the confidentiality of our proprietary information. However, laws and our contractual terms may not be sufficient to protect our technology from use or theft by third parties. For instance, a third party might reverse engineer or otherwise obtain and use our technology without our permission and without our knowledge, thereby infringing our rights and allowing competitors to duplicate or replicate our products.

Furthermore, we cannot assure you that these protections will be adequate to prevent our competitors from independently developing technologies that are substantially equivalent or superior to our technology. We also have retained special trademark counsel to explore the possibility of filing several trademark applications with the U.S. Patent and Trademark Office (“USPTO”) to protect our rights to the use of the trademarks we currently use in connection with our business. In February 2008, we filed applications with the USPTO for registration of our trademarks “BondStation,” “CPStation,” “MuniStation,” “CDStation” and “BondClass.” In March we received notification from the USPTO that “BondStation” and “BondClass” have been registered by the USPTO effective as of March 17, 2009. With respect to “CPStation,” “MuniStation,” and “CDStation,” we were informed on March 24, 2009, that such marks have been allowed for registration pending the provision of proof of use to the USPTO. On March 24, 2010, the Company signed a one year extension to demonstrate the requisite proof of use to the USPTO.

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

In the technology industry, there is frequent litigation based on allegations of infringement or other violations of intellectual property rights. As the number of participants in our market increases and the number of patents and other intellectual property registrations increases, the possibility of an intellectual property claim against us grows. Although we have not been the subject of a material intellectual property dispute, we cannot assure you that a third party will not assert in the future that our technology or the manner in which we operate our business violates its intellectual property rights. From time to time, in the ordinary course of our business, we may become subject to legal proceedings and claims relating to the intellectual property rights of others, and we expect that third parties may assert intellectual property claims against us, particularly as we expand the complexity and scope of our business, the number of electronic trading platforms increases and the functionality of these platforms further overlaps. Any claims, whether with or without merit, could:

●	be expensive and time-consuming to defend;
●	prevent us from operating our business, or portions of our business;
●	cause us to cease developing, licensing or using all or any part of our electronic trading platform that incorporates the challenged intellectual property;
●	require us to redesign our products or services, which may not be feasible;
●	result in significant monetary liability;
●	divert management’s attention and resources; and
●	require us to pay royalties or enter into licensing agreements in order to obtain the right to use necessary technologies, which may not be possible on commercially reasonable terms.

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

We became the registered holder of the domain name “Bonds.com” in September 2007, upon assignment to us by two members of management. Our current business plan is based, in part, on realizing the value of our domain name. We believe that the “Bonds.com” domain name allows us to market our business by directing potential customers directly to our website. Under current domain name registration practices, no one else can obtain an identical domain name, but someone might obtain a similar name, or the identical name with a different suffix (e.g. .org) or with a country designation. The regulation of domain names in the United States and in foreign countries is subject to change, and we may be unable to prevent third parties from acquiring domain names that infringe or otherwise decrease the value of our domain name or names; particularly since we anticipate that it could be difficult to protect any trademark rights we claim in the name “Bonds.com.” The Trademark Trial and Appeal Board of the United States Patent and Trademark Office (USPTO) in the matter In re CyberFinancial.Net, Inc. in August 2002 held that bonds.com is generic and not registrable as a trademark. As a result, it is likely that we would not be able to obtain a trademark registration with the USPTO to protect our domain name under U.S. trademark laws. In the event that we are unable to protect our domain name under U.S. trademark laws it would be more difficult to prevent others from doing business under names similar to Bonds.com, which could dilute the value of our domain name and have a material adverse effect on our business.

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

Entering into joint ventures and alliances entails risks, including:

●	difficulties in developing and expanding the business of newly-formed joint ventures;
●	exercising influence over the activities of joint ventures in which we do not have a controlling interest; and
●	potential conflicts with or among our joint venture or alliance partners.

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

●
we may find that the acquired company or assets do not further our business strategy, or that we overpaid for the company or assets, or the economic conditions underlying our acquisition decision may change;

●	we may have difficulty integrating the acquired technologies or products with our existing electronic trading platform, products and services;
●	we may have difficulty integrating the operations and personnel of the acquired business, or retaining the key personnel of the acquired business;
●	there may be client confusion if our services overlap with those of the acquired company;
●	our ongoing business and management’s attention may be disrupted or diverted by transition or integration issues and the complexity of managing geographically or culturally diverse enterprises;
●	we may have difficulty maintaining uniform standards, controls, procedures and policies across locations;
●	an acquisition may result in litigation from terminated employees or third parties; and
●	we may experience significant problems or liabilities associated with product quality, technology and legal contingencies.

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

We have concluded that our disclosure controls and procedures are not effective and there were material weaknesses in our internal controls over financial reporting.

We have concluded that our disclosure controls and procedures are not effective and there are material weaknesses in our internal controls over financial reporting. The ineffectiveness of our disclosure controls and procedures results in a risk that information required to be disclosed in reports filed by the Company under the Exchange Act as amended, such as this annual report, quarterly reports on Form 10-Q and current reports on Form 8-K, may not be recorded, summarized and reported within the time periods specified by SEC’s the rules and forms or at all. In the past, we have not filed reports on Form 8-K within the time periods required. A material weakness in our internal controls over financial reporting is a control deficiency, or a combination of control deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of annual or interim financial statements would not be prevented or detected. Until this deficiency in our internal control over financial reporting is remediated, there is reasonable possibility that a material misstatement to our annual or interim consolidated financial statements could occur and not be prevented or detected by our internal controls in a timely manner.

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

We may be limited in our use of our U.S. net operating loss carryforwards.

As of December 31, 2009, we had U.S. net operating loss carryforwards of approximately $14.3 million that will begin to expire in 2025. A net operating loss carryforward enables a company to apply net operating losses incurred during a current period against future periods’ profits in order to reduce tax liability in those future periods.

Section 382 of the Internal Revenue Code provides that when a company undergoes an “ownership change,” that company’s use of its net operating losses is limited annually in each subsequent year. An “ownership change” occurs when, as of any testing date, the sum of the increases in ownership of each shareholder that owns five percent or more of the value of a company’s stock as compared to that shareholder’s lowest percentage ownership during the preceding three-year period exceeds 50 percentage points. For purposes of this rule, certain shareholders who own less than five percent of a company’s stock are aggregated and treated as a single five-percent shareholder.

The issuance or repurchase of a significant number of shares of stock or purchases or sales of stock by significant shareholders could result in an additional “ownership change.” For, example, we may issue a substantial number of shares of our stock in connection with offerings, acquisitions and other transactions in the future and we could repurchase a significant number of shares in connection with a stock repurchase program, although no assurance can be given that any such offering, acquisition, other transaction or repurchase program will be undertaken. In addition, the exercise of outstanding options, rights or warrants to purchase shares of our common stock may require us to issue additional shares of our common stock. The extent of the actual future use of our U.S. net operating loss carryforwards is subject to inherent uncertainty because it depends on the amount of otherwise taxable income we may earn. We cannot give any assurance that we will have sufficient taxable income in future years to use any of our federal net operating loss carryforwards before they would otherwise expire.

We are dependent on our management team, and the loss of any key member of this team may prevent us from implementing our business plan in a timely manner.

Our success depends largely upon the continued services of our executive officers and other key personnel. These individuals or the Company may terminate employment at any time. Any loss or interruption of their services or the services could result in our inability to manage our operations effectively and/or pursue our business strategy.

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

We believe that the market for qualified personnel has grown more competitive in recent periods as electronic commerce has experienced growth. We also believe that domestic and international labor markets have tightened in concert with the continuing recovery in general economic conditions. Many of the companies with which we compete for experienced personnel have greater resources than we have and are longer established in the marketplace. In addition, in making employment decisions, particularly in the Internet, high-technology and financial services industries, job candidates often consider the total compensation package offered, including the value of the stock-based compensation they are to receive in connection with their employment. Significant volatility in the price of our common stock may adversely affect our ability to attract or retain key employees. The requirement to record as compensation expense the fair value of granted options may discourage us from granting the size or type of stock-based compensation that job candidates may require to join our company.

We cannot assure you that we will be successful in our efforts to recruit and retain the required personnel. The failure to attract new personnel or to retain and motivate our current personnel may have a material adverse effect on our business, financial condition and results of operations.

The employee who generated the largest amount of commission revenue for us in 2009 resigned effective February 2010.  We understand that the primary reason for this employee’s departure was the Company’s determination to reduce his percentage share of the commissions he generated.  This employee generated approximately 23% of our revenue in 2009.  The loss of this employee could have a material adverse impact on our results of operations in 2010.  However, the client from which a majority of those revenues were generated remains a client of the Company and we hope to limit any impact on our revenue from the loss of this employee.

Additionally, John J. Barry, IV has informed our Board of Directors that three of our top salespeople may resign from the Company.  These three employees generated approximately 39% of our revenue in 2009.  We are uncertain if any of these employees will resign or what the impact of any resignation would be.  However, the resignation of one or more them could have a material adverse impact on our results of operations in 2010.

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

Most aspects of our broker-dealer and investment advisory subsidiaries are highly regulated, including:

●	the way we deal with our clients;
●	our capital requirements;
●	our financial and regulatory reporting practices;
●	required record-keeping and record retention procedures;
●	the licensing of our employees; and
●	the conduct of our directors, officers, employees and affiliates.

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

Our disclosed trading system, BondStation Pro, will be subjected to regulation as an alternative trading system under Regulation ATS. In December 2009, we have filed the a Form ATS with the SEC and FINRA related to this platform, however, there is no guarantee of approval. Under Regulation ATS, the Company will be required to follow additional reporting obligations and other limitations on the conduct of our business, many of which could be material. Being regulated as an alternative trading system subject to Regulation ATS includes following requirements related to, but not limited to, access, fees, operating standards and record keeping.

The activities and consequences described above may result in significant distractions to our management and could have a material adverse effect on our business, financial condition and results of operations.

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

We plan to expand our operations throughout Europe and South and Central America and other regions. There are certain risks inherent in doing business in international markets, particularly in the financial services industry, which is heavily regulated in many jurisdictions outside the United States. These risks include:

●	less developed technological infrastructures and generally higher costs, which could result in lower client acceptance of our services or clients having difficulty accessing our trading platform;
●
difficulty in obtaining the necessary regulatory approvals for planned expansion, if at all, and the possibility that any approvals that are obtained may impose restrictions on the operation of our business;

●	the inability to manage and coordinate the various regulatory requirements of multiple jurisdictions that are constantly evolving and subject to unexpected change;
●	difficulties in staffing and managing foreign operations;
●	fluctuations in exchange rates;
●	reduced or no protection for intellectual property rights;
●	seasonal reductions in business activity; and
●	potentially adverse tax consequences.

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

Our business is dependent upon the availability of adequate funding and regulatory capital under applicable regulatory requirements. Historically, we have satisfied these needs primarily through equity and debt financing through individuals. Our ability to continue operations and grow our business depends on our continued ability to raise additional funds and generate our targeted revenues. We will need to raise additional funds to satisfy our working capital needs. Additionally, we may in the future need to raise additional funds to, among other things:

●	support more rapid growth of our business;
●	develop new or enhanced services and products;
●	respond to competitive pressures;
●	acquire complementary companies or technologies;
●	enter into strategic alliances;
●	increase the regulatory net capital necessary to support our operations; or
●	respond to unanticipated capital requirements; or
●	fund ongoing litigation;

Additionally, we have convertible debt in the principal amount of $2,440,636 due on September 24, 2010 and nonconvertible debt in the principal amount of $673,000 due at various points through 2010. We currently do not have sufficient liquidity to satisfy these obligations when they come due though management is actively exploring the restructuring of certain obligations and arrangements to obtain the necessary liquidity.

As of March 24, 2010, the Company had cash on hand and liquid deposits with clearing organizations in the total amount of approximately $2.6 million. We intend to use the majority of these funds for working capital purposes. Management anticipates that our current liquidity, along with cash generated from revenues, will be sufficient for sustaining our operating activities until the end of April 2010. We will need to raise additional funds to support our operations.

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

Among other things, we have convertible debt in the principal amount of $2,440,636 due on September 24, 2010 and nonconvertible debt in the principal amount of $673,000 due at various points through 2010. We currently do not have sufficient liquidity to satisfy these obligations when they come due. However, management is actively exploring the restructuring of certain obligations and arrangements to obtain the necessary liquidity. There is no assurance that those efforts will be successful. If we are unable to secure a restructuring of these obligations or obtain the liquidity to satisfy them, the holders of the notes may exercise their rights as creditors of the Company, which could materially impair our ability to continue to operate our business.

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

For the period from September 30, 2008 through February 3, 2009, Bonds.com Inc. was not in compliance with its minimum net capital or aggregate indebtedness requirements. This noncompliance may result in regulatory fines and/or disciplinary actions against Bonds.com, Inc. or individuals associated with it. Management is unable at this time to estimate the nature and extent of potential loss arising from regulatory action against them, if any. The ultimate outcome could be material to the financial condition and future results of operations of Bonds.com, Inc. which are included in the consolidated results of operations of the Company.

We are subject to important restrictive covenants under an agreement with a strategic partner.

Our Licensing and Services Agreement with UBS Securities LLC prohibits us from soliciting certain prospective customers during the term of such agreement and for a period of one year thereafter. Additionally, such agreement prohibits us, during the term of such agreement and for a period of six months after the termination of such agreement by the Company or by UBS Securities LLC for certain reasons, from licensing BondStation Pro on a white label or private label basis or otherwise permitting any other party to use BondStation Pro in the same manner as anticipated to be used by UBS Securities LLC. If we do not realize the anticipated benefits from this agreement with UBS Securities LLC or the agreement is terminated under certain circumstances, these restrictive covenants would prevent us from seeking alternative strategic partners to fulfill the same role anticipated to be fulfilled by UBS Securities LLC, would prevent us from pursuing certain customers and would prevent us from pursuing other possible business opportunities for a meaningful period of time. Given the speed at which our industry is developing and the competitive disadvantage of being required not to pursue certain clients or opportunities while our competitors do, such restrictions could have a material adverse impact on our business if the strategic relationship with UBS Securities LLC is not successful.

We are party to a revenue sharing agreement that may require us to share a significant portion of our potential future revenue with a third party.

We are parties to a Restated Revenue Sharing Agreement with Radnor Research and Trading Company, LLC (“Radnor”). Pursuant to this agreement, we are obligated to pay Radnor an amount equal to 14% of all revenues generated from referrals made by Radnor. In the event George O’Krepkie, our Head of Credit Sales, ceases to be an employee of the Company, such revenue share percentage shall be increased to 35% minus the compensation paid to his replacement (but in no event less than 14%). This agreement has an initial term of three years, which term is automatically renewed for successive one year terms unless ninety days notice of termination is provided by either party before the termination date. Either party may also terminate the agreement for a material breach by the other party. In the event of a termination of this agreement other than for material breach, the Company is required to continue paying the revenue sharing amounts to Radnor for a period of eighteen months. The Company’s strategic relationship with UBS Securities LLC is considered a Radnor referral. This means that we would be subject to this revenue share with respect to all revenue generated pursuant to such strategic relationship. If such strategic relationship is successful, we would be required to share a significant portion of our revenue with Radnor. Radnor has entered into an agreement with Edwin L. Knetzger, III, who is co-chairman of the Company's Board of Directors, pursuant to which Radnor will pay Mr. Knetzger a percentage of the proceeds received by Radnor from the Company under the Revenue Sharing Agreement. Mr. O'Krepkie has a similar arrangement with Radnor.

We are in ongoing negotiations with our former CEO and current Vice-Chairman and Chief Strategic Officer with respect to a possible new employment agreement. Failure to negotiate and agree upon new employment terms would result in a significant payment obligation.

We are negotiating a new employment agreement with John J. Barry, IV, our former Chief Executive Officer and current Vice-Chairman and Chief Strategic Officer and a member of our Board of Directors. Mr. Barry is also a significant stockholder. Pursuant to the terms of a letter agreement with Mr. Barry, if we are unable to agree upon his new employment terms prior to April 25, 2010, Mr. Barry will be deemed to have resigned as Vice Chairman and Chief Strategic Officer and will be entitled to payments in the aggregate amount of $1,200,000 over the next three years. There is no assurance that we will be able to agree upon such terms.

We are in discussions with two of our executive officers regarding their ongoing roles with the Company.

Recently, we asked Christopher Loughlin, our Chief Operating Officer, and Joseph Nikolson, our Executive Vice President and President of Bonds.com Inc., to voluntarily agree to take on modified roles within the Company and its subsidiaries.  We are in ongoing discussions with these officers.  We are uncertain what the result of these discussions will be.  If these officers do not agree to the changes we have proposed, it may have a material adverse effect on the Company.  Among other things, we may not be able to implement organizational changes that management believes are important for our business or such employees may allege that we owe them significant severance payments.  If these employees asserted such allegations, we anticipate that we would pursue various defenses, including possibly challenging the validity of their employment contracts.

The composition of our Board of Directors is subject to significant requirements and restrictions pursuant to contractual arrangements.

The composition of our Board of Directors is subject to significant restrictions pursuant to a Voting Agreement among certain of our stockholders, a Shareholders Agreement between us, UBS Americas Inc. and certain stockholders and a letter agreement with John J. Barry, IV, John Barry III and Holly A.W. Barry. These requirements and restrictions, among other things, fix our Board of Directors at no more than seven members, restrict us from adding to our Board of Directors any person directly or indirectly affiliated with a bank, bank holding company, broker or dealer (without the consent of UBS Americas Inc.) and require that existing directors or designees of existing directors comprise all of our Board of Directors for a period of approximately three years. While we believe these arrangements currently provide important benefits to our stockholders, they potentially deter a change of control and block our stockholders from removing or electing new or additional directors.

We are subject to the risks of litigation and securities laws liability.

Many aspects of our business, and the businesses of our clients, involve substantial risks of liability. Dissatisfied clients may make claims regarding quality of trade execution, improperly settled trades, mismanagement or even fraud against their service providers. We and our clients may become subject to these claims as the result of failures or malfunctions of our electronic trading platform and services provided by us. We could incur significant legal expenses defending claims, even those without merit. An adverse resolution of any lawsuits or claims against us could have a material adverse effect on our business, financial condition and results of operations.

Risks Related to Our Industry

If the use of electronic trading platforms does not become a reasonably accepted method for trading fixed income securities, we will not be able to achieve our business objectives.

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

The global financial services business is, by its nature, risky and volatile and is directly affected by many national and international factors that are beyond our control. Any one of these factors may cause a substantial decline in the U.S. and global financial services markets, resulting in reduced trading volume. These events could have a material adverse effect on our business, financial condition and results of operations. These factors include:

●	economic and political conditions in the United States and elsewhere;
●	adverse market conditions, including unforeseen market closures or other disruptions in trading;
●	actual or threatened acts of war or terrorism or other armed hostilities;
●	concerns over inflation and weakening consumer confidence levels;
●	the availability of cash for investment by mutual funds and other wholesale and retail investors;
●	the level and volatility of interest and foreign currency exchange rates; and
●	legislative and regulatory changes.

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

Our common stock is not currently listed on any exchange; but it is authorized for quotation on the OTC Bulletin Board. Accordingly, the market price of our common stock is likely to be highly volatile and could fluctuate widely in price in response to various factors, many of which are beyond our control, including the following:

●	technological innovations or new products and services by us or our competitors;
●	intellectual property disputes;
●	additions or departures of key personnel;
●	sales of our common stock;
●	our ability to execute our business plan;
●	operating results that fall below expectations;
●	loss of any strategic relationship;
●	industry developments;
●	economic and other external factors; and
●	period-to-period fluctuations in our financial results.

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

Our common stock may be subject to the “penny stock” rules adopted under Section 15(g) of the Exchange Act. The penny stock rules apply to companies whose common stock trades at less than $5.00 per share or that have tangible net worth of less than $5.0 million ($2.0 million if the company has been operating for three or more years) and are not quoted on an exchange. These rules require, among other things, that brokers who trade a penny stock to persons other than “established customers” complete certain documentation, make suitability inquiries of investors and provide investors with certain information concerning trading in the security, including a risk disclosure document and quote information under certain circumstances. Many brokers have decided not to trade penny stocks because of the requirements of the penny stock rules and, as a result, the number of broker-dealers willing to act as market makers in such securities is limited. Remaining subject to the penny stock rules for any significant period could have an adverse effect on the market, if any, for our securities. If our securities are subject to the penny stock rules, investors will find it more difficult to dispose of our securities.

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

Our executive officers, directors and affiliated persons currently beneficially own, in the aggregate, approximately 83% of our common stock calculated in accordance with Rule 13d-3 under the Exchange Act, which treats such persons as owning all shares of stock which they have the right to acquire within 60 days, or approximately 67% of our outstanding common stock not including shares which such persons have the right to acquire within 60 days. These figures do not reflect the increased percentages that the officers and directors own if they exercise any stock options that may be granted to them under employee incentive plans or if they otherwise acquire additional shares of our common stock. The interests of our current officers and directors may differ from the interests of other stockholders. As a result, these current officers, directors and affiliated persons will have significant influence over all corporate actions requiring stockholder approval, irrespective of how our other stockholders may vote, including the following actions:

●	elect or defeat the election of our directors;
●	amend or prevent amendment of our certificate of incorporation or by-laws;
●	effect or prevent a merger, sale of assets or other corporate transaction; and
●	control the outcome of any other matter submitted to the stockholders for vote.

Management’s stock ownership may discourage a potential acquirer from making a tender offer or otherwise attempting to obtain control of us, which in turn could reduce our stock price or prevent our stockholders from realizing a premium over our stock price.

If we raise additional funds through the issuance of equity securities, or determine in the future to register additional common stock, existing stockholders’ percentage ownership will be reduced, they will experience dilution which could substantially diminish the value of their stock and such issuance may convey rights, preferences or privileges senior to existing stockholders’ rights which could substantially diminish their rights and the value of their stock.

We may issue shares of common stock for various reasons and may grant additional stock options to employees, officers, directors and third parties. If our board determines to register for sale to the public additional shares of common stock or other debt or equity securities in any future financing or business combination, a material amount of dilution can be expected to cause the market price of the common stock to decline. One of the factors which generally affect the market price of publicly traded equity securities is the number of shares outstanding in relationship to assets, net worth, earnings or anticipated earnings. Furthermore, the public perception of future dilution can have the same effect even if actual dilution does not occur.

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

As of March 24, 2010, we had 76,567,487 shares of common stock issued and outstanding and outstanding options, warrants and convertible securities which are exercisable or convertible for an aggregate of up to 141,804,332 shares of common stock. The majority of these options, warrants and convertible securities have exercise or conversion prices of $0.375. Accordingly, we anticipate that if an efficient market for our stock develops and our stock attains a consistent trading price in excess of $0.375 per share, most or all of these options, warrants and convertible securities would be exercised or converted for shares of our common stock. This may present significant challenges to our stock attaining a consistent trading price in excess of $0.375 per share. Additionally, in the event our stock does attain such a consistent price, it may cause our stock price to stagnate at that level.

Additionally, certain outstanding warrants and options contain provisions that could significantly increase the shares issuable thereunder, including in the event we issue shares of common stock for less than $0.375 per share (subject to certain exceptions).

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

ITEM 1B. UNRESOLVED STAFF COMMENTS

None.

ITEM 2. PROPERTIES

Boca Raton, Florida

The Company leases its 10,293 square foot headquarters located at 1515 South Federal Highway, Boca Raton, Florida. The lease provides for a base annual rent of approximately $188,000 plus taxes for the year beginning January 1, 2010; base annual rent of approximately $201,000 plus taxes for the year beginning January 1, 2011; and base annual rent of approximately $211,000 plus taxes for the year beginning January 1, 2012. Pursuant to the lease, the Company is required to pay additional rent equal to the Company’s proportionate share of the building’s operating expenses, which was approximately $135,000 per year as of the date hereof.

Our corporate headquarters is at this location, along with our trading operations. Additionally, 21 of our 35 employees are located at this office.

New York City, New York

In November of 2009, the Company signed a three month short-term lease for temporary office space located at 529 Fifth Avenue, New York City, New York. The lease expired on February 28, 2010 and has been extended for an additional three months. The Company plans to establish a more permanent location in New York as part of its expansion strategy.

ITEM 3. LEGAL PROCEEDINGS

The Company, along with John Barry III, one of its directors, commenced an action in the Supreme Court of the State of New York, County of New York, on or about August 15, 2006, against Kestrel Technologies LLC a/k/a Kestrel Technologies, Inc. (“Kestrel”) and Edward L. Bishop III, Kestrel’s President, alleging certain defaults and breaches by Kestrel and Mr. Bishop under agreements with the Company. On March 13, 2008, the Supreme Court of the State of New York granted the Company’s motion for summary judgment with respect to the payment of certain amounts owed under the agreements. On April 1, 2008, a jury sitting in the Supreme Court of the State of New York found Kestrel liable for anticipatory breach of certain of its contractual obligations to the Company under the Master Agreement and awarded the Company $600,000 plus interest.

On May 14, 2008, we entered into a Payment Agreement with Kestrel. Under the terms of the Payment Agreement, Kestrel is required to pay us a total of $826,730 in monthly payments, which would result in our receiving monthly payments of: (i) $300,000 on or before June 1, 2008; (ii) $77,771 on or before the first day of each month from July through December 2008; and (iii) 59,653 on or before the first day of January 1, 2009. In connection with entering into the Payment Agreement, Kestrel waived any rights it may have to appeal the jury verdict and summary judgment. On June 1, 2008, Kestrel breached its obligations under the Payment Agreement by failing to make the $300,000 payment due on or before June 1, 2008. As of the date of this filing, Kestrel has only paid $319,950 to the Company under the Payment Agreement. The Company has sent Kestrel written notices of breach under the Payment Agreement and the Company is currently evaluating its options as a result of Kestrel’s breach of its obligations under the Payment Agreement, including commencing a collection action against Kestrel in satisfaction of the jury verdict and summary judgment awards. Amounts to be collected under the Payment Agreement have been attached as collateral for settlement of related legal fees.

On September 2, 2008, a complaint was filed against the Company and its subsidiaries in the Circuit Court of the 15th Circuit in and for Palm Beach County, Florida by William Bass, under an alleged breach of contract arising from the Company’s termination of Mr. Bass’ Employment Agreement with the Company. Mr. Bass sought monetary damages for compensation allegedly due to him and for the future value of forfeited stock options. Additionally, on April 28, 2009, Mr. Bass filed a complaint against the Company and its subsidiaries in the U.S. District Court for the Southern District of Florida based on the same breach of contract claims identified above. In this suit, Mr. Bass also sued the Company and its subsidiaries for violation of federal and state disability laws.

On March 19, 2010, the Company entered into a Settlement Agreement and Release with Mr. Bass that provided for a dismissal of the above lawsuits and a complete waiver by Mr. Bass of any claims against the Company and its subsidiaries, in exchange primarily for the Company’s agreement to (a) pay Mr. Bass $315,000 in 41 monthly installments commencing in March 2010, (b) to pay Mr. Bass up to an additional $100,000 based on the performance of Bonds.com, Inc. in 2010 and 2011, and (c) the Company’s issuance to Mr. Bass of an option to purchase 1,500,000 shares of our common stock at an exercise price of $0.375 per share, which is exercisable until January 31, 2017. The foregoing is merely a summary of the terms of the settlement with Mr. Bass and it is qualified in its entirety by reference to the Settlement Agreement and Release and a related Stock Option Agreement entered into by the Company and Mr. Bass, copies of which are referenced as exhibits to this Annual Report on Form 10-K and incorporated by reference herein.

On January 12, 2009, the Company learned that Duncan-Williams, Inc. filed a complaint against the Company and its subsidiaries in the United States District Court for the Western District of Tennessee, Western Division, under an alleged breach of contract arising from the Company’s previous relationship with Duncan-Williams, Inc. Duncan Williams sought monetary damages for alleged breach of contract, a declaration of ownership relating to certain intellectual property and an accounting of income earned by the Company. It is the Company’s position that such relationship was in fact terminated by the Company on account of Duncan-William’s breach and bad faith and thus the Company believes it has meritorious defenses to the claims. On February 20, 2009, the Company filed a motion to dismiss the complaint. On October 23, 2009, the court entered an order administratively closing this case. Such order does not affect the substantive and/or procedural rights of the parties to proceed before the court at a later date, or any rights the Company or Duncan Williams, Inc. may have, if any, to seek arbitration.

PART II

ITEM 4. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market for Common Stock

Our common stock is quoted on the OTC Bulletin Board under the symbol “BDCG.OB.” The market for our common stock is limited and subject to volatility. There is no certainty that our common stock will continue to be quoted on the OTC Bulletin Board or that any liquidity exists for our shareholders.

The following table contains information about the range of high and low closing prices for our common stock for each quarterly period indicated during the last two fiscal years based upon reports of transactions on the OTC Bulletin Board.

Fiscal Quarter End	Low	High
March 31, 2008	$1.05	$1.75
June 30, 2008	$0.95	$1.25
September 30, 2008	$0.20	$0.95
December 31, 2008	$0.22	$0.60
March 31, 2009	$0.15	$0.50
June 30, 2009	$0.15	$0.50
September 30, 2009	$0.25	$0.50
December 31, 2009	$0.20	$0.42

The source of these high and low prices was the OTC Bulletin Board. These quotations reflect inter-dealer prices, without retail mark-up, markdown or commissions and may not represent actual transactions. The high and low prices listed have been rounded up to the next highest two decimal places.

It is anticipated that the market price of our common stock will be subject to significant fluctuations in response to variations in our quarterly operating results, general trends in the market for the products we distribute, and other factors, over many of which we have little or no control. In addition, broad market fluctuations, as well as general economic, business and political conditions, may adversely affect the market for our common stock, regardless of our actual or projected performance. On March 24, 2010, the closing price of our common stock as reported by the OTC Bulletin Board was $0.25 per share.

Holders of Our Common Stock

As of March 24, 2010, we had 128 stockholders of record.

Dividends and Dividend Policy

There are no restrictions in our certificate of incorporation or by-laws that prevent us from declaring dividends. The Delaware General Corporation Law, however, does prohibit us from declaring dividends where, after giving effect to the distribution of the dividend:

●	we would not be able to pay our debts as they become due in the usual course of business; or
●
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

Securities Authorized for Issuance under Equity Compensation Plans

At the end of our fiscal year ended December 31, 2009, and as of the date of this Annual Report, we have options outstanding under our 2006 Equity Plan, which has not been approved by stockholders, for the purchase of 12,136,904 shares of common stock at a weighted average exercise price of $ 0.38 per share. There are a total of 996,921 shares of common stock available for future issuance under our 2006 Equity Plan.

The following table provides information about the Company’s common stock that may be issued upon the exercise of stock options under all of our equity compensation plans in effect as of December 31, 2009.

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plan (excluding securities reflected in column (a))
	(a)	(b)	(c)
2006 Equity Plan (not approved by stockholders)	12,136,904	$0.38	996,921

ITEM 5. SELECTED FINANCIAL DATA

As a “smaller reporting company” as defined by Item 10 of Regulation S-K, the Company is not required to provide information required by this Item.

ITEM 6. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion of our Company’s plan of operation, financial condition and results of operation should be read in conjunction with the consolidated financial statements and the notes thereto included in this Form 10-K. Our discussion includes forward-looking statements based upon current expectations that involve risks and uncertainties, such as our plans, objectives, expectations and intentions. Actual results and the timing of events could differ materially from those anticipated in these forward-looking statements as a result of a number of factors, including those set forth under the Risk Factors, Special Note Regarding Forward-Looking Statements and Business sections in this Form 10−K. We use words such as “anticipate,” “estimate,” “plan,” “project,” “continuing,” “ongoing,” “expect,” “believe,” “intend,” “may,” “will,” “should,” “could,” and similar expressions to identify forward-looking statements.

Overview

The Company, through Bonds.com Inc., operates an electronic trading platform called BondStation, which is utilized by individual investors, institutional investors, and other broker-dealers primarily for electronic trading of fixed income securities. These securities include municipal bonds, corporate bonds, U.S. Treasury securities, agency bonds, emerging market debt, TLG (Temporary Liquidity Paper), mortgage backed securities and certificates of deposit, among others. Our BondStation electronic trading platform provides investors with the ability to obtain real-time executable bids or offers on thousands of bond offerings sourced directly from broker-dealers and other end users. Unlike other electronic trading platforms that charge subscription fees, access charges, ticket fees, or commissions in order to generate revenue, BondStation allows us to generate revenue through mark-ups or mark-downs on secondary market securities and sales concessions on primary issues. Securities purchase orders placed with us, utilizing the BondStation platform, when executed, are simultaneously matched with our purchases from the offering counterparty. Through this process, we believe that we will be able to avoid, or at least minimize, the market risk, carrying cost, and hedging expense of holding an inventory of securities. Our target customers originally consisted of high net work individuals and mid-tier institutional investors. However, given the cost of client acquisition and the current economic climate, the firm has made the strategic decision to focus primarily on the mid-tier institutional investors and portfolio managers.

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

During 2009, we integrated BondStation with other trading tools and real-time executable offerings directly to the desktops of investor clients. BondStation also offers straight-through processing, which provides clients with the ability to execute and trade securities electronically with little or no human intervention throughout the trade cycle. This process includes the entry of orders with all brokerage firms participating in the trade. The BondStation electronic trading platform offers state-of-the-art advanced order placement functions and automated and manual order placement capabilities.

In 2009, the Company also began developing BondStation Pro, an electronic trading platform that caters to professional traders and large institutional investors. Similar to the BondStation platform, BondStation Pro also provides users with the ability to obtain real-time executable bids or offers from the same pool of fixed income securities, but with increased functionality. Users are able to customize screens and utilize dynamic filtering capabilities to quickly and easily select and view only those market areas that meet their criteria. The platform supports a broad range of trading opportunities, offering cutting edge technology solutions for list trading, API-based order submission, and user portfolio specific market views. As of December 2009, the BondStation Pro platform was in beta testing. Also in December of 2009, we filed the Form ATS (alternative trading system) with the SEC and FINRA. We anticipate FINRA approval at the beginning of the second quarter of 2010.

Our business requires significant expenditures on software and hardware to support the anticipated volume of online activity associated with our BondStation and BondStation Pro electronic trading platforms. A substantial portion of our working capital has been utilized to contract with third parties for computer programming, information and data feeds, servers with backup locations and onsite computer trading equipment. If we do not generate revenues at the levels projected in our business plan and/or do not become profitable in the timeframe expected, we will need to raise additional capital. We may not be able to obtain additional financing, if needed, in amounts or on terms acceptable to us, if at all. If we are not able to timely and successfully raise additional capital and/or achieve profitability or positive cash flow, our operating business, financial condition, cash flows and results of operations may be materially and adversely affected.

Results of Operations

Year Ended December 31, 2009 Compared to Year Ended December 31, 2008

Earnings Overview

Net loss for the years ended December 31, 2009 and 2008 remained consistent at $4.7 million.  The Company had an increase in revenue of $3 million in fiscal year 2009 from fiscal year 2008.  Also, the Company recognized an unrealized gain on derivative instruments and investment securities of $2 million in fiscal year 2009 compared to no unrealized gain in fiscal year 2008.  These decreases to net loss were offset by increases in loses due to increased share-based compensation expense of $1.5 million in 2009 when compared to 2008, which was the direct result of stock options granted to both executives and non-executives of the Company during the second and third quarter.  Also, interest expense increased $0.9 million or 332% to $1.2 million from $0.3 million for year ended December 31, 2009 and 2008, respectively, due to higher amounts of debt carried by the Company in 2009 versus 2008.  The Company also had an increase in other expenses of $0.4 million in 2009 from 2008, mainly related to the Settlement Agreement and Release of the William Bass case.

Revenues

Sales revenues from trading in fixed income securities are generated by the spread we receive equal to the difference between the prices at which we sell securities on our BondStation trading platform and the prices we pay for those securities. Given that our revenue is measured as a function of the aggregate value of the securities traded, our per trade revenue varies to a great degree based on the size of the applicable trade. However, our marginal costs per trade are not variable based on the size of the traded securities. Based on the Company’s current operating costs to date, our marginal costs of executing and settling a trade over our systems, inclusive of clearing fees and licensing fees. Our operating costs may change in the future as we increase in size and are able to obtain more favorable terms with our vendors. For the year ended December 31, 2009, our first full year of operating the BondStation trading platform, total revenues were approximately $3.9 million compared to $0.9 million for the year ended December 31, 2008, an increase of 352%. This increase was primarily due to the increased use of the BondStation trading platform during the year and the increase in the number of relationship managers generating sales commissions on behalf of the Company.

Expenses

Operating Expenses. Operating expenses consist primarily of commissions to salespersons, employee salaries and benefits, trading platform technology and software support related costs, professional fees, and marketing and advertising related expenses. We expect that our operating expenses will decrease as a percentage of net sales if we are able to increase our net sales by executing our business plan. We also expect this reduction in operating expenses, as a percentage of net sales, will be partially offset by the continuing development of our business plan and the increased costs of operating as a public company. During the year ended December 31, 2009, our first full year of operating the BondStation trading platform, total operating expenses were approximately $8.4 million compared to $5.6 million for the prior year. The following is a more detailed analysis of our operating expenses.

Payroll and Related Costs. Employee salaries and benefits, including trading commissions, increased by $2.9 million or 157% to $4.8 million for the year ended December 31, 2009 from $1.9 million for the year ended December 31, 2008. The increase was primarily due to higher equity-based compensation expense of $1.5 million, commission expense of $0.9 million and higher wages of $0.5 million. The higher equity-based compensation expenses were a result of stock options issued to employees and executives of the Company. The higher commissions were a result of a significant increase in revenues from the prior year.

Technology Related Costs. Technology and communication costs, as well as expenses associated with developing, operating and improving our BondStation and BondStation Pro trading platform, primarily comprised of software development and support and fees paid to data service providers, amounted to approximately $1.6 million and $1.4 million for the years ending December 31, 2009 and 2008, respectively. This increase of $0.2 million or 21% from the prior year is a result of costs associated with the development of BondStation Pro as well as due to having a higher employee count compared to the prior year.

Legal, Accounting and Other Professional Fees. Professional fees paid to attorneys, accountants and other consultants and service providers decreased by $0.3 million or 25% to $0.7 million for the year ended December 31, 2009 from $1.0 million for the year ended December 31, 2008. The decrease was primarily a result of higher professional fees incurred in 2008 for filing the Company’s Registration Statement on Form S-1.

Marketing and Advertising. Marketing and advertising costs decreased by $0.2 million or 48% to $0.2 million for the year ended December 31, 2009 from $0.4 million for the year ended December 31, 2008. The decrease was a direct result of the Company shifting its marketing focus away from using relatively more expensive forms of mass media marketing in 2008.

Other Income and Expense. Other income and expenses increased to net other income of $0.4 million for the year ended December 31, 2009 from $0.1 million of net other expense for the year ended December 31, 2009. The increase was mainly due to $2 million in net unrealized gains on derivative financial instruments that are recorded at market value, offset by higher interest expense of $0.9 million and higher other expense of $0.4 million. The warrants issued in connectin with the sale of Units and the conversion rights embedded in our convertible notes contain “down round” protection to the holders, requiring these financial instruments to be accounted for as derivatives and marked-to-market through earnings. The increase in unrealized gain was a result of marking to market certain warrants issued in connection with outstanding convertible notes. The increase in interest expense is a result of higher debt levels in 2009 compared to 2008 and the increase in other expense was due to the Settlement Agreement and Release of the William Bass case.

Liquidity and Capital Resources

As of December 31, 2009, the Company had total current assets of approximately $4.2 million, comprised of cash and cash equivalents, investments in securities, deposits with clearing organizations and prepaid and other assets. This compares with assets of approximately $0.6 million, comprised of cash and cash equivalents, investment in a CD and prepaid and other assets, as of December 31, 2008. The Company’s current liabilities as of December 31, 2009 totaled approximately $9.4 million, comprised of accounts payable and accrued expenses of approximately $2.2 million, notes payable due to related parties within the next 12 months of approximately $0.6 million, notes payable other of $1.1 million, convertible notes payable of $2.1 million and a liability under derivative financial instruments of $3.4 million. This compares to current liabilities at December 31, 2008 of approximately $2.2 million, comprised primarily of accounts payable and accrued expenses of approximately $1.2 million, notes payable due to related parties of $0.7 million to and other notes payable of approximately $0.3 million.

As of December 31, 2009, we had negative working capital of approximately $5.9 million, which includes a note payable of $1 million due on March 31, 2010 and convertible notes payable of approximately $2.4 million due on September 24, 2010. On March 19, 2010, the Company paid the principal balance of the $1,000,000 note payable, along with all accrued interest. We currently do not believe we have sufficient liquidity to satisfy all other current obligations when they come due; however, management is actively pursing additional financing in amounts and on terms acceptable to us or the restructuring of certain obligations and arrangements to obtain the necessary liquidity. There is no assurance that those efforts will be successful. If we are unable to secure additional funding or restructure certain obligations, the holders of the note may exercise their rights as a creditor of the Company, which could materially impair our ability to continue to operate our business.

As of March 24, 2010, the Company had cash on hand and liquid deposits with clearing organizations in the total amount of approximately $2.6 million. We intend to use the majority of these funds for working capital purposes. Management anticipates that our current liquidity, along with cash generated from revenues, will be sufficient for sustaining our operating activities until the end of April 2010. We will need to raise additional funds to support our operations.

The following is a summary of the Company’s cash flows provided by (used in) operating, investing, and financing activities for the years ended December 31, 2009 and 2008 (in 000’s):

	Year Ended December 31, 2009	Year Ended December 31, 2008
Net cash used in operating activities	$(4,086)	$(3,813)
Net cash used in investing activities	$(52)	$(1)
Net cash provided by financing activities	$6,595	$2,982
Net (decrease) increase in cash	$2,457	$(832)

Operating Activities. Cash used in operations for the year ended December 31, 2009 amounted to $4.1 million, consisting of a net loss of $4.7 million, adjusted for non-cash items primarily of share-based compensation of $1.6 million, depreciation and amortization of $0.4 million and net unrealized gains on derivative financial instruments of $2 million. Operating cash flows also included the transfer of net deposits to clearing organizations in the amount of $1.1 million and net changes in working capital items in the amount of $1.3 million.

Cash used in operations for the year ended December 31, 2008 amounted to $3.8 million, consisting of a net loss of $4.7 million, adjusted for non-cash charges primarily of accounts payable and accrued expenses of $0.8 million and amortization and depreciation of $0.3 million. The use of working capital consisted of an increase in income tax benefit of $0.3 million and prepaid expenses and other assets of $0.2 million.

Investing Activities. There were no significant changes in net cash provided by or used in investment activities for the years ended December 31, 2009 and 2008. The Company continues to expand and fund its operations primarily through financing activities and revenue generation.

Financing Activities. Net cash provided by financing activities of $6.6 million for the year ended December 31, 2009 primarily consisted of net proceeds from the issuance of common stock and related common stock purchase warrants of $5.1 million, proceeds from convertible notes payable of $0.7 million and proceeds from notes payable of $1.0 million. These increases were offset by repayments of notes payable due to related parties of $0.1 million and other notes payable of $0.1 million.

Net cash provided by financing activities of $3.0 million for the year ended December 31, 2008 primarily consisted of proceeds received from notes payable of $2.0 million, proceeds from convertible notes payable of $0.9 million and from the exercise of common stock warrants of $0.2 million. These increases were offset by principal payments on obligations under capital leases of $0.1 million.

Recent Financing Activities

During the period from October 2007 through March 30, 2010, we have funded our operations primarily through equity and debt financings. During that time, we raised approximately $15.5 million through the sale of shares of our common stock, shares of preferred stock, convertible promissory notes, warrants and loans. We expect to continue to rely heavily on financing activities to fund our operations and provide necessary liquidity.

Our most recent financing activities involve a series of related equity financings that began in August 2009 and were completed in January 2010. These financings commenced on August 28, 2009, when the Company entered into a Unit Purchase Agreement with Fund Holdings, LLC (“Fund Holdings”). This Unit Purchase Agreement (the “Fund Holdings UPA”) provided for a financing of up to $5,000,000 through the sale of up to 5,000 Units. Each Unit consisted of: (a) 2,667 shares of the Company’s common stock and (b) the right, within three years of the applicable closing date upon which such Unit is purchased, to purchase an additional 9,597 (as equitably adjusted for stock splits, combinations and the like) shares of common stock at $0.375 per share (the “Ordinary Purchase Rights”). Additionally, as part of this transaction, we issued Fund Holdings the unvested right to purchase up to 26,893,580 (as equitably adjusted for stock splits, combinations and the like) shares of common stock at $0.375 per share (the “Additional Purchase Rights”). The Additional Purchase Rights will vest in the future only to the extent and in such amount as is equal to the number of shares of common stock, up to 26,893,580, that the Company actually issues in the future on account of convertible notes, warrants and options in existence as of the initial closing of this transaction. The Ordinary Purchase Rights are exercisable by the purchaser generally at any time within three years of the date of the closing in which the applicable Unit was purchased. The Additional Purchase Rights are exercisable by the purchaser at any time within three years of the date that the applicable Additional Purchase Rights vest. In addition, pursuant to the Fund Holdings UPA, the Company issued Fund Holdings an additional right (the “Special Purchase Rights”) to purchase 1,000,000 (as equitably adjusted for stock splits, combinations and the like) shares of common stock at $0.375 per share. Fund Holdings has the right to exercise the Special Purchase Rights at any time during the three year period following the initial closing under the Fund Holdings UPA.

On December 31, 2009, the Company and Fund Holdings consummated the final closing under the Fund Holdings UPA, with Fund Holdings investing an aggregate of $3.7 million in connection with all closings (before deduction of fees and expenses payable or reimbursable by the Company pursuant to the Fund Holdings Purchase Agreement) for the purchase of 3,690 Units consisting of an aggregate of 9,841,230 shares of Common Stock and 37,767,000 Ordinary Purchase Rights.

In connection with the final closing under the Fund Holdings UPA, on December 31, 2009, the Company entered into a Unit Purchase Agreement (the “LVPIII UPA”) with Laidlaw Venture Partners III, LLC (“Laidlaw Venture Partners III”). Pursuant to the LVPIII UPA and at closings that occurred on December 31, 2009 and January 13, 2010, Laidlaw Venture Partners III invested $2,000,000 (before deduction of fees and expenses payable or reimbursable by the Company pursuant to the LVPIII UPA) for the purchase of 2,000 Units of the Company, with each Unit consisting of 2,667 shares of the Company’s common stock and rights to purchase 7,200 additional shares the Company’s common stock (the “Laidlaw Ordinary Purchase Rights”). The Laidlaw Ordinary Purchase Rights are exercisable for a period of three years from the date of issuance at an exercise price of $0.375 per share.

Additionally, on January 11, 2010, the Company entered into a Unit Purchase Agreement (the “UBS UPA”) with UBS Americas Inc. (“UBS”). Pursuant to the UBS UPA, the Company issued and sold to UBS 1,760 Units, with each unit consisting of 26.67 shares of our Series A Participating Preferred Stock and rights to purchase 72 shares of Series A Preferred (“Preferred Stock Purchase Rights”). UBS paid an aggregate purchase price of $1,760,000 (before deduction of transaction fees and expenses) for such Units. Each Preferred Stock Purchase Right gives UBS the right to purchase 72 shares of Series A Preferred at a purchase price of $37.50 per share (payable in cash or by net exercise). In the event the Company issues shares of its common stock at a price per share less than $0.375, the exercise price of the Preferred Stock Purchase Rights shall be decreased to a purchase price equal to such lower price per share of common stock multiplied by 100 (subject to certain exceptions). The Preferred Stock Purchase Rights must be exercised on or before January 11, 2013.

All Ordinary Purchase Rights, Laidlaw Ordinary Purchase Rights, Special Purchase Rights, Additional Purchase Rights and Preferred Stock Purchase Rights have the right to be exercised through a “cashless exercise” feature in which the right to purchase shares representing the in-the-money value, if any, of the purchase right is surrendered to the Company in satisfaction of the exercise price and a net number of shares are issued to the holder. Additionally, the foregoing purchase rights include provisions that protect the purchasers from certain declines in the Company’s stock price (or “down-round” provisions). These down-round provisions reduce the exercise price of the rights if the Company either issues equity shares for a price that is lower than the exercise price of those instruments or issues new convertible instruments that have a lower exercise price. Due to the down-round provision and in accordance with the Contracts in Entity’s Own Equity Topic of FASB ASC 815-40-15, all warrants issued are recognized as liabilities at their respective fair values on each reporting date. The fair values of these securities were estimated using a Black-Scholes valuation model.

The foregoing descriptions of the recent financing transactions are a summary only, and are qualified in their entirety by the Fund Holdings UPA, Laidlaw UPA and UBS UPA, which are referenced as exhibits to this Annual Report.

Other Factors Influencing Liquidity and Capital Resources

As the Company continues to expand its product base, it is expected that our capital expenditures to develop and maintain our current and future platforms, along with other technology related costs associated with our products, will continue to increase in the next 12 months. While the Company believes continued investment in our products will assist in increasing revenues and market share, we do not know for a certainty that anticipated future revenues will cover such costs.

We are dependent on our broker-dealer and other institutional clients for the majority of our revenues. These clients are not restricted from buying and selling fixed income securities via other means. None of these clients is contractually or otherwise obligated to continue to use our electronic trading platform. The loss of or a significant reduction in the use of our electronic platform by the aforementioned clients could reduce our cash flows, affect our liquidity and have a material adverse effect on our business, financial condition and results of operations. In 2009, one of our clients represented 19% of our total gross revenue. The loss of that client could have a material adverse effect on our business.

In the ordinary course of business, we enter into contracts that contain a variety of representations, warranties and general indemnifications. Our maximum exposure from any claims under these arrangements is unknown, as this would involve claims that have not yet occurred. However, based on past experience, we expect the risk of loss to be remote.

Going Concern

Our independent auditors have added an explanatory paragraph to their audit opinion issued in connection with the consolidated financial statements of Bonds.com Group, Inc. for the years ended December 31, 2009 and 2008, with respect to their doubt about our ability to continue as a going concern due to our recurring losses from operations and our accumulated deficit. The Company has a history of operating losses since its inception in 2005, and has a working capital deficit of approximately $5.9 million and an accumulated deficit of approximately $16.1 million at December 31, 2009, which together raises doubt about the Company’s ability to continue as a going concern. Our ability to continue as a going concern will be determined by our ability to sustain a successful level of operations and to continue to raise capital from debt, equity and other sources. The accompanying consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

Income Taxes

We account for income taxes in accordance with the provisions of the Income Taxes Topic of the Financial Accounting Standards Board (FASB) Accounting Standards Codification (ASC) (formerly called Statement of Financial Accounting Standards No. 109 and Financial Interpretation No. 48). In accordance with SFAS No. 109, deferred tax assets are reduced by a valuation allowance when, in the opinion of management, it is more likely than not that some portion or all of the deferred tax assets will not be realized. We evaluate and determine on a periodic basis the amount of the valuation allowance required and adjust the valuation allowance as needed. As of December 31, 2009 and 2008, a valuation allowance was established for the full amount of deferred tax assets due to the uncertainty of realization.

Share-Based Compensation

We account for share-based awards in accordance with the Compensation-Stock Compensation Topic of FASB ASC 718, associated with the accounting for share-based compensation arrangements with employees and directors. These pronouncements require that equity-based compensation cost be measured at the grant date (based upon an estimate of the fair value of the compensation granted) and recorded to expense over the requisite service period, which generally is the vesting period. Accordingly, we estimate the value of employee stock options using a Black-Scholes option pricing model, where the assumptions necessary for the calculation of fair value include expected term and expected volatility, which are subjective and represent management’s best estimate based on the characteristics of the options granted.

Convertible Promissory Notes and Warrants

We account for warrants issued in conjunction with convertible promissory notes in accordance with ASC 470-20, “Debt with Conversion and Other Options.” The relative fair value of the warrants, based on an allocation of the value of the convertible promissory notes and the value of the warrants issued in conjunction with the convertible promissory notes, is recorded as a debt discount, which is amortized to interest expense over the expected term of the convertible promissory notes. Accordingly, the warrants are valued using a Black-Scholes option pricing model, where the assumptions necessary for the calculation of fair value include expected term and expected volatility, which are subjective and represent management’s best estimate based on the characteristics of the warrants issued in conjunction with the convertible promissory notes.

Fair Value of Financial Instruments

Pursuant to a new accounting standard adopted in 2008, fair value is defined as “the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date.” The standard also establishes a three-tiered fair value hierarchy that prioritizes inputs to valuation techniques used in fair value calculations. The three levels of inputs are defined as Level 1 (unadjusted quoted prices for identical assets or liabilities in active markets), Level 2 (inputs that are observable in the marketplace other than those inputs classified in Level 1) and Level 3 (inputs that are unobservable in the marketplace). The Company’s financial assets and liabilities measured at fair value on a recurring basis consist of its investment securities and derivative financial instruments.

“Down-Round” Provisions with Rights (Warrants and Conversion Options)

Purchase rights (warrants) associated with our prior financings include provisions that protect the purchaser from certain declines in the Company’s stock price (or “down-round” provisions). Down-round provisions reduce the exercise price of the warrants (and conversion rate of the convertible notes) if the Company either issues equity shares for a price that is lower than the exercise price of those instruments or issues new convertible instruments that have a lower exercise price. Due to the down-round provision and in accordance with the Contracts in Entity’s Own Equity Topic of FASB ASC 815-40-15, all warrants issued are recognized as liabilities at their respective fair values on each reporting date and are marked-to-market on a monthly basis. Changes in value are recorded on our consolidated statement of operations as a gain or loss on derivative financial instruments and investment securities in other income (expense). The fair values of these securities are estimated using a Black-Scholes valuation model.

Revenue Recognition

Revenues generated from securities transactions and the related commissions are recorded on a settlement date basis as the transactions are settled.

Off-Balance Sheet Arrangements

None.

Contractual Obligations

As a “smaller reporting company” as defined by Item 10 of Regulation S-K, the Company is not required to provide information required by this Item.

ITEM 6A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

As a “smaller reporting company” as defined by Item 10 of Regulation S-K, the Company is not required to provide information required by this Item.

ITEM 7. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The following financial statements are contained in this Annual Report:

- Report of Independent Registered Public Accounting Firm;

- Consolidated Balance Sheets - December 31, 2009 and 2008;

- Consolidated Statements of Operations - For the Years ended December 31, 2009 and 2008;

- Consolidated Statements of Changes in Stockholders’ Equity - Period from January 1, 2008 to December 31, 2009;

- Consolidated Statements of Cash Flow - For the Years ended December 31, 2009 and 2008;

- Notes to Consolidated Financial Statements.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 8A(T). CONTROLS AND PROCEDURES

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

Based on the controls evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that as of the end of the period covered by this Annual Report, and for the period from such date to the date of this report, our disclosure controls were not operating effectively to provide reasonable assurance that information required to be disclosed in our periodic reports filed with the Securities and Exchange Commission is recorded, processed, summarized and reported within the time period specified by the SEC, and that material information relating to the Company and its consolidated subsidiaries is made known to management, including the Chief Executive Officer and Chief Financial Officer, particularly during the period when our periodic reports are being prepared.

The basis for the determination that our disclosure controls and procedures are not operating effectively at the reasonable assurance level is based on our conclusions that (a) we did not have a full-time, qualified Principal Financial Officer to oversee our disclosures controls and procedures until March 26, 2010, and (b) we have material weaknesses in our internal control over financing reporting (as discussed below), which we consider an integral part of our disclosure controls and procedures. The Company hired a full-time, qualified Principal Financial Officer on March 26, 2010, who is expected to oversee our disclosure controls and procedures and assist us in remediating any other weaknesses.

Management’s Annual Report on Internal Control over Financial Reporting

Management of the Company is responsible for establishing and maintaining adequate internal control over financial reporting. The Company’s internal control over financial reporting is designed to provide reasonable assurance as to the reliability of the Company’s financial reporting and the preparation of financial statements in accordance with generally accepted accounting principles.

The Company’s management has assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2009. In making this assessment, the Company used the criteria established by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in “Internal Control-Integrated Framework.”

The SEC defines a material weakness as a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the Company’s annual or interim financial statements will not be prevented or detected on a timely basis.

Management’s assessment identified the following weaknesses in the Company’s internal control over financial reporting as of December 31, 2009:

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

Based on the Company’s processes and assessment, as described above, management has concluded that, as of December 31, 2009, the Company’s internal control over financial reporting may not be effective and there is reasonable possibility that a material misstatement to the Company’s annual or interim consolidated financial statements could occur and not be prevented or detected by its internal controls in a timely manner.

The Company hired a full-time, qualified Principal Financial Officer on March 26, 2010, and management is in the process of establishing adequate, formal policies and procedures designed to provide adequate internal control over financial reporting. Currently, the Company is in the planning phase of implementing a company-wide internal controls system to cover key processes in the financial reporting and other functions.

Management’s assessment of the effectiveness of the Company’s internal control over financial reporting as of December 31, 2009 has not been audited by Daszkal Bolton LLP, the Company’s independent registered public accounting firm. Additionally, this Annual Report does not include an attestation report of the Company’s registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by the Company’s registered public accounting firm pursuant to temporary rules of the SEC that permit the Company to provide only management’s report in this Annual Report.

ITEM 8B. OTHER INFORMATION

None.

PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information required by this Item is incorporated herein by reference from the information to be contained in the Company’s 2010 Proxy Statement to be filed with the U.S. Securities and Exchange Commission in connection with the solicitation of proxies for the Company’s 2010 Annual Meeting of Shareholders.

ITEM 10. EXECUTIVE COMPENSATION

The information required by this Item is incorporated herein by reference from the information to be contained in the Company’s 2010 Proxy Statement to be filed with the U.S. Securities and Exchange Commission in connection with the solicitation of proxies for the Company’s 2010 Annual Meeting of Shareholders.

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information required by this Item is incorporated herein by reference from the information to be contained in the Company’s 2010 Proxy Statement to be filed with the U.S. Securities and Exchange Commission in connection with the solicitation of proxies for the Company’s 2010 Annual Meeting of Shareholders.

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information required by this Item is incorporated herein by reference from the information to be contained in the Company’s 2010 Proxy Statement to be filed with the U.S. Securities and Exchange Commission in connection with the solicitation of proxies for the Company’s 2010 Annual Meeting of Shareholders.

ITEM 13. PRINCIPAL ACCOUNTANT FEES AND SERVICES

The information required by this Item is incorporated herein by reference from the information to be contained in the Company’s 2010 Proxy Statement to be filed with the U.S. Securities and Exchange Commission in connection with the solicitation of proxies for the Company’s 2010 Annual Meeting of Shareholders.

PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES

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

2.2
Stock Purchase Agreement dated as of August 21, 2007 among Bonds.com Holdings, Inc. and Hanover Capital Partners 2, Ltd., and with respect to Article IV thereof, Hanover Capital Mortgage Holdings, Inc., relating to the purchase and sale of all of the capital stock of Pedestal Capital Markets, Inc. (1)

3.1	Certificate of Incorporation of IPORUSSIA, INC., as filed with the Secretary of State of Delaware on April 1, 2002 (2)

3.2	Certificate of Amendment of Certificate of Incorporation Before Payment of Capital, as filed with the Secretary of State of the State of Delaware on April 12, 2002 (2)

3.3	Certificate of Amendment of Certificate of Incorporation, as filed with the Secretary of State of the State of Delaware on December 18, 2007 (6)

3.4	Certificate of Ownership and Merger, as filed with the Secretary of State of the State of Delaware on December 21, 2007 (1)

3.5	Certificate of Correction, as filed with the Secretary of State of the State of Delaware on December 23, 2009 (6)

3.6	Certificate of Designation of the Series A Participating Preferred Stock of Bonds.com Group, Inc., as filed with the Secretary of State of the State of Delaware on January 11, 2010 (20)

3.7	Certificate of Amendment of Certificate of Incorporation, as filed with the Secretary of State of the State of Delaware on March 31, 2010 (6)

3.8	By-laws (2)

4.1	Specimen Common Stock Certificate (3)

4.2	Specimen of Series A Participating Preferred Stock (6)

4.3	Form of Warrant (1)

4.4	Form of Placement Agent Warrant (3)

4.5	Bonds.com Group, Inc. 2006 Equity Plan (1) **

4.6	Stock Option Agreement between Bonds.com Holdings, Inc. (f/k/a Bonds Financial, Inc.) and William M. Bass dated as of February 1, 2007 (1) **

4.7	Form of 12% Promissory Note (1)

4.8	Form of Investment Agreement between Bond.com Holdings, Inc. and each of the investors in the October 2007 Offering (1)

4.9	Form of Ordinary Purchase Rights Certificate (19)

4.10	Form of Special Purchase Rights Certificate (6)

4.11	Form of Additional Purchase Rights Certificate (6)

4.12	Form of Preferred Stock Purchase Rights Certificate (20)

10.1	Employment Agreement among Bonds.com Holdings, Inc. (f/k/a Bonds Financial, Inc.), Bonds.com, Inc. and William M. Bass dated as of February 1, 2007 (1) **

10.2	Registration Rights Agreement dated as of October 19, 2007 by and among Bonds.com Holdings, Inc. and each of the investors in the October 2007 Offering (1)

10.3	Registration Rights Agreement dated as of December 21, 2007, by and among IPORUSSIA, Inc., KI Equity Partners VI, LLC , Kevin R. Keating and Garisch Financial, Inc. (1)

10.4	Lock-Up Agreement dated as of December 21, 2007, by and between IPORUSSIA, Inc. and John J. Barry IV (1)

10.5	Lock-Up Agreement dated as of December 21, 2007, by and between IPORUSSIA, Inc. and John Barry III (1)

10.6	Contribution Agreement (Domain Name Bonds.com) (1)

10.7	Software License Agreement dated as of August 16, 2006 between Decision Software, Inc. and Bonds.com Holdings, Inc. (f/k/a Bonds Financial, Inc.)* (1)

10.8	License Agreement dated as of February 19, 2007 between Valubond Securities, Inc. and Bonds.com Holdings, Inc. (f/k/a Bonds Financial, Inc.)* (1)

10.9	Agreement entered into as of September 11, 2006 between Radianz Americas, Inc. and Bonds.com Holdings, Inc. (f/k/a Bonds Financial, Inc.) (1)

10.10	Office Lease Agreement dated as of October 1, 2007 by and between 1515 Associates, Ltd. and Bonds.com Holdings, Inc. (Boca Raton, FL Lease) (1)

10.11	Management Agreement by and between IPORUSSIA, INC. and Vero Management, L.L.C. dated March 26, 2007 (5)

10.12	Consulting Agreement dated as of December 21, 2007 between After Market Support, LLC and Bonds.com Holdings, Inc. (1)

10.13	Commercial Term Loan Agreement, dated March 31, 2009, between MBRO Capital LLC and Bonds.com Group, Inc. (12)

10.14	Amendment No. 1, Waiver and Consent to Commercial Term Loan Agreement, dated December 31, 2009, between MBRO Capital LLC and Bonds.com Group, Inc. (6)

10.15	Commercial Term Promissory Note, dated March 31, 2009, issued to MBRO Capital LLC (12)

10.16	Bonds.com Holdings, Inc. Guaranty in favor of MBRO Capital LLC, dated March 31, 2009 (12)

10.17	Common Stock Purchase Warrant, dated March 31, 2009, issued to MBRO Capital LLC (12)

10.18	Common Stock Purchase Warrant, dated January 7, 2010, issued to MBRO Capital LLC (6)

10.19	Grid Promissory Note with John Barry III dated January 29, 2008 (4)

10.20	Amendment dated March 26, 2009 to Promissory Note dated January 29, 2009 issued to John Barry III (12)

10.21	Amendment and Forbearance Agreement, dated January 11, 2010, by John Barry III with respect to January 29, 2008 Grid Promissory Note (6)

10.22	Secured Convertible Note and Warrant Purchase Agreement dated September 24, 2008 (7)

10.23	Security Agreement dated September 24, 2008 (7)

10.24	Form of Bonds.com Group, Inc. Secured Convertible Promissory Note (7)

10.25	Amendment dated December 1, 2008 to the Secured Convertible Note and Warrant Purchase Agreement (7)

10.26	Amendment dated as of February 3, 2009 to the Secured Convertible Note and Warrant Purchase Agreement and the Security Agreement (7)

10.27	Form of Bonds.com Group, Inc. Common Stock Warrant (7)

10.28	Promissory Note issued to Keating Investments, LLC dated December 21, 2007 (1)

10.29	Amendment dated September 17, 2008 to the Promissory Note of Bonds.com Group, Inc. originally issued to Keating Investments, Inc. on December 21, 2007 (8)

10.30	Second Amendment to Promissory Note, dated March 1, 2010, to the Promissory Note of Bonds.com Group, Inc. originally issued to Keating Investments, LLC on December 21, 2007 (6)

10.31	Grid Promissory Note with Christopher D. Moody dated January 29, 2008 (4)

10.32	Grid Secured Promissory Note with Christopher D. Moody dated April 24, 2008. (11)

10.33	Amendment to Grid Secured Promissory Note with Christopher D. Moody dated July 8, 2008 (9)

10.34	Grid Secured Promissory Note with Valhalla Investment Partners dated April 24, 2008. (11)

10.35	Amendment to Grid Secured Promissory Note with Valhalla Investment Partners dated July 8, 2008 (9)

10.36	Separation and General Release among Roger Rees, Bonds.com Group, Inc., Bonds.com Holdings, Inc. and Bonds.com Inc. dated May 12, 2008. (10)

10.37
Payment Agreement dated May 14, 2008 by and between Bonds.com Holdings, Inc. and John Barry III on their own behalf, and on behalf of its executors, administrators, successors and/or assigns and Kestrel Technologies, LLC a/k/a Kestrel Technologies, Inc. and Edward L. Bishop III on their own behalf, and on behalf of their heirs, executors, administrators, successors and/or assigns. (10)

10.38	Secured Convertible Note and Warrant Purchase Agreement dated April 30, 2009 (13)

10.39	Secured Convertible Promissory Note dated April 30, 2009 (13)

10.40	Common Stock Warrant dated April 30, 2009 (13)

10.41	Amended and Restated Security Agreement, dated April 30, 2009, relating to the Security Agreement dated September 24, 2009 (14)

10.42	Secured Convertible Note and Warrant Purchase Agreement dated June 8, 2009 (14)

10.43	Secured Convertible Promissory Note dated June 8, 2009 (14)

10.44	Common Stock Warrant dated June 8, 2009 (14)

10.45	Secured Convertible Note and Warrant Purchase Agreement dated June 30, 2009 (15)

10.46	Secured Convertible Promissory Note dated June 30, 2009 (15)

10.47	Common Stock Warrant dated June 30, 2009 (15)

10.48	Employment Agreement, dated as of July 7, 2009, between John J, Barry, IV and Bonds.com Group, Inc. (terminated) (16) **

10.49	Employment Agreement, dated as of July 7, 2009, between Christopher Loughlin and Bonds.com Group, Inc. (16) **

10.50	Employment Agreement, dated as of July 7, 2009, between Joseph Nikolson and Bonds.com Group, Inc. (16) **

10.51	Form of Employee or Director Stock Option Agreement (17) **

10.52	Unit Purchase Agreement, dated August 28, 2009, between Fund Holdings, LLC and Bonds.com Group, Inc. (17)

10.53	Amendment Letter, dated December 23, 2009, to August 28, 2009 Unit Purchase Agreement with Fund Holdings, LLC (18)

10.54	Unit Purchase Agreement, dated December 31, 2009, between Laidlaw Venture Partners III, LLC and Bonds.com Group, Inc. (19)

10.55	Unit Purchase Agreement, dated January 11, 2010, between UBS Americas Inc. and Bonds.com Group, Inc. (20)

10.56
Stockholders Agreement, dated January 11, 2010, between UBS America Inc. Bonds.com Group, Inc., Fund Holdings LLC, Laidlaw Venture Partners III, LLC, affiliates of John Barry III and affiliates of John J. Barry, IV (20)

10.57
Letter Agreement, dated January 11, 2010, between Bonds.com Group, Inc. Fund Holdings LLC, affiliates of John Barry III and affiliates of John J. Barry, IV, relating to Stockholders Agreement dated January 11, 2010 (6)

10.58	Letter Agreement, dated February 26, 2010, between Bonds.com Group, Inc., John Barry III, Holly A.W. Barry and John J. Barry, IV (21) **

10.59	Settlement Agreement and Release, dated March 19, 2010, between Bonds.com Group, Inc. and William Bass (22)

10.60	Stock Option Agreement, dated March 19, 2010, issued to William Bass (22)

10.61
Software License, Hosting, Joint Marketing, and Services Agreement, dated as of July 8, 2009, between InterDealer Securities, LLC, InterDealer Information Technology, LLC, InterDealer IP Holding, LLC and Bonds.com Group, Inc. (6)*

10.62	Letter Agreement, dated December 31, 2009, between Bonds.com Group, Inc., InterDealer Information Technologies, LLC, InterDealer Securities LLC and InterDealer IP Holdings LLC (6) *

10.63	Licensing and Services Agreement, dated January 11, 2010, between Bonds.com Group, Inc. and UBS Securities LLC (6) *

10.64	Restated Revenue Sharing Agreement, dated as of November 13, 2009, between Bonds.com Group, Inc. and Radnor Research and Trading Company, LLC (6)

10.65	Employment Agreement, dated as of November 13, 2009, between Bonds.com Group, Inc. and George O’Krepkie (6) **

14	Code of Business Conduct and Ethics (3)

21	Subsidiaries of the Company (6)

31.1	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (6)

31.2	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (6)

32.1	Certification of Principal Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (6)

32.2	Certification of Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (6)

* Confidential treatment requested with respect to portions of this document.

** Indicates management contract or compensatory plan or arrangement.

(1)	Incorporated by reference from the Company’s Registration Statement on Form S-1 (formerly Form SB-2) filed with the SEC on December 28, 2007 (File No. 333-148398) and any and all amendments thereto

(2)	Incorporated by reference from the Company’s Registration Statement on Form SB-2 filed with the SEC on August 16, 2002 (File No. 333-98247)

(3)	Incorporated by reference from the Company’s Annual Report on Form 10-K filed with the SEC on March 31, 2008 (File No. 000-51076)

(4)	Incorporated by reference from the Company’s Current Report on Form 8-K filed with the SEC on February 1, 2008 (File No. 000-51076)

(5)	Incorporated by reference from the Company’s Current Report on Form 8-K filed with the SEC on March 27, 2007 (File No. 000-51076)

(6)	Filed herewith

(7)	Incorporated by reference from the Company’s Current Report on Form 8K filed with the SEC on February 5, 2009 (File No. 000-51076)

(8)	Incorporated by reference from the Company’s Current Report on Form 8K filed with the SEC on September 2, 2008 (File No. 000-51076)

(9)	Incorporated by reference from the Company’s Current Report on Form 8K filed with the SEC on July 14, 2008 (File No. 000-51076)

(10)	Incorporated by reference from the Company’s Current Report on Form 8K filed with the SEC on May 15, 2008, 2008 (File No. 000-51076)

(11)	Incorporated by reference from the Company’s Current Report on Form 8K filed with the SEC on April 30, 2008 (File No. 000-51076)

(12)	Incorporated by reference from the Company’s Annual Report on Form 10-K filed with the SEC on April 1, 2009 (File No. 000-51076)

(13)	Incorporated by reference from the Company’s Current Report on Form 8-K filed with the SEC on May 6, 2009 (File No. 000-51076)

(14)	Incorporated by reference from the Company’s Current Report on Form 8-K filed with the SEC on June 12, 2009 (File No. 000-51076)

(15)	Incorporated by reference from the Company’s Current Report on Form 8-K filed with the SEC on July 7, 2009 (File No. 000-51076)

(16)	Incorporated by reference from the Company’s Current Report on Form 8-K filed with the SEC on July 14, 2009 (File No. 000-51076)

(17)	Incorporated by reference from the Company’s Current Report on Form 8-K/A filed with the SEC on September 3, 2009 (File No. 000-51076)

(18)	Incorporated by reference from the Company’s Current Report on Form 8-K/A filed with the SEC on December 30, 2009 (File No. 000-51076)

(19)	Incorporated by reference from the Company’s Current Report on Form 8-K filed with the SEC on January 7, 2010 (File No. 000-51076)

(20)	Incorporated by reference from the Company’s Current Report on Form 8-K filed with the SEC on January 14, 2010 (File No. 000-51076)

(21)	Incorporated by reference from the Company’s Current Report on Form 8-K filed with the SEC on March 4, 2010 (File No. 000-51076)

(22)	Incorporated by reference from the Company’s Current Report on Form 8-K filed with the SEC on March ___, 2010 (File No. 000-51076)

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

BONDS.COM GROUP, INC.

Dated: March 31, 2010	By:	/s/ Michael Sanderson
Michael Sanderson

President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this Annual Report on Form 10-K has been signed by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Name	Title	Date

/s/ Michael Sanderson	President, Chief Executive Officer, Co-Chairman	March 31, 2010
Michael Sanderson	(Principal Executive Officer)

/s/ Edwin L. Knetzger, III	Co-Chairman	March 31, 2010
Edwin L. Knetzger, III

/s/ Jeffrey M. Chertoff	Chief Financial Officer, Director	March 31, 2010
Jeffrey M. Chertoff	(Principal Financial Officer)

/s/ John Barry IV	Chief Strategic Officer, Vice-Chairman	March 31, 2010
John Barry IV

/s/ John Barry III	Director	March 31, 2010
John Barry III

/s/ David Bensol	Director	March 31, 2010
David Bensol

BONDS.COM GROUP, INC.

FINANCIAL STATEMENTS

December 31, 2009 and 2008

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders
Bonds.com Group, Inc.

We have audited the accompanying consolidated balance sheets of Bonds.com Group, Inc.  as of December 31, 2009 and 2008, and the related consolidated statements of operations, changes in stockholders’ equity and cash flows for the years then ended. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Bonds.com Group, Inc. at December 31, 2009 and 2008, and the results of its operations and its cash flows for the years then ended are in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the financial statements, the Company has incurred losses and has negative cash flows from operations that raise substantial doubt about the Company’s ability to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ Daszkal Bolton LLP

Boca Raton, Florida
March 31, 2010

BONDS.COM GROUP, INC.
CONSOLIDATED BALANCE SHEETS
DECEMBER 31, 2009 AND 2008

	December 31, 2009	December 31, 2008

Assets

Currents assets
Cash and cash equivalents	$2,672,230	$214,624
Investment securities	9,547	49,380
Accrued interest receivable	—	2,635
Deposits with clearing organizations	1,311,220	236,662
Prepaid expenses and other assets	214,845	105,924
Total current assets	4,207,842	609,225

Property and equipment, net	163,554	285,782
Intangible assets, net	1,027,224	1,168,309
Other assets	166,983	156,717
Restricted cash	—	72,000
Deferred tax asset	1,441,540	—
Total assets	$7,007,143	$2,292,033

Liabilities and Stockholders’ Deficit

Current liabilities
Accounts payable and accrued expenses	$2,665,168	$1,209,728
Obligations under capital leases, current portion	—	28,612
Notes payable, related parties	550,000	650,000
Notes payable, other, net of debt discount	1,144,117	274,077
Convertible notes payable, related parties	1,508,859	—
Convertible notes payable, other, net of debt discounts	592,716	—
Deferred tax Liability	114,183	—
Liability under derivative financial instruments	3,527,393	—
Total current liabilities	10,102,436	2,162,417

Long-term liabilities
Notes payable, other, net of current portion	—	25,933
Convertible notes payable, related parties, net of debt discount	—	1,307,295
Convertible notes payable, other, net of debt discount	479,803	374,668
Deferred rent	44,248	36,695
Total liabilities	10,626,487	3,907,008

Commitments and contingencies

Stockholders’ Deficit
Preferred stock $.0001 par value; 1,000,000 authorized; no shares issued and outstanding	—	—
Common stock $0.0001 par value; 150,000,000 authorized; 74,727,257 and 61,216,590 issued and outstanding, respectively	7,472	6,121
Additional paid in capital	12,453,689	8,986,505
Accumulated deficit	(16,080,505)	(10,607,601)

Total stockholders’ deficit	(3,619,344)	(1,614,975)

Total liabilities and stockholders’ deficit	$7,007,143	$2,292,033

See the accompanying notes to the consolidated financial statements.

BONDS.COM GROUP, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
FOR THE YEARS ENDED DECEMBER 31, 2009 AND 2008

	Year Ended December 31,
	2009	2008

Revenue	$3,903,428	$863,030

Cost of sales	334,229	135,247

Gross Margin	3,569,199	727,783

Operating expenses
Payroll and related costs	4,767,515	1,855,985
Technology and communications	1,516,813	1,228,656
Software and support	124,571	128,713
Rent and occupancy	374,876	355,445
Legal, accounting, and other professional fees	718,966	956,140
Marketing and advertising	223,819	426,234
Other operating expenses	291,599	325,128
Depreciation	159,102	158,544
Amortization	195,883	190,147
Total operating expenses	8,373,144	5,624,992

Loss from operations	(4,803,945)	(4,897,209)

Other income (expense)
Interest income	9,241	15,552
Interest expense	(1,193,389)	(276,415)
Unrealized gain on derivative financial instruments and investment securities	2,049,959	—
Other income	108	319,950
Other expense	(480,035)	(105,850)
Total other income (expense)	385,884	(46,763)

Loss before income tax benefit	$(4,418,061)	$(4,943,972)

Income tax (expense) benefit	(278,888)	270,062

Net loss applicable to common stockholders	$(4,696,949)	$(4,673,910)

Net loss per common share - basic and diluted	$(.07)	$(.08)

Weighted average shares outstanding - basic and diluted	62,719,700	61,203,397

See the accompanying notes to the consolidated financial statements.

BONDS.COM GROUP, INC.
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY (DEFICIT)
FOR THE YEARS ENDED DECEMBER 31, 2009 AND 2008

			Additional Paid-In Capital	Accumulated Deficit	Total Stockholders’ Equity (Deficit)
	Common Stock
	Shares	Amount

Balances at January 1, 2007	60,932,551	$6,093	$8,261,094	$(5,933,691)	$2,333,496

Issuance of common stock upon exercise of warrants	284,039	28	187,438	—	187,466

Fair value of common stock warrants issued in conjunction with convertible promissory notes, net of applicable deferred taxes	—	—	264,585	—	264,585

Beneficial conversion feature associated with convertible promissory notes, net of applicable deferred taxes	—	—	183,030	—	183,030

Reversal of unamortized deferred stock-based compensation upon employee termination	—	—	—	—	—

Amortization of deferred compensation	—	—	90,358	—	90,358

Net loss	—	—	—	(4,673,910)	(4,673,910)

Balances at December 31, 2008	61,216,590	6,121	8,986,505	(10,607,601)	(1,614,975)

Cumulative Effect of Change in Accounting Principle, net of taxes	—	—	(235,433)	(775,955)	(1,011,388)

Fair value of common stock warrants issued in conjunction with convertible promissory notes, net of applicable deferred taxes	—	—	38,748	—	38,748

Issuance of common stock for consulting services	175,667	17	63,357	—	63,374

Recognition of compensation expense on date of grant relating to stock options	—	—	1,057,101	—	1,057,101

Beneficial conversion feature associated with convertible promissory notes, net of applicable deferred taxes	—	—	32,934	—	32,934

Amortization of deferred compensation	—	—	442,777	—	442,777

Issuance of common stock from purchase agreement, net of issuance costs	13,335,000	1,334	4,729,977	—	4,731,311

Fair value of common stock warrants issued in conjunction with purchase agreement, net of applicable deferred taxes	—	—	(2,662,277)	—	(2,662,277)

Net loss	—	—	—	(4,696,949)	(4,696,949)

Balances at December 31, 2009	74,727,257	$7,472	$12,453,689	$(16,080,505)	$(3,619,344)

BONDS.COM GROUP, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE YEARS ENDED DECEMBER 31, 2009 AND 2008

	Year Ended December 31,

	2009	2008

Cash Flows From Operating Activities
Net loss	$(4,696,949)	$(4,673,910)
Adjustments to reconcile net loss to net cash used in operating activities:
Income taxes	278,888	(270,062)
Depreciation	159,102	158,544
Amortization	195,883	190,147
Share-based compensation	1,563,253	90,358
Unrealized gain on derivative financial instruments	(2,049,959)	—
Amortization of debt discount	192,032	84,004
Changes in operating assets and liabilities:
Accrued interest receivable	2,635	315
Deposit with clearing organization	(1,074,558)	—
Prepaid expenses and other assets	(119,187)	(213,937)
Accounts payable and accrued expenses	1,455,440	801,474
Deferred rent	7,553	20,418

Net cash used in operating activities	(4,085,867)	(3,812,649)

Cash Flows From Investing Activities
Purchases of property and equipment	(36,874)	(5,137)
Purchase of intangible assets	(54,798)	(66,141)
Purchase of investment securities	(9,547)	—
Cash received upon maturity of certificates of deposit	49,380	119,570
Proceeds invested in certificate of deposit	—	(49,380)

Net cash used in investing activities	(51,839)	(1,088)

Cash Flows From Financing Activities
Proceeds received from issuance of common stock and other financial instruments	5,100,434	—
Proceeds received from notes payable, related parties	—	2,050,000
Repayments of notes payable, related parties	(100,000)	—
Proceeds from convertible notes payable	700,000	875,000
Proceeds from notes payable	1,000,000	—
Repayments of notes payable	(148,510)	(22,343)
Principal payments on obligations under capital leases	(28,612)	(107,912)
Proceeds received from restricted cash	72,000	—
Proceeds from exercise of common stock warrants	—	187,466

Net cash provided by financing activities	6,595,312	2,982,211

Net decrease in cash	2,457,606	(831,526)

Cash and cash equivalents, beginning of period	214,624	1,046,150

Cash and cash equivalents, end of period	$2,672,230	$214,624

Supplemental Disclosure of Cash Flow Information
Cash paid for interest	$54,809	$15,245
Conversion of notes payable and accrued interest due to related parties to convertible notes payable	$—	$1,440,636
Debt discount on convertible notes payable	$38,748	$717,677
Cancellation of unvested share-based compensation awards	$73,863	$338,934

See the accompanying notes to the consolidated financial statements.

BONDS.COM GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENT S

NOTE 1 - DESCRIPTION OF BUSINESS SUMMARY

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

Insight Capital Management, LLC was formed in the State of Delaware on July 24, 2007 under the name Bonds.com Wealth Management, LLC. This wholly-owned subsidiary is intended to manage assets for high net worth individuals and is registered in the State of Florida to operate as an investment advisor. As of December 31, 2009, there were no assets under management. On January 19, 2010, Insight Capital Management, LLC was dissolved.

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

The Company, through Bonds.com Inc., operates an electronic trading platform called BondStation, which is utilized by individual investors, institutional investors, and other broker-dealers primarily for electronic trading of fixed income securities. These securities include municipal bonds, corporate bonds, U.S. Treasury securities, agency bonds, emerging market debt, TLG (Temporary Liquidity Paper), mortgage backed securities and certificates of deposit, among others. Our BondStation electronic trading platform provides investors with the ability to obtain real-time executable bids or offers on thousands of bond offerings sourced directly from broker-dealers and other end users. Unlike other electronic trading platforms that charge subscription fees, access charges, ticket fees, or commissions in order to generate revenue, BondStation allows us to generate revenue through mark-ups or mark-downs on secondary market securities and sales concessions on primary issues. Securities purchase orders placed with us, utilizing the BondStation platform, when executed, are simultaneously matched with our purchases from the offering counterparty. Through this process, we believe that we will be able to avoid, or at least minimize, the market risk, carrying cost, and hedging expense of holding an inventory of securities. Our target customers originally consisted of high net work individuals and mid-tier institutional investors, however given the cost of client acquisition and the current economic climate, the firm has made the strategic decision to focus primarily on the mid-tier institutional investors and portfolio managers.

In 2009, the Company began developing BondStation Pro, an electronic trading platform that caters to professional traders and large institutional investors. Similar to the BondStation platform, BondStation Pro also provides users with the ability to obtain real-time executable bids or offers from the same pool of fixed income securities, however, with increased functionality. Users are able to customize screens and utilize dynamic filtering capabilities to quickly and easily select and view only those market areas that meet their criteria. The platform supports a broad range of trading opportunities, offering cutting edge technology solutions for list trading, API-based order submission, and user portfolio specific market views. As of December 2009, the BondStation Pro platform was in beta testing. Based on BondStation Pro functionality, in the same month we filed for ATS (alternative trading system) status with the SEC. It is expected to be ready for commercialization at the beginning of the second quarter, 2010.

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Principles of Consolidation

The accompanying consolidated financial statements include the accounts of Bonds.com Group, Inc., Bonds.com Holdings, Inc., Bonds.com, Inc., Bonds.com, LLC and Insight Capital Management, LLC. These entities are collectively referred to as the “Company”.

All material intercompany transactions have been eliminated in consolidation.

BONDS.COM GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES, CONTINUED

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

Cumulative Effect of a Change in Accounting Principle

On June 25, 2008, the Financial Accounting Standards Board Ratified the consensus reached by the Contracts in Entity’s Own Equity Topic of FASB ASC 815-40-15. This Topic provides guidance for determining whether an equity-linked financial instrument (or embedded feature) is indexed to an entity’s own stock, which is the first part of the scope exception in the Derivatives and Hedging Topic of FASB ASC 815. If an embedded feature (for example, the conversion option embedded in a convertible debt instrument) does not meet the scope exception in FASB ASC 815, it would be separated from the host contract (the debt instrument) and be separately accounted for as a derivative by the issuer. FASB ASC 815-40-15 is effective for financial statements issued for fiscal years beginning after December 15, 2008, and interim periods within those fiscal years, to be applied to outstanding instruments as of the effective date.

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

Reclassifications

Certain reclassifications have been made to the accompanying condensed consolidated financial statements as of December 31, 2008 and for the year ended December 31, 2008. These reclassifications had no impact on the Company’s financial position or results of operations.

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

Deposits with Clearing Organizations

Deposits with Clearing Organizations consist of (a) cash proceeds from commissions and fees related to securities transactions net of all associated costs, and (b) a cash deposit by the Company to satisfy our broker-dealer’s regulatory net capital requirements. The balance primarily is comprised of cash and cash equivalents.

Revenue Recognition

Revenues generated from securities transactions and the related commissions are recorded on a settlement date basis as the transactions are settled.

BONDS.COM GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES, CONTINUED

Fair Value Financial Instruments

Pursuant to a new accounting standard adopted in 2008, fair value is defined as “the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the valuation techniques used in fair value calculations. The three levels of inputs are defined as Level 1 (unadjusted quoted prices for identical assets or liabilities in active markets), Level 2 (inputs that are observable in the marketplace other than those inputs classified in Level 1) and Level 3 (inputs that are unobservable in the marketplace). The Company’s financial assets and liabilities measured at fair value on a recurring basis consist of investment securities and derivative financial instruments. See Note 4 – Fair Value of Financial Instruments - for further details.

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

Impairment of Long-Lived Assets

The Company reviews its long-lived assets for impairment whenever events or changes indicate that the carrying amount of an asset or group of assets may not be recoverable. For purposes of evaluating the recoverability of long-lived assets, the recoverability test is performed using undiscounted net cash flows related to the long-lived assets. There were no impairment losses recorded during the year ended December 31, 2009.

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

BONDS.COM GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES, CONTINUED

Marketing and Advertising Costs

Marketing and advertising costs are expensed as incurred. Marketing and advertising expenses for the year ended December 31, 2009 and 2008 were $223,819 and $426,234, respectively.

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

Share-Based Compensation

The Company accounts for its share-based awards associated with share-based compensation arrangements with employees and directors in in accordance with FASB ASC 718. Equity-based awards granted by the Company are recorded as compensation. These costs are measured at the grant date (based upon an estimate of the fair value of the compensation granted) and recorded to expense over the requisite service period, which generally is the vesting period. Fair value of share-based compensation arrangements are estimated using the Black-Scholes option pricing model.

Recent Accounting Pronouncements

Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”or”Codification”) — On September 30, 2009, we adopted FASB Statement No. 168, The FASB Accounting Standards Codification and The Hierarchy of Generally Accepted Accounting Principles. The Codification became the source of authoritative generally accepted accounting principles (“GAAP”) recognized by the FASB to be applied by nongovernmental entities. Rules and interpretive releases of the SEC under authority of federal securities laws are also sources of authoritative GAAP for SEC registrants. The Codification supersedes all existing non-SEC accounting and reporting standards. All other nongrandfathered non-SEC accounting literature not included in the Codification is nonauthoritative. GAAP is not intended to be changed as a result of this statement, but will change the way the guidance is organized and presented. We implemented the Codification in the consolidated financial statements by providing references to the ASC topics.

On October 1, 2008, we adopted ASC 820-10, Fair Value Measurements and Disclosures, for financial assets and liabilities and nonfinancial assets and liabilities that are recognized or disclosed at fair value in the financial statements on a recurring basis. ASC 820-10 clarifies the definition of fair value and the methods used to measure fair value and expands disclosures about fair value measurements. The adoption of ASC 820-10 did not have a material impact on our consolidated financial statements.

Effective April 1, 2009, the Company adopted new accounting guidance related to recognition and presentation of other-than-temporary impairment (FASB ASC 320-10). This recent accounting guidance amends the recognition guidance for other-than-temporary impairments of debt securities and expands the financial statement disclosures for other-than-temporary impairment losses on debt and equity securities. The recent guidance replaced the “intent and ability” indication in current guidance by specifying that (a) if a company does not have the intent to sell a debt security prior to recovery and (b) it is more likely than not that it will not have to sell the debt security prior to recovery, the security would not be considered other-than-temporarily impaired unless there is a credit loss. When an entity does not intend to sell the security, and it is more likely than not, the entity will not have to sell the security before recovery of its cost basis, it will recognize the credit component of an other-than-temporary impairment of a debt security in earnings and the remaining portion in other comprehensive income. For held-to-maturity debt securities, the amount of an other-than-temporary impairment recorded in other comprehensive income for the noncredit portion of a previous other-than-temporary impairment should be amortized prospectively over the remaining life of the security on the basis of the timing of future estimated cash flows of the security. The effect of adoption was not material.

BONDS.COM GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES, CONTINUED

In January 2010, the FASB issued Accounting Standards Update (“ASU”) 2010-06 regarding ASC Topic 820, Fair Value Measurements and Disclosures. This ASU requires additional disclosure regarding significant transfers in and out of Levels 1 and 2 fair value measurements and the reasons for the transfers. In addition, this ASU requires the Company to present separately information about purchases, sales, issuances, and settlements, (on a gross basis rather than as one net number), in the reconciliation for fair value measurements using significant unobservable inputs (Level 3). ASU 2010-06 clarifies existing disclosures regarding fair value measurement for each class of assets and liabilities and the valuation techniques and inputs used to measure fair value for recurring and nonrecurring fair value measurements that fall in either Level 2 or Level 3. The changes under ASU 2010-06 will be effective for the Company for fiscal year beginning January 1, 2010. We believe that the adoption of these new accounting pronouncements will not have a material impact on its consolidated financial position, results of operations or cash flows.

In February 2010, the FASB issued ASU 2010-09 regarding ASC Topic 855 “Subsequent Events.” This ASU removes the requirement for SEC filers to disclose the date through which management evaluated subsequent events in the financial statements, and was effective upon its issuance. The adoption did not have an impact on our consolidated financial position, results of operations or cash flows.

NOTE 3 - GOING CONCERN

Since its inception, the Company has generated no significant revenues and has incurred a cumulative net loss of $16.1 million further losses are anticipated in the future. The Company has not generated significant operating revenues since its inception. As of December 31, 2009, the Company has a working capital deficit of approximately $5.9 million, including approximately $1.7 million of outstanding notes payable and $2.4 million of outstanding convertible notes payable due within the next twelve months. Without additional capital from outside investors or further financing, the Company’s ability to continue to implement its business plan may be limited. These conditions raise substantial doubt about the Company’s ability to continue as a going concern.

The accompanying financial statements have been presented on the basis of the continuation of the Company as a going concern and do not include any adjustments relating to the recoverability and classification of recorded asset amounts or the amounts and classifications of liabilities that might be necessary should the Company be unable to continue as a going concern.

NOTE 4 - FAIR VALUE OF FINANCIAL INSTRUMENTS

Effective January 1, 2008, the Company adopted the Fair Value Measurements and Disclosures Topic of FASB ASC 820. FASB ASC 820 defines fair value, establishes a framework for measuring fair value under GAAP and expands disclosures about fair value measurements. and expands disclosures about fair value measurements. This Topic applies under other accounting pronouncements that require or permit fair value measurements.

In accordance with FASB ASC 820, the Company measures the financial assets in three levels, based on the markets in which the assets and liabilities are traded and the reliability of the assumptions used to determine fair value. These levels are:

●
Level 1 – Valuations for assets and liabilities traded in active exchange markets, or interest in open-end mutual funds that allow a company to sell its ownership interest back at net asset value (“NAV”) on a daily basis. Valuations are obtained from readily available pricing sources for market transactions involving identical assets, liabilities or funds.

●
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

●
Level 3 – Valuations for assets and liabilities that are derived from other valuation methodologies, such as option pricing models, discounted cash flow models and similar techniques, and not based on market exchange, dealer, or broker traded transactions. Level 3 valuations incorporate certain assumptions and projections in determining the fair value assigned to such assets or liabilities.

The availability of observable inputs can vary from instrument to instrument and in certain cases, the inputs used to measure fair value may fall into different levels of the fair value hierarchy. In such cases, an instrument’s level within the fair value hierarchy is based on the lowest level of input that is significant to the fair value measurement. The Company’s assessment of the significance of a particular input to measuring the fair value of an instrument requires judgment and consideration of factors specific to the instrument.

BONDS.COM GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 4 - FAIR VALUE OF FINANCIAL INSTRUMENTS, CONTINUED

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

Investment Securities

As of December 31, 2009, investment securities included certificates of deposit and corporate bonds. These securities are valued utilizing recent market transactions for identical or similar instruments to corroborate pricing service fair value measurements and are generally categorized in Level 2 of the fair value hierarchy.

Derivative Financial Instruments

The majority of the Company’s derivative financial instruments, conversion options embedded in convertible promissory notes, are valued with pricing models commonly used by the financial services industry using inputs generally observable in the financial services industry. The Company considers these models to involve significant judgment on the part of management, including the inputs utilized in its pricing models. The majority of the Company’s derivative financial instruments are categorized in Level 3 of the fair value hierarchy. The Company estimates the fair value of derivatives utilizing the Black-Scholes option pricing model, as the derivatives held by the Company are comprised of options to convert outstanding promissory notes payable into shares of the Company’s stock, at the note holder’s option. This model is dependent upon several variables such as the expected option term, expected risk-free interest rate over the expected option term, the expected dividend yield rate over the expected option term and the expected volatility of the Company’s stock price over the expected term. The expected term represents the period of time that the options granted are expected to be outstanding. The risk-free rates are based on U.S. Treasury securities with similar maturities as the expected terms of the options at the date of issuance. Expected dividend yield is based on historical trends. For the year ended December 31, 2008, the Company estimated the volatility of its common stock utilizing its daily average closing price since December 21, 2007, when it began actively trading under the symbol Bonds.com Group, Inc. Commencing with the quarter ended March 31, 2009, the Company changed its methodology to estimate volatility of its common stock based on an average of published volatilities contained in the most recent audited financial statements of other publicly reporting companies in the similar industry to that of the Company. The Company determined that the historical prices of its publicly trade common stock no longer was the best proxy to estimate the Company’s volatility.

Level 3 Assets and Liabilities

Level 3 liabilities include instruments whose value is determined using pricing models and for which the determination of fair value requires significant management judgment or estimation.

BONDS.COM GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 4 - FAIR VALUE OF FINANCIAL INSTRUMENTS, CONTINUED

Fair values of assets measured on a recurring basis at December 31, 2009 and 2008 are as follows:

	Fair Value	Quoted Prices in Active Markets for Identical Assets / Liabilities (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
December 31, 2009
Assets

Investment securities	$9,547	$—	$9,547	$—
Total assets measured at fair value on a recurring basis	$9,547	$—	$9,547	$—

Liabilities

Derivative financial instruments	$3,527,393	—	—	$3,527,393
Total liabilities measured at fair value on a recurring basis	$3,527,393	$—	$—	$3,527,393

December 31, 2008
Assets

Investment securities	$49,380	$—	$49,380	$—

Restricted cash	72,000	—	72,000	—
Total assets measured at fair value on a recurring basis	$121,380	$—	$121,380	$—

Liabilities

Derivative financial instruments	$—	—	—	$—
Total liabilities measured at fair value on a recurring basis	$—	$—	$—	$—

Both observable and unobservable inputs may be used to determine the fair value of positions that the Company has classified within the Level 3 category. As a result, the unrealized gains for liabilities within the Level 3 category presented in the tables below may include changes in fair value that were attributable to both observable and unobservable inputs. The following table presents additional information about Level 3 assets and liabilities measured at fair value on a recurring basis for the twelve months ended December 31, 2009:

Fair Value Derivative Financial Instruments

January 1, 2009	$(1,161,696)
Included in Earnings	2,049,959
Included in Other Comprehensive Income	—
Total	$888,263
Purchases, Sales, Other Settlements and Issuances, Net	(4,415,656)
Net Transfers In and/or (Out) of Level 3	—
December 31, 2009	$(3,527,393)

The majority of total unrealized gains were related to Level 3 instruments held at December 31, 2009.

BONDS.COM GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 5 - INVESTMENT IN CERTIFICATE OF DEPOSIT

On September 25, 2008, the Company invested $49,380 into a 13-month CD, bearing 1.93% interest, maturing October 25, 2009. On October 25, 2009, the CD matured and the Company received $50,422 in principal and accrued interest. The monies were deposited in our operating bank account for use in operations. As of December 31, 2009 and 2008, $0 and $116 of interest receivable has been accrued on the CD, respectively.

NOTE 6 - RESTRICTED CASH

Restricted cash consists primarily of a certificate of deposit (“CD”) which was collateral for a loan. The CD was purchased on December 4, 2007 in the amount of $72,000. The CD is a 36-month instrument that earns 3.26% interest per year, is collateral for a $50,010 loan from the same financial institution and is restricted. In February of 2009, the Company received $74,712 in proceeds from the CD, of which $2,712 represented accrued interest on the CD. The proceeds were used to pay-off the equipment loan in the amount of $50,010. As of December 31, 2009 and 2008, $0 and $2,519 of interest receivable was accrued on the CD, respectively.

NOTE 7 - CREDIT RISK

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

NOTE 8 - PROPERTY AND EQUIPMENT

Property and equipment consisted of the following at December 31, 2009 and 2008:

	2009	2008
Leased property under capital leases	$209,758	$209,758
Computer equipment	212,690	175,816
Furniture and fixtures	43,088	43,088
Office equipment	111,177	111,177
Leasehold improvements	10,372	10,372
Total property and equipment	587,085	550,211
Less: accumulated depreciation and amortization	(423,531)	(264,429)
Property and equipment, net	$163,554	$285,782

Depreciation expense for the years ended December 31, 2009 and 2008 was $159,102 and $158,544, respectively.

Outstanding capital lease obligations were $0 and 28,612 at December 31, 2009 and 2008, respectively.

NOTE 9 - INTANGIBLE ASSETS

Intangible assets consisted of the following at December 31, 2009 and 2008:

	2009	2008
Non-amortizing intangible assets
Domain name (www.bonds.com)	$850,000	$850,000
Broker dealer license	50,000	50,000
	900,000	900,000
Amortizing intangible assets
Software	431,996	406,497
Capitalized website development costs	179,814	150,515
Other	6,529	6,529
Total intangible assets	1,518,339	1,463,541
Less: accumulated amortization	(491,115)	(295,232)
Intangible assets, net	$1,027,224	$1,168,309

BONDS.COM GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 9 - INTANGIBLE ASSETS, CONTINUED

Amortization expense for the years ended December 31, 2009 and 2008 was $195,883 and $190,147, respectively.

The following is a schedule of estimated future amortization expense of intangible assets as of December 31, 2009:

Year Ending December 31,
2010	101,434
2011	24,728
2012	1,062
2013	—
2014	—
$127,224

NOTE 10 - INVESTMENT IN BROKER-DEALER

On October 4, 2007, the Company acquired all of the outstanding shares of Pedestal Capital Markets, Inc. an existing FINRA registered broker dealer entity, in exchange for a cash purchase price of $50,000 plus the existing regulatory capital at the closing date $61,599. Pedestal was subsequently renamed Bonds.com, Inc. by the Company.

During the year ended December 31, 2009 and 2008, the Company invested an additional $500,000 and $342,000 in Bonds.com, Inc., respectively, bringing the total investment to $2,468,609. On February 26, 2010, the Company invested an additional $1,000,000 into Bonds.com, Inc.

NOTE 11 - NOTES PAYABLE, RELATED PARTIES

The following is a summary of related party notes payable at December 31, 2009 and 2008:

	2009	2008
$250,000 unsecured promissory note payable to John Barry III, one of the Company’s directors, originating from a total of $250,000 in cash received in January and February of 2008, bearing interest at 15% per annum. Amended in January 2010 for principal and accrued interest to be due when either (a) the company has at least 12 months cash reserve for working capital and regulatory capital requirements, or (b) once John Barry III is no longer a director of the company. Original maturity was April 15, 2010.	$250,000	$250,000

$300,000 secured promissory note held by the Nadel Receiver, originating from the $400,000 Valhalla Investment Partners Note (the “Valhalla Note”), an investment fund that is a beneficial owner of shares of our common stock and was formerly co-managed by Christopher D. Moody, a former director (“Christopher Moody”). The note bears interest at 9% per annum, principal of $100,000 and accrued interest due on April 1, 2010, July 1, 2010 and October 1, 2010, secured by the Company’s Bonds.com domain name.	300,000	400,000
Total	$550,000	$650,000
Less: current portion	(550,000)	(650,000)
Long-term portion	$—	$—

Interest expense recognized on related party notes payable for the years ended December 31, 2009 and 2008 was $72,996 and $37,639, respectively.

BONDS.COM GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 11 - NOTES PAYABLE, RELATED PARTIES, CONTINUED

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

On April 30, 2009, the Company amended and restated the Valhalla Note, to, among other things, (1) extend the Maturity Date to October 31, 2009, (2) decrease the amount outstanding under the Valhalla Note to an aggregate of $400,000, all of which remains outstanding as of the date of this filing, and (3) clarify that the holder of the Valhalla Note has a first priority security interest in the domain name “bonds.com”. Additionally, on April 30, 2009, the Company made a cash payment to the holder of the Valhalla Note in the amount of the accumulated but unpaid interest due thereunder as of April 30, 2009.

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

NOTE 12 – CONVERTIBLE NOTES PAYABLE, RELATED PARTIES AND NON-RELATED PARTIES

The following is a summary of related party and non-related party convertible notes payable at December 31, 2009 and 2008:

	2009	2008
Related Parties
$1,236,836 secured convertible promissory note held by the Nadel Receiver, originating from the conversion of $1,236,836 of previously outstanding promissory notes and accrued interest in September of 2008, and $50,000 in cash received in December of 2008, bearing interest at 10% per annum, principal and accrued interest is due at maturity on September 24, 2010.	$1,286,836	$1,286,836

$203,800 secured convertible promissory note payable to Valhalla Investment Partners, an investment fund formerly co-managed by Christopher Moody, originating from the conversion of $203,800 of previously outstanding promissory notes and accrued interest in September of 2008, bearing interest at 10% per annum, principal and accrued interest is due at maturity on September 24, 2010.	203,800	203,800

$250,000 secured convertible promissory note payable to the Neil Moody Revocable Trust, an entity affiliated with Christopher Moody, originating from $250,000 in cash received in October of 2008, bearing interest at 10% per annum, principal and accrued interest is due at maturity on September 24, 2010.	250,000	250,000
Total	1,740,636	1,740,636
Less: unamortized debt discount	(231,777)	(433,341)
Total Related Parties	1,508,859	1,307,295

Non-Related Parties
$1,275,000 in secured convertible promissory notes payable to various individuals, originating from $1,275,000 in cash received during the period from September 22, 2008 through June 30, 2009.	1,275,000	575,000
Total	1,275,000	575,000
Less: unamortized debt discount	(202,481)	(200,332)
Total Non-Related Parties	1,072,519	374,668

Total	2,581,378	1,681,963
Less: current portion	(2,101,575)	—

Long-term portion	$479,803	$1,681,963

BONDS.COM GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 12 – CONVERTIBLE NOTES PAYABLE, RELATED PARTIES AND NON-RELATED PARTIES, CONTINUED

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

On October 20, 2008, the Company also executed a $250,000 secured promissory note and warrant agreement with the Neil Moody Revocable Trust, affiliated with Christopher D. Moody, a former director and 11.3% beneficial shareholder of the Company.

On December 12, 2008, the Company executed an additional $50,000 secured promissory note and warrant agreement with the Christopher D. Moody Revocable Trust, affiliated with Christopher D. Moody, a former director and 11.3% beneficial shareholder of the Company.

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

Under the terms of the Convertible Notes, the entire principal amount of the Convertible Notes is due and payable on September 24, 2010 (the “Maturity Date”); interest accrues at a rate of 10% per annum, with unpaid interest payable, in full, upon the earlier of the conversion of the Convertible Notes or on the Maturity Date. Holders of the Convertible Notes have the right to convert principal and interest due and payable into shares of common stock of the Company at a conversion price equal to the lesser of (1) $0.375 per share,

BONDS.COM GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 12 – CONVERTIBLE NOTES PAYABLE, RELATED PARTIES AND NON-RELATED PARTIES, CONTINUED

as adjusted for stock splits, and reverse splits, or (2) the price paid for the Company’s common stock in any future sale of the Company’s securities while the Convertible Notes are outstanding, exclusive of certain excluded transactions. The Convertible Notes are secured by the Company, in generally all of the Company’s assets, pursuant to the terms and conditions of a Security Agreement, dated September 24, 2008, as amended on February 3, 2009.

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

The Company has accounted for the warrants issued in conjunction with the Convertible Notes in accordance with the provisions of ASC 470-20, Debt with Conversion and Other Options. Accordingly, the warrants were valued at the time of issuance using a Black-Scholes option pricing model with the following assumptions: (i) risk free interest rates ranging from 1.55 % to 2.91%, (ii) a contractual life of 5 years, (iii) expected volatility of 50% and (iv) a dividend yield of zero. The relative fair value of the warrants, based on an allocation of the value of the Convertible Notes and the value of the warrants issued in conjunction with the Convertible Notes, was recorded as a debt discount (with a corresponding increase to additional paid-in capital) in the amount of $355,472, and is being amortized to interest expense over the expected term of the Convertible Notes.

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

During the year ended December 31, 2009 and 2008, the Company recognized $559,639 and $84,004 in interest expense related to the amortization of the debt discount associated with the warrants and the debt discount associated with the beneficial conversion feature, respectively.

During the year ended December 31, 2009 and 2008, the Company also recognized $283,493 and $56,037 in interest expense on the outstanding related party and non-related party Convertible Notes, respectively.

BONDS.COM GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 13 - NOTES PAYABLE – OTHER

The following is a summary of outstanding principal due on unrelated third party notes payable at December 31, 2009 and 2008:

	2009	2008

Equipment loan payable to a financial institution, monthly principal and interest payments of $2,251 are required, bearing interest at 7.5%, with a maturity date of December 4, 2010, secured by a certificate of deposit.	$—	$50,010

$250,000 note payable to an investment advisory firm for services rendered in relation to the Company’s reverse merger transaction, amended on March 12, 2010, bearing interest at 10.0% per annum, principal and accrued interest payments is due on March 15, 2010, June 15, 2010, September 15, 2010 and December 15, 2010.	151,500	250,000

$1,000,000 secured promissory note payable to an unrelated third party, originating from $1,000,000 in cash received on March 31, 2009, bearing interest at 15% per annum, principal and accrued interest is due at maturity on March 31, 2010, secured by the assets of Bonds.com Holdings, Inc. and a pledge of 4,500,000 shares of common stock of the Company by an entity controlled by John Barry IV, founder and Vice Chair of the Board of Directors.	1,000,000	—

Less: unamortized debt discount	(7,383)	—
Total	1,144,117	300,010
Less: current portion	(1,144,117)	274,077
Long-term portion	$—	$25,933

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

BONDS.COM GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 13 - NOTES PAYABLE – OTHER, CONTINUED

The Company has accounted for the warrants issued in conjunction with the Term Loan Agreement in accordance with the provisions of ASC 470-20, Debt with Conversion and Other Options. Accordingly, the warrants were valued using a Black-Scholes option pricing model with the following assumptions: (i) a risk free interest rate of 1.67%, (ii) a contractual life of 5 years, (iii) an expected volatility of 50%, and (iv) a dividend yield of zero. The relative fair value of the warrants, based on an allocation of the value of the Convertible Notes and the value of the warrants issued in conjunction with the Convertible Notes, was recorded as a debt discount (with a corresponding increase to additional paid-in capital) in the amount of $32,934, and is being amortized to interest expense over the expected term of the Convertible Notes.

On March 5, 2010, the Company repaid the principal balance of the $1,000,000 note payable, along with all accrued interest to the investor.

On March 12, 2010, the Company entered into a Second Amendment to the Promissory Note related to the $250,000 note with the investment firm, where there Company is required to pay the remaining principal balance as of March 12, 2010 ($144,000) along with unpaid consulting fees ($20,000) in installments of $41,000 on March 15, 2010, June 15, 20010, September 15, 2010 and December 15, 2010 along with accrued and unpaid interest at each installment.

Interest expense recognized on third party notes payable for the years ended December 31, 2009 and December 31, 2008 was $135,952 and $29,091, respectively.

NOTE 14 - COMMITMENTS AND CONTINGENCIES

Operating Leases

The Company leases office facilities and equipment and obtains data feeds under long-term operating lease agreements with various expiration dates and renewal options. The following is a schedule of future minimum rental payments required under operating leases as of December 31, 2009:

Year Ending December 31,
2010	$446,151
2011	255,722
2012	238,511
2013	—
2014	—
Total minimum payments required	$940,384

Rent expense for all operating leases for the years ended December 31, 2009 and 2008 was $360,291 and $355,445, respectively.

Capital Leases

The Company leases internet servers under long-term lease agreements that are classified as capital leases. Amortization expense for capital leases is included in depreciation expense (See Note 8). Interest expense under capital leases for the years ended December 31, 2009 and December 31, 2008 was $1,009, and $10,576, respectively.

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

BONDS.COM GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 14 - COMMITMENTS AND CONTINGENCIES, CONTINUED

Other Litigation

The Company, along with John Barry III, one of its directors, commenced an action in the Supreme Court of the State of New York, County of New York, on or about August 15, 2006, against Kestrel Technologies LLC a/k/a Kestrel Technologies, Inc. (“Kestrel”) and Edward L. Bishop III, Kestrel’s President, alleging certain defaults and breaches by Kestrel and Mr. Bishop under agreements with the Company. On March 13, 2008, the Supreme Court of the State of New York granted the Company’s motion for summary judgment with respect to the payment of certain amounts owed under the agreements. On April 1, 2008, a jury sitting in the Supreme Court of the State of New York found Kestrel liable for anticipatory breach of certain of its contractual obligations to the Company under the Master Agreement and awarded the Company $600,000 plus interest.

On May 14, 2008, we entered into a Payment Agreement with Kestrel. Under the terms of the Payment Agreement, Kestrel is required to pay us a total of $826,730 in monthly payments, which would result in our receiving monthly payments of: (i) $300,000 on or before June 1, 2008; (ii) $77,771 on or before the first day of each month from July through December 2008; and (iii) 59,653 on or before the first day of January 1, 2009. In connection with entering into the Payment Agreement, Kestrel waived any rights it may have to appeal the jury verdict and summary judgment. On June 1, 2008, Kestrel breached its obligations under the Payment Agreement by failing to make the $300,000 payment due on or before June 1, 2008. As of the date of this filing, Kestrel has only paid $319,950 to the Company under the Payment Agreement. The Company has sent Kestrel written notices of breach under the Payment Agreement and the Company is currently evaluating its options as a result of Kestrel’s breach of its obligations under the Payment Agreement, including commencing a collection action against Kestrel in satisfaction of the jury verdict and summary judgment awards. Amounts to be collected under the Payment Agreement have been attached as collateral for payment of related legal fees.

On September 2, 2008, a complaint was filed against the Company and its subsidiaries in the Circuit Court of the 15th Circuit in and for Palm Beach County, Florida by William Bass, under an alleged breach of contract arising from the Company’s termination of Mr. Bass’ Employment Agreement with the Company. Mr. Bass sought monetary damages for compensation allegedly due to him and for the future value of forfeited stock options. Additionally, on April 28, 2009, Mr. Bass filed a complaint against the Company and its subsidiaries in the U.S. District Court for the Southern District of Florida based on the same breach of contract claims identified above. In this suit, Mr. Bass also sued the Company and its subsidiaries for violation of federal and state disability laws.

On March 19, 2010, the Company entered into a Settlement Agreement and Release with Mr. Bass that provided for a dismissal of the above lawsuits and a complete waiver by Mr. Bass of any claims against the Company and its subsidiaries, in exchange primarily for the Company’s agreement to (a) pay Mr. Bass $315,000 in 41 monthly installments commencing in March 2010, (b) to pay Mr. Bass up to an additional $100,000 based on the performance of Bonds.com Inc. in 2010 and 2011, and (c) the Company’s issuance to Mr. Bass of an option to purchase 1,500,000 shares of our common stock at an exercise price of $0.375, per share, which is exercisable until January 31, 2017.

On January 12, 2009, the Company learned that Duncan-Williams, Inc. filed a complaint against the Company and its subsidiaries in the United States District Court for the Western District of Tennessee, Western Division, under an alleged breach of contract arising from the Company’s previous relationship with Duncan-Williams, Inc. Mr. Williams sought monetary damages for alleged breach of contract, a declaration of ownership relating to certain intellectual property and an accounting of income earned by the Company. It is the Company’s position that such relationship was in fact terminated by the Company on account of Duncan-William’s breach and bad faith and thus the Company believes it has meritorious defenses to the claims. On February 20, 2009, the Company filed a motion to dismiss the complaint. On October 23, 2009, the court entered an order administratively closing this case. Such order does not affect the substantive and/or procedural rights of the parties to proceed before the court at a later date, or any rights the Company or Duncan Williams, Inc. may have, if any, to seek arbitration.

The Company may be involved in various asserted claims and legal proceedings from time to time.  The Company will provide accruals for these items to the extent that management deems the losses probable and reasonably estimable.  The outcome of any litigation is subject to numerous uncertainties.  The ultimate resolution of these matters could be material to the Company’s results of operations in a future quarter or annual period.

NOTE 15 - STOCKHOLDERS’ EQUITY

Capital Structure

The Company’s Articles of Incorporation originally authorized the issuance of 150,000,000 shares of common stock, $0.0001 par value and 1,000,000 shares of preferred stock, $0.0001 par value.

BONDS.COM GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 15 - STOCKHOLDERS’ EQUITY, CONTINUED

On January 11, 2010, the Company amended its Certificate of Incorporation by filing a Certificate of Designation of Series A Participating Preferred Stock (the “Certificate of Designation”) which authorized and created 200,000 shares of Series A Participating Preferred Stock. The shares of Series A Participating Preferred Stock (the “Series A Preferred) have the following rights, privileges and preferences, among others, as more fully set forth in the Certificate of Designation. Subject to the liquidation preference described below, the Series A Preferred ranks pari passu with the Company’s common stock with respect to dividends and distributions upon liquidation, winding-up and dissolution of the Company and junior to any class or series of capital stock that ranks senior to the Series A Preferred as to dividends or distributions upon liquidation, winding-up and dissolution of the Company that is created in accordance with the consent rights described below. The Company may not declare, pay or set aside any dividends on shares of its common stock unless the holders of the Series A Preferred then outstanding shall first receive, or simultaneously receive, a dividend on each outstanding share of Series A Preferred in an amount at least equal to a rate per share of Series A Preferred determined by multiplying the amount of the dividend payable on each share of common stock by one hundred (100) (subject to appropriate adjustment in the event of any stock split, stock dividend, combination or other similar recapitalization with respect to the Series A Preferred if there is no proportionate action taken with respect to the common stock). In the event of any liquidation, dissolution or winding up of the Company (including certain changes of control that are deemed a liquidation), subject to the rights of any series of preferred stock which may from time to time come into existence, the holders of Series A Preferred shall be entitled to receive, prior and in preference to any distribution of any of the assets of the Company to the holders of common stock or the holders of any series of preferred stock expressly made junior to the Series A Preferred, an amount per share equal to $.01 (subject to appropriate adjustment in the event of any stock split, stock dividend, combination or other similar recapitalization with respect to the Series A Preferred). Thereafter, subject to the rights of any series of preferred stock which may from time to time come into existence, the remaining assets of the Company available for distribution to its stockholders are required to be distributed among the holders of shares of Series A Preferred and common stock, pro rata based on the number of shares held by each such holder, treating for this purpose each such share of Series A Preferred as if it had been converted into one hundred (100) shares of common stock (subject to appropriate adjustment in the event of any stock split, stock dividend, combination or other similar recapitalization with respect to the Series A Preferred if there is no proportionate action taken with respect to the common stock) immediately prior to such liquidation (including a deemed liquidation), dissolution or winding up of the Company. The Series A Preferred is non-voting capital stock of the Company, except as may otherwise be required by applicable law and except that the holders thereof have certain limited approval rights, including.

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

BONDS.COM GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 15 - STOCKHOLDERS’ EQUITY, CONTINUED

From October 19, 2007 to November 2, 2007, the Company sold an aggregate of 8,236,551 shares of common stock and warrants to purchase up to an aggregate of 4,118,569 shares of common stock to 49 accredited investors for cash of $4,350,000 (less $374,896 in offering costs paid to the placement agent) and satisfaction of $600,000 in outstanding indebtedness. The Company also issued warrants to purchase an aggregate of up to 823,695 shares of common stock to designees of the placement agent. All warrants are exercisable at $.66 for a period of five years with the exception of warrants granted to two persons in the shell company, prior to the reverse merger, exercisable for an aggregate of up to 2,406 shares of common stock at an exercise price of $38.40 per share. These warrants expired on December 14, 2009.

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

Our most recent financing activities involve a series of related equity financings that began in August 2009 and were completed in January 2010. These financings commenced on August 28, 2009, when the Company entered into a Unit Purchase Agreement with Fund Holdings, LLC (“Fund Holdings”). This Unit Purchase Agreement (the “Fund Holdings UPA”) provided for a financing of up to $5,000,000 through the sale of up to 5,000 Units. Each Unit consisted of: (a) 2,667 shares of the Company’s common stock; and (b) the right, within three years of the applicable closing date upon which such Unit is purchased, to purchase an additional 9,597 (as equitably adjusted for stock splits, combinations and the like) shares of common stock at $0.375 per share (the “Ordinary Purchase Rights”). Additionally, in connection with this transaction, the Company issued Fund Holdings the unvested right to purchase up to 26,893,580 (as equitably adjusted for stock splits, combinations and the like) shares of common stock at $0.375 per share (the “Additional Purchase Rights”). The Additional Purchase Rights will vest in the future only to the extent and in such amount as is equal to the number of shares of common stock, up to 26,893,580, that the Company actually issues in the future on account of convertible notes, warrants and options in existence as of the initial closing of this transaction. The Ordinary Purchase Rights are exercisable by the purchaser generally at any time within three years of the date of the closing in which the applicable Unit was purchased. The Additional Purchase Rights are exercisable by the purchaser at any time within three years of the date that the applicable Additional Purchase Rights vest. In addition, pursuant to the Fund Holdings UPA, the Company issued Fund Holdings an additional right (the “Special Purchase Rights”) to purchase 1,000,000 (as equitably adjusted for stock splits, combinations and the like) shares of common stock at $0.375 per share. Fund Holdings has the right to exercise the Special Purchase Rights at any time during the three year period following the initial closing under the Unit Purchase Agreement.

BONDS.COM GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 15 - STOCKHOLDERS’ EQUITY, CONTINUED

On December 31, 2009, the Company and Fund Holdings consummated the final closing under the Fund Holdings UPA, with Fund Holdings investing an aggregate of $3.7 million in connection with all closings (before deduction of fees and expenses payable or reimbursable by the Company pursuant to the Fund Holdings Purchase Agreement) for the purchase of 3,690 Units consisting of an aggregate of 9,841,230 shares of Common Stock and 37,767,000 Ordinary Purchase Rights.

In connection with the final closing under the Fund Holdings UPA, on December 31, 2009, the Company entered into a Unit Purchase Agreement (the “LVPIII UPA”) with Laidlaw Venture Partners III, LLC (“Laidlaw Venture Partners III”). Pursuant to the LVPIII UPA and at closings that occurred on December 31, 2009 and January 13, 2010, Laidlaw Venture Partners III invested $2,000,000 (before deduction of fees and expenses payable or reimbursable by the Company pursuant to the LVPIII UPA) and purchased 2,000 of Units of the Company, with each Unit consisting of 2,667 shares of the Company’s common stock and rights to purchase 7,200 additional shares the Company’s common stock (the “Laidlaw Ordinary Purchase Rights”). The Laidlaw Ordinary Purchase Rights are exercisable for a period of three years from the date of issuance at an exercise price of $0.375 per share.

Additionally, on January 11, 2010, the Company entered into a Unit Purchase Agreement (the “UBS UPA”) with UBS Americas Inc. (“UBS”). Pursuant to the UBS UPA, the Company issued and sold to UBS 1,760 Units, with each unit consisting of 26.67 shares of our Series A Participating Preferred Stock and rights to purchase 72 shares of Series A Preferred (“Preferred Stock Purchase Rights”). UBS paid an aggregate purchase price of $1,760,000 (before deduction of transaction fees and expenses) for such Units. Each Preferred Stock Purchase Right gives UBS the right to purchase 72 shares of Series A Preferred at a purchase price of $37.50 per share (payable in cash or by net exercise). In the event the Company issues shares of its common stock at a price per share less than $0.375, the exercise price of the Preferred Stock Purchase Rights shall be decreased to a purchase price equal to such lower price per share of common stock multiplied by 100 (subject to certain exceptions). The Preferred Stock Purchase Rights must be exercised on or before January 11, 2013.

All Ordinary Purchase Rights, Laidlaw Ordinary Purchase Rights, Special Purchase Rights, Additional Purchase Rights and Preferred Stock Purchase Rights have the right to be exercised through a “cashless exercise” feature in which the right to purchase shares representing the in-the-money value, if any, of the purchase right is surrendered to the Company in satisfaction of the exercise price and a net number of shares are issued to the holder. Additionally, the foregoing purchase rights associated include provisions that protects the purchasers from certain declines in the Company’s stock price (or “down-round” provisions). Down-round provisions reduce the exercise price of the warrants if the Company either issues equity shares for a price that is lower than the exercise price of those instruments or issues new convertible instruments that have a lower exercise price. Due to the down-round provision and in accordance with the Contracts in Entity’s Own Equity Topic of FASB ASC 815-40-15, all warrants issued are recognized as liabilities at their respective fair values on each reporting date. The fair values of these securities were estimated using a Black-Scholes valuation model.

NOTE 16 - EARNINGS (LOSS) PER SHARE

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

The calculation of diluted earnings (loss) per share at December 31, 2009 does not include options to acquire 12,360,732 shares or warrants to acquire 103,617,249 shares of common stock, or 8,041,701 shares issuable upon promissory note conversion, as their inclusion would have been anti-dilutive. The calculation of diluted earnings (loss) per share at December 31, 2008 does not include options to acquire 650,732 shares or warrants to acquire 6,204,411 shares of common stock, or 6,175,033 shares issuable upon promissory note conversion, as their inclusion would have been anti-dilutive.

NOTE 17 - NET CAPITAL AND RESERVE REQUIREMENTS

Bonds.com Inc., the broker dealer subsidiary of the Company, is subject to the requirements of the securities exchanges of which they are members as well as the Securities and Exchange Commission Uniform Net Capital Rule 15c3-1, which requires the maintenance of minimum net capital. The Company claims an exemption from Rule 15c3-3 under Paragraph (k)(2)(ii) of the Rule as all customer transactions are cleared through other broker-dealers on a fully disclosed basis. Bonds.com, Inc. is also required to maintain a ratio of aggregate indebtedness to net capital that shall not exceed 15 to 1.

Net capital positions of the Company’s broker dealer subsidiary were as follows at December 31, 2009 and 2008:

BONDS.COM GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 17 - NET CAPITAL AND RESERVE REQUIREMENTS, CONTINUED

	2009	2009
Ratio of aggregate indebtedness to net capital	0.52 to 1	-1.16 to 1%
Net capital	$1,031,269	$(2,174,472)
Required net capital	$100,000	$168,879

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

NOTE 18 - SHARE-BASED COMPENSATION

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

As of December 31, 2009 and 2008, 996,921 and 1,243,418 shares, respectively, remained reserved for future issuances under the Plan.

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

On April 17, 2009, the Company issued non-statutory stock options to various employees, granting the right to acquire up to 1,005,000 shares of stock at an exercise price of $0.33 per share. An additional 30,000 options were issued to various employees during the third quarter of 2009. The shares subject to the options vest one-third on the one year anniversary of the employees start date and then one-forty-eighth each month thereafter.

BONDS.COM GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 18 - SHARE-BASED COMPENSATION, CONTINUED

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

The following table summarizes the assumptions the Company utilized to record compensation expense for options awarded during the years ended December 31, 2009 and 2008:

	December 31, 2009	December 31, 2008
Expected volatility	50%		*
Expected dividends	0		*
Expected term (years)	5 -10		*
Risk-free rate	2.98% - 3.47%		*

●	There were no options granted during the year ended December 31, 2008

BONDS.COM GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 18 - SHARE-BASED COMPENSATION, CONTINUED

A summary of option activity under the Plan as of December 31, 2009 and changes during the year then ended is presented below:

	No. of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value

Outstanding at January 1, 2009	650,732	$0.57	6.42	$—

Granted	11,710,000	0.38	9.38	—

Exercised	—	—	—	—

Expired	—	—	—	—

Forfeited	(223,828)	(0.33)	—	—

Outstanding at December 31, 2009	12,136,904	$0.38	9.17	—

Exercisable at December 31, 2009	5,696,042	$0.39	8.94	—

The weighted-average grant date fair value of options granted during the year ended December 31, 2009 and 2008 was $0.38 and $0, respectively. The compensation expense recognized under the Plan for the year ended December 31, 2009 and 2008 was $1,499,879 and $90,358, respectively. As of December 31, 2009 and 2008, there was $1,942,850 and $37,136, respectively, of total unrecognized compensation cost related to non-vested share-based compensation arrangements granted under the Plan. That cost is expected to be recognized over the vesting period.

NOTE 19 - INCOME TAXES

The components of the benefit (provision) for income taxes from continuing operations are as follows for the years ended December 31, 2009 and 2008:

	2009	2008
Current benefit (provision): federal	$—	$—
Current benefit (provision): state	—	—
Total current provision	—	—

Deferred provision: federal	251,985	(244,010)
Deferred provision: state	26,903	(26,052)
Total deferred provision	278,888	(270,062)

Total provision (benefit) for income taxes from continuing operations	$278,888	$(270,062)

BONDS.COM GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 19 - INCOME TAXES, CONTINUED

Significant items making up the deferred tax assets and deferred tax liabilities are as follows at December 31, 2009 and 2008:

	2009	2008
Deferred Tax Assets:
Accrued Expenses	$71,463	$11,045
Accrued Litigation Expense	178,743	—
Equity Based Compensation	648,320	83,916
Intangible Asset Amortization	—	17,779
Fixed Assets	9,225	—
Derivative Liability	1,327,356	—
Charitable Contributions Carryforward	1,375	—
Net Operating Loss Carryforward	5,394,558	3,959,434
Total Deferred Tax Assets	$7,631,040	$4,072,174

Deferred Tax Liabilities
Fixed Asset Depreciation	$—	$(17,926)
Intangible Assets	(10,641)
Debt Discount Related to Beneficial Conversion Feature	(163,411)	(238,451)
Total Deferred Tax Liabilities	$(174,052)	$(256,377)
Total Deferred Taxes	7,456,988	3,815,797
Less: valuation allowance	(6,129,632)	(3,815,797)
Net deferred tax assets	$1,327,356	$—

A valuation allowance is established if it is more likely than not that all or a portion of the deferred tax asset will not be realized. Accordingly, a valuation allowance was established for all periods presented for the full amount of the deferred tax asset due to the uncertainty of realization. Management believes that based upon its projection of future taxable operating income for the foreseeable future, it is more likely than not that the Company will not be able to realize the benefit of the deferred tax asset at December 31, 2009. The net change in the valuation allowance during year ended December 31, 2009, was an increase of $2,313,835.

The amounts and corresponding expiration dates of the Company’s unused net operating loss carry forwards are shown in the following table at December 31, 2009:

Year	Federal	Florida
2025	$62,233	$62,233
2026	1,507,064	1,507,064
2027	4,163,262	4,163,262
2028	4,693,317	4,693,317
2029	3,909,920	3,909,920
	$14,335,796	$14,335,796

The Company’s effective income tax (benefit) rate for continuing operations differs from the statutory federal income tax benefit rate as follows:

	December 31,
	2009	2008
Federal tax benefit (provision) rate	34.0%	34.0%
State tax benefit (provision) rate	3.6%	3.6%
Other Reconciling Differences	(.2)%	(6.2)%
Change in valuation allowance	(52.4)%	—%
Cummulative Change in Accounting Principal	8.6%	—%
Tax Benefit	(6.4)%	5.5%

BONDS.COM GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 19 - INCOME TAXES, CONTINUED

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

NOTE 20 - RELATED PARTIES TRANSACTIONS

The Company has entered into a Revenue Sharing Agreement with Radnor Research and Trading Company, LLC (“Radnor”).  In turn, Radnor has entered into an agreement with Edwin L. Knetzger, III, who is co-chairman of the Company’s Board of Directors, pursuant to which Radnor will pay Mr. Knetzger a percentage of the proceeds received by Radnor from the Company under the Revenue Sharing Agreement.  George O’Krepkie, the Company’s Head of Credit Sales, has a similar arrangement with Radnor.

See notes 11 and 12 with respect to Notes Payable, Related Parties and Convertible Notes Payable, Related Parties

NOTE 21 - CONCENTRATIONS

In 2009, one of our clients represented 19% of our total gross revenue.  The loss of that client could have a material adverse effect on our business.

NOTE 22 - SUBSEQUENT EVENTS

Changes in Our Senior Management and Board of Directors

On February 26, 2010, John J. Barry, IV, resigned from his positions as our Chief Executive Officer and President and was appointed as our Vice-Chairman and Chief Strategic Officer. In connection with Mr. Barry’s transition to these new positions, Michael Sanderson, formerly our Chief Operating Officer for our New York, New York office and our BondStation Pro line of business, was appointed as our Chief Executive Officer, effective February 26, 2010.

In connection with Mr. Barry’s resignation, the Company entered into a letter agreement (“the Letter Agreement”) with Mr. Barry which terminates his employment agreement dated July 7, 2009. The Company has issued John J. Barry, IV an employee incentive stock option to purchase 6,000,000 shares of our Common Stock at an exercise price of $0.375 per share. On issuance, the option will be immediately vested. A new employment agreement is currently being negotiated.

On February 26, 2010, our Board of Directors was expanded to six members and Jeffrey M. Chertoff was appointed as our sixth director. On March 25, 2010, Jeffrey M. Chertoff was appointed as the Chief Financial Officer of the Company. He will remain as a member of the Board of Director.

Notes Payable, Nonrelated Parties

On March 19, 2010, the Company repaid the principal balance of the $1,000,000 indebtedness to MBRO Capital, LLC, along with all accrued interest.

Litigation Matters

On March 19, 2010, the Company entered into a Settlement Agreement with William Bass that provided for a dismissal of the lawsuits filed by Mr. Bass in Circuit Court of the 15th Circuit of and for Palm Beach County, Florida and the U.S. District Court for the Southern District of Florida and a complete waiver by Mr. Bass of any claims against the Company and its subsidiaries, in exchange primarily for the Company’s agreement to (a) pay Mr. Bass $315,000 in 41 monthly installments commencing in March 2010, (b) to pay Mr. Bass up to an additional $100,000 based on the performance of Bonds.com Inc. in 2010 and 2011, and (c) the Company’s issuance to Mr. Bass of an option to purchase 1,500,000 shares of our common stock at an exercise price of $0.375 per share, which is exercisable until January 31, 2017.

Stockholders Equity

On December 31, 2009, our Board unanimously adopted resolutions approving an amendment to our Certificate of Incorporation to increase the number of shares of common stock the Company is authorized to issue from 150,000,000 to 300,000,000 (collectively, the “Charter Amendment”). On the same date, holders of a majority of the shares of our common stock acted by written consent in lieu of a special meeting of stockholders to approve the Charter Amendment. Pursuant to Rule 14c-2 under the Securities Exchange Act of 1934, as amended, the Charter Amendment and related increase in our authorized shares of common stock will not be effective until at least twenty calendar days after the mailing of a definitive Information Statement to our stockholders. On March 11, 2010, we filed the definitive Information Statement Securities and Exchange Commission and mailed it to our stockholders. On March 31, 2010, the Charter Amendment was filed with the Secretary of State of the State of Delaware and such Charter Amendment and the increase in our authorized shares of common stock from 150,000,000 to 300,000,000 became effective.