Form 10-Q
period 2010-03-31
Bonds.com Group, Inc.
filed 2010-05-17
CIK 1179090

FORM 10-Q

U.S. SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

☒  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2010

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

APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 76,593,154 shares of common stock, par value $.0001 per share, outstanding as of May 14, 2010.

BONDS.COM GROUP, INC.

- INDEX -

Index

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

Statements made in this Form 10-Q (the “Quarterly Report”) that are not historical or current facts are “forward-looking statements” made pursuant to the safe harbor provisions of Section 27A of the Securities Act of 1933, as amended (the “Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). These statements often can be identified by the use of terms such as “may”, “will”, “expect”, “believe”, “anticipate”, “estimate”, “approximate”, “plan”, “could”, “should” or “continue”, or the negative thereof. Bonds.com Group, Inc. (the “Company”) intends that such forward-looking statements be subject to the safe harbors for such statements. The Company wishes to caution readers not to place undue reliance on any such forward-looking statements, which speak only as of the date made. Any forward-looking statements represent management's best judgment as to what may occur in the future. However, forward-looking statements are subject to risks, uncertainties and important factors beyond the control of the Company that could cause actual results and events to differ materially from historical results of operations and events and those expressed or implied by the forward-looking statements. These factors include our limited operating experience, risks related to our technology, regulatory risks, adverse economic conditions, entry of new and stronger competitors, inadequate liquidity and capital resources, unexpected costs and other risks and uncertainties disclosed in this report and our most recent Annual Report on Form 10-K filed with the Securities and Exchange Commission.

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

Index

PART I – FINANCIAL INFORMATION

Item 1.  Financial Statements.

Bonds.com Group, Inc.
Condensed Consolidated Balance Sheet

	March 31, 2010	December 31, 2009
	(unaudited)	(audited)

Assets

Currents assets
Cash and cash equivalents	$1,176,704	$2,672,230
Investment securities	2,559	9,547
Deposits with clearing organizations	1,250,226	1,311,220
Prepaid expenses and other assets	252,454	214,845
Total current assets	2,681,943	4,207,842

Property and equipment, net	147,457	163,554
Intangible assets, net	984,502	1,027,224
Other assets	166,983	166,983
Deferred tax asset	2,179,326	1,441,540
Total assets	$6,160,211	$7,007,143

Liabilities and Stockholders' Deficit

Current liabilities
Accounts payable and accrued expenses	$2,207,153	$2,665,168
Notes payable, related parties	550,000	550,000
Notes payable, other, net of debt discount	123,000	1,144,117
Convertible notes payable, related parties, net of debt discounts	1,592,418	1,508,859
Convertible notes payable, other, net of debt discounts	631,517	592,716
Deferred tax liability	114,183	114,183
Liability under derivative financial instruments	7,839,471	3,527,393
Total current liabilities	13,057,742	10,102,436

Long-term liabilities
Convertible notes payable, other, net of debt discount	497,731	479,803
Deferred rent	43,562	44,248
Total liabilities	13,599,035	10,626,487

Commitments and contingencies

Stockholders' Deficit
Preferred stock $.0001 par value; 1,000,000 authorized;
46,939 and 0 issued and outstanding, respectively	5	-
Common stock $0.0001 par value; 300,000,000 authorized;
76,593,154 and 74,727,257 issued and outstanding, respectively	7,659	7,472
Additional paid-in capital	15,212,592	12,453,689
Accumulated deficit	(22,659,080)	(16,080,505)

Total stockholders' deficit	(7,438,824)	(3,619,344)

Total liabilities and stockholders' deficit	$6,160,211	$7,007,143

The accompanying notes are an integral part of these condensed consolidated financial statements.

Index

Bonds.com Group, Inc.
Condensed Consolidated Statements of Operations

	Three Months Ended March 31,
	2010	2009
	(unaudited)	(unaudited)

Revenue	$634,151	$941,303

Cost of sales	79,327	16,391

Gross Margin	554,824	924,912

Operating expenses
Payroll and related costs	2,878,978	774,030
Technology and communications	650,326	323,582
Software and support	29,529	29,175
Rent and occupancy	141,588	90,036
Legal, accounting, and other professional fees	412,016	108,223
Marketing and advertising	115,237	27,362
Other operating expenses	118,930	94,946
Depreciation	23,698	40,181
Amortization	42,722	49,803
Total operating expenses	4,413,024	1,537,338

Loss from operations	(3,858,200)	(612,426)

Other income (expense)
Interest income	9	4,439
Interest expense	(368,938)	(206,643)
Unrealized (loss) gain on derivative financial
instruments and investment securities	(2,351,446)	1,171,876
Other income	-	318
Total other (expense) income	(2,720,375)	969,990

(Loss) Income before income tax benefit	$(6,578,575)	$357,564

Income tax (expense) benefit	-	-

Net (loss) income applicable to common stockholders	$(6,578,575)	$357,564

Net (loss) earnings per common share - basic and diluted	$(.09)	$.01

Weighted average shares outstanding - basic and diluted	75,483,700	61,216,590

The accompanying notes are an integral part of these condensed consolidated financial statements.

Index

Bonds.com Group, Inc.
Condensed Consolidated Statement of Changes in Stockholders’ Equity

					Additional		Total
	Preferred Stock		Common Stock		Paid-In	Accumulated	Stockholders'
	Shares	Amount	Shares	Amount	Capital	Deficit	Equity (Deficit)

Balances at January 1, 2009	-	-	61,216,590	6,121	8,986,505	(10,607,601)	(1,614,975)

Cumulative Effect of Change in Accounting Principle, net of taxes	-	-	-	-	(235,433)	(775,955)	(1,011,388)

Fair value of common stock warrants issued in conjunction with convertible promissory notes, net of applicable deferred taxes	-	-	-	-	38,748	-	38,748

Issuance of common stock for consulting services	-	-	175,667	17	63,357	-	63,374

Recognition of compensation expense on date of grant relating to stock options	-	-	-	-	1,057,101	-	1,057,101

Beneficial conversion feature associated with convertible promissory notes, net of applicable deferred taxes	-	-	-	-	32,934	-	32,934

Amortization of deferred compensation	-	-	-	-	442,777	-	442,777
						-
Issuance of common stock from purchase agreement, net of issuance costs	-	-	13,335,000	1,334	4,729,977	-	4,731,311

Fair value of common stock warrants issued in conjunction with purchase agreement, net of applicable deferred taxes	-	-	-	-	(2,662,277)	-	(2,662,277)

Net loss	-	-	-	-	-	(4,696,949)	(4,696,949)

Balances at December 31, 2009	-	$-	74,727,257	$7,472	$12,453,689	$(16,080,505)	$(3,619,344)

Issuance of preferred series "A" shares from purchase agreement, net of issuance costs	46,939	5	-	-	1,541,995	-	1,542,000

Issuance of common stock from purchase agreement, net of issuance costs	-	-	1,840,230	184	655,316	-	655,500

Issuance of common stock for consulting services	-	-	25,667	3	9,622	-	9,625

Recognition of option grant relating to litigation settlement	-	-	-	-	174,093	-	174,093

Recognition of compensation expense on date of grant relating to stock options	-	-	-	-	888,700	-	888,700

Amortization of deferred compensation	-	-	-	-	670,476	-	670,476
						-
Fair value of common stock warrants issued in conjunction with purchase agreement, net of applicable deferred taxes	-	-	-	-	(1,222,846)	-	(1,222,846)

Fair value of common stock warrants issued in conjunction with financing agreement	-	-	-	-	41,547	-	41,547

Net loss	-	-	-	-	-	(6,578,575)	(6,578,575)

Balances at March 31, 2010 (unaudited)	46,939	$5	76,593,154	$7,659	$15,212,592	$(22,659,080)	$(7,438,824)

The accompanying notes are an integral part of these condensed consolidated financial statements.

Index

Bonds.com Group, Inc.
Condensed Consolidated Statements of Cash Flows

	Three Months Ended March 31,
	2010	2009
	(unaudited)	(unaudited)

Cash Flows From Operating Activities
Net (loss) income	$(6,578,575)	$357,564
Adjustments to reconcile net loss to net cash used in
operating activities:
Income taxes	-	-
Depreciation	23,698	40,181
Amortization	42,722	49,803
Share-based compensation	1,559,176	6,189
Other share-based compensation	183,718	-
Unrealized loss (gain) on derivative financial instruments	2,351,446	(1,171,876)
Amortization of debt discount	147,671	116,268
Changes in operating assets and liabilities:
Accrued interest receivable	-	2,158
Deposit with clearing organization	60,994	(788,154)
Prepaid expenses and other assets	(37,609)	(116,222)
Accounts payable and accrued expenses	(458,015)	564,557
Deferred rent	(686)	1,888

Net cash used in operating activities	(2,705,460)	(937,644)

Cash Flows From Investing Activities
Purchases of property and equipment	(7,601)	-
Purchase of intangible assets	-	(54,798)
Proceeds from sale of investment securities	6,988	-
Cash received upon maturity of certificates of deposit	-	72,000

Net cash (used in) provided by investing activities	(613)	17,202

Cash Flows From Financing Activities
Proceeds received from issuance of common stock	655,500	-
Proceeds received from issuance of preferred stock	1,542,000	-
Proceeds from convertible notes payable	-	125,000
Proceeds from notes payable	20,000	1,000,000
Repayments of notes payable	(1,006,953)	(50,010)
Principal payments on obligations under capital leases	-	(14,092)

Net cash provided by financing activities	1,210,547	1,060,898

Net decrease in cash	(1,495,526)	140,456

Cash and cash equivalents, beginning of period	2,672,230	214,624

Cash and cash equivalents, end of period	$1,176,704	$355,080

Supplemental Disclosure of Cash Flow Information
Cash paid for interest	$264,263	$718
Debt discount on convertible notes payable	$140,288	$7,334
Debt discount on warrants issued with notes payable	$7,383	$37,657
Common stock and options issued in connection with services
rendered and a litigation settlement	$183,718	$-
Cancellation of unvested share-based compensation awards	$22,533	$-

The accompanying notes are an integral part of these condensed consolidated financial statements.

Index

Bonds.com Group, Inc.
Notes to Condensed Consolidated Financial Statements

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

These results have been determined on the basis of Generally Accepted Accounting Principles (“GAAP”) and practices applied consistently with those used in the preparation of the Company's consolidated financial statements for the year ended December 31, 2009.  Operating results for the three months ended March 31, 2010 are not necessarily indicative of the results that may be expected for the year ending December 31, 2010.

The Company recommends that the accompanying condensed consolidated financial statements for the interim period be read in conjunction with the Company's consolidated financial statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2009 as filed on April 1, 2010.

Description of Business

Bonds.com Holdings, Inc. was incorporated in the State of Delaware on October 18, 2005 under the name Bonds Financial, Inc. On June 14, 2007, an amendment was filed thereby changing the name from Bonds Financial, Inc. to Bonds.com Holdings, Inc. On October 4, 2007, Bonds.com Holdings, Inc. acquired Pedestal Capital Markets, Inc., an existing Financial Industry Regulatory Authority (“FINRA”) registered broker-dealer, which was subsequently renamed Bonds.com, Inc.  Bonds.com, Inc. offers corporate bonds, municipal bonds, agency bonds, certificates of deposit, and U.S. Treasuries to potential customers via Bonds.com Holdings, Inc.’s software and websites, www.bondstation.com and bondstationpro.com.

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

Index

beginning after December 15, 2008, and interim periods within those fiscal years, to be applied to outstanding instruments as of the effective date.

The Company’s Secured Convertible Notes contain terms in which the conversion rate is reduced to match the share price in a future sale of securities for a per share amount less than the conversion rate. Under the consensus reached in ASC 815-40-15, the conversion option is not considered indexed to the Company’s own stock because the conversion rate can be affected by future equity offerings undertaken by the Company at the then-current market price of the related shares. Upon adoption of ASC 815-40-15 on January 1, 2009, the Company decreased additional paid-in capital by $235,433, increased accumulated deficit by $775,955, and recorded a derivative financial instrument liability in the amount of $1,161,696.

Principles of Consolidation

The accompanying condensed consolidated financial statements include the accounts of Bonds.com Group, Inc., Bonds.com Holdings, Inc., Bonds.com, Inc., and Bonds.com, LLC. These entities are collectively referred to as the “Company”.

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

Property and Equipment

Property and equipment are stated at cost less accumulated depreciation. Depreciation is provided for on a straight-line basis over the estimated useful lives of the assets.  Leasehold improvements are amortized over the shorter of the estimated useful lives or related lease terms. The Company periodically reviews property and equipment to determine that the carrying values are not impaired.

Intangible Assets

Intangible assets are initially recorded at cost, which is considered to be fair value at the time of purchase. Amortization is provided for on a straight-line basis over the estimated useful lives of the assets. The Company’s domain name (www.bonds.com) is presumed to have an indeterminate life and is not subject to amortization. The

Index

Company evaluates the recoverability of intangible assets periodically and takes into account events or circumstances that warrant revised estimates of useful lives or that indicate that impairment exists. No impairments of intangible assets have been identified during any of the periods presented.

Impairment of Long-Lived Assets

The Company reviews its long-lived assets for impairment whenever events or changes indicate that the carrying amount of an asset or group of assets may not be recoverable. For purposes of evaluating the recoverability of long-lived assets, the recoverability test is performed using undiscounted net cash flows related to the long-lived assets.  There were no impairment losses recorded during the three months ended March 31, 2010.

Income Taxes

Current income taxes are based on the year’s taxable income for federal and state income tax reporting purposes. Deferred income taxes are provided on a liability basis whereby deferred tax assets are recognized for deductible temporary differences and operating loss carryforwards and deferred tax liabilities are recognized for taxable temporary differences. Temporary differences are the differences between the reported amounts of assets and liabilities and their tax basis. Deferred tax assets are reduced by a valuation allowance when, in the opinion of management, it is more likely than not that some portion or all of the deferred tax assets will not be realized. Deferred tax assets and liabilities are adjusted for the effects of changes in tax law and rates on the date of enactment.

Marketing and Advertising Costs

Marketing and advertising costs are expensed as incurred. Marketing and advertising expenses for the three months ended March 31, 2010 and 2009, were $115,237 and $27,362, respectively.

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

Share-Based Compensation

The Company accounts for its share-based awards associated with share-based compensation arrangements with employees and directors in accordance with FASB ASC 718.  Equity-based awards granted by the Company are recorded as compensation.  These costs are measured at the grant date (based upon an estimate of the fair value of the compensation granted) and recorded to expense over the requisite service period, which generally is the vesting period.  Fair value of share-based compensation arrangements are estimated using the Black-Scholes option pricing model.

Reclassification

Certain amounts in prior periods have been reclassified for comparative purposes.

Recently Issued Accounting Standards

In January 2010, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Codification (“ASU”) No. 2010-06, Improving Disclosures about Fair Value Measurements (“ASU 2010-06”). ASU 2010-06 amends the Fair Value Measurements and Disclosures Topic to require additional disclosures regarding fair value measurements. The amended guidance requires entities to disclose additional information regarding assets and liabilities that are transferred between levels of the fair value hierarchy. Entities are also required to disclose information in the Level 3 rollforward about purchases, sales, issuances and settlements on a gross basis. In addition to these new disclosure requirements, ASU 2010-06 clarifies existing guidance pertaining to the level of

Index

disaggregation at which fair value disclosures should be made and the requirements to disclose information about the valuation techniques and inputs used in estimating Level 2 and Level 3 fair value measurements. The guidance in ASU 2010-06 is effective for interim and annual reporting periods beginning after December 15, 2009, except for the requirement to separately disclose purchases, sales, issuances and settlements in the Level 3 rollforward, which becomes effective for fiscal years (and for interim periods within those fiscal years) beginning after December 15, 2010. The Company’s adoption of ASU 2010-06, effective January 1, 2010, did not have a material impact on its consolidated financial position, results of operations or cash flows during the three months ended March 31, 2010. The Company does not expect the deferred portion of the adoption of ASU 2010-06 to have a material impact on its consolidated financial statements.

3.	Going Concern

Since its inception, the Company has generated no significant revenues and has incurred a cumulative net loss of $22,659,080.  As of March 31, 2010, the Company has a working capital deficit of $10,375,799, including approximately $700,000 of outstanding notes payable and $2,400,000 of outstanding convertible notes payable due within the next twelve months.  Management commenced operations in December of 2007 utilizing additional capital raised throughout the years ended December 31, 2009, 2008 and 2007.  Operations during the year ended December 31, 2009 and the three months ended March 31, 2010 have also been funded using proceeds received from the issuance of convertible notes to related and unrelated parties, secured promissory notes to related and unrelated parties and the issuance of common stock.  If the Company does not obtain additional capital in the near term, its ability to continue to implement its business plan may be limited.  These conditions raise substantial doubt about the Company’s ability to continue as a going concern.

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

•
Level 2 – Valuations for assets and liabilities traded in less active dealer or broker markets such as quoted prices for similar assets or liabilities or quoted prices in markets that are not active.  Level 2 includes U.S. Treasury, U.S. government and agency debt securities, and mortgage-backed securities.  Valuations are usually obtained from third party pricing services for identical or comparable assets or liabilities.

•
Level 3 – Valuations for assets and liabilities that are derived from other valuation methodologies, such as option pricing models, discounted cash flow models and similar techniques, and not based on market exchange, dealer, or broker traded transactions.  Level 3 valuations incorporate certain assumptions and projections in determining the fair value assigned to such assets or liabilities.

The availability of observable inputs can vary from instrument to instrument and, in certain cases, the inputs used to measure fair value may fall into different levels of the fair value hierarchy. In such cases, an instrument’s level

Index

within the fair value hierarchy is based on the lowest level of input that is significant to the fair value measurement. The Company’s assessment of the significance of a particular input to the fair value measurement of an instrument requires judgment and consideration of factors specific to the instrument.

Recurring Fair Value Measurement Valuation Techniques

The fair value for certain financial instruments is derived using pricing models and other valuation techniques that involve significant management judgment. The price transparency of financial instruments is a key determinant of the degree of judgment involved in determining the fair value of the Company’s financial instruments. Financial instruments for which actively quoted prices or pricing parameters are available will generally have a higher degree of price transparency than financial instruments that are thinly traded or not quoted. In accordance with FASB ASC 820, the criteria used to determine whether the market for a financial instrument is active or inactive is based on the particular asset or liability. For certificates of deposit, the Company’s definition of actively traded was based on market trading statistics, such as historical interest rates. The Company considered the market for other types of financial instruments, including certain derivative financial instruments, to be inactive as of March 31, 2010. As a result, the valuation of these financial instruments included significant management judgment in determining the relevance and reliability of market information available. The Company considered the inactivity of the market to be evidenced by several factors, including limited trading of the Company’s stock since its inception in December of 2007.

Investment Securities

As of March 31, 2010, investment securities include corporate bonds.  These securities are valued utilizing recent market transactions for identical or similar instruments to corroborate pricing service fair value measurements and are generally categorized in Level 2 of the fair value hierarchy.

Derivative Financial Instruments

The Company’s derivative financial instruments consist of conversion options embedded in convertible promissory notes and warrants issued in connection with the sale of common stock and preferred shares that contain “down round” protection to the holders.  These derivatives are valued with pricing models commonly used by the financial services industry using inputs generally observable in the financial services industry. The Company considers these models to involve significant judgment on the part of management, including the inputs utilized in its pricing models.  The majority of the Company’s derivative financial instruments are categorized in Level 3 of the fair value hierarchy. The Company estimates the fair value of derivatives utilizing the Black-Scholes option pricing model, as the derivatives held by the Company are comprised of options to convert outstanding promissory notes payable into shares of the Company’s stock, at the note holder’s option and warrants that contain “down round” protection features.  This model is dependent upon several variables such as the expected option term, expected risk-free interest rate over the expected option term, the expected dividend yield rate over the expected option term and the expected volatility of the Company’s stock price over the expected term. The expected term represents the period of time that the options granted are expected to be outstanding. The risk-free rates are based on U.S. Treasury securities with similar maturities as the expected terms of the options at the date of issuance.  Expected dividend yield is based on historical trends. For the year ended December 31, 2009, the Company estimated the volatility of its common stock based on an average of published volatilities contained in the most recent audited financial statements of other publicly reporting companies in the similar industry to that of the Company.  As discussed in Note 2, during the quarter ended March 31, 2009, the Company ceased classifying itself as a development stage entity, and among other factors, determined that the historical prices of the Company were no longer the best proxy to estimate the Company’s volatility.

Level 3 Assets and Liabilities

Level 3 liabilities include instruments whose value is determined using pricing models and for which the determination of fair value requires significant management judgment or estimation.

Index

Fair values of assets measured on a recurring basis at March 31, 2010 and December 31, 2009 are as follows:

March 31, 2010	Fair Value	Quoted Prices in Active Markets for Identical Assets / Liabilities (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets
Investment securities	$2,559	$-	$2,559	$-
Total assets measured at fair value on a recurring basis	$2,559	$-	$2,559	$-

Liabilities
Derivative financial instruments	$7,839,471	-	-	$7,839,471
Total liabilities measured at fair value on a recurring basis	$7,839,471	$-	$-	$7,839,471

December 31, 2009
Assets
Investment securities	9,547	-	9,547	-
Total assets measured at fair value on a recurring basis	$9,547	$-	$9,547	$-

Liabilities
Derivative financial instruments	$3,527,393	-	-	$3,527,393
Total liabilities measured at fair value on a recurring basis	$3,527,393	$-	$-	$3,527,393

Both observable and unobservable inputs may be used to determine the fair value of positions that the Company has classified within the Level 3 category. As a result, the unrealized gains for liabilities within the Level 3 category presented in the tables below may include changes in fair value that were attributable to both observable and unobservable inputs. The following table presents additional information about Level 3 assets and liabilities measured at fair value on a recurring basis for the three months ended March 31, 2010:

Unrealized Loss
Derivative Financial Instruments

January 1, 2010	$(3,527,393)
Included in Earnings	(2,351,446)
Included in Other Comprehensive Income	-
Total	$(5,878,839)
Purchases, Sales, Other Settlements and Issuances, Net	(1,960,632)
Net Transfers In and/or (Out) of Level 3	-
March 31, 2010	$(7,839,471)

The majority of total unrealized gains were related to Level 3 instruments held at March 31, 2010.

5.	Credit Risk

Financial instruments which potentially subject the Company to concentrations of credit risk consist principally of cash and cash equivalents and investment securities. Management believes the financial risks associated with these financial instruments are not material. The Company places its cash with high credit quality financial institutions. The Company maintains its cash in bank deposit accounts that, at times, may exceed federally insured limits.

Index

6.	Property and Equipment

Property and equipment consisted of the following at March 31, 2010 and December 31, 2009:

	March 31,	December 31,
	2010	2009
Leased property under capital leases	$209,758	$209,758
Computer equipment	216,475	212,690
Furniture and fixtures	46,904	43,088
Office equipment	111,177	111,177
Leasehold improvements	10,372	10,372
Total property and equipment	594,686	587,085
Less: accumulated depreciation and amortization	(447,229)	(423,531)
Property and equipment, net	$147,457	$163,554

Depreciation expense for the three months ended March 31, 2010 and 2009 was $23,698 and $40,181, respectively.

7.	Intangible Assets

Intangible assets consisted of the following at March 31, 2010 and December 31, 2009:

	March 31,	December 31,
	2010	2009
Non-amortizing intangible assets
Domain name (www.bonds.com)	$850,000	$850,000
Broker dealer license	50,000	50,000
	900,000	900,000
Amortizing intangible assets
Software	431,996	431,996
Capitalized website development costs	179,814	179,814
Other	6,529	6,529
Total intangible assets	1,518,339	1,518,339
Less: accumulated amortization	(533,837)	(491,115)
Intangible assets, net	$984,502	$1,027,224

Amortization expense for the three months ended March 31, 2010 and 2009 was $42,722 and $49,803, respectively.

The following is a schedule of estimated future amortization expense of intangible assets as of March 31, 2010:

Year Ending December 31,
2010	58,712
2011	24,728
2012	1,062
2013	-
2014	-
$84,502

Index

8.	Investment in Broker-Dealer

On October 4, 2007, the Company acquired all of the outstanding shares of Pedestal Capital Markets, Inc., an existing FINRA registered broker-dealer entity, in exchange for a cash purchase price of $50,000 plus the existing regulatory capital at the closing date of $61,599. Pedestal was subsequently renamed Bonds.com, Inc. by the Company.

During the three months ended March 31, 2010 and the year ended December 31, 2009, the Company invested an additional $1,000,000 and $500,000 in Bonds.com, Inc., respectively, bringing the total investment to $3,468,609.

9.	Notes Payable, Related Parties

The following is a summary of related party notes payable at March 31, 2010 and December 31, 2009:

	March 31,	December 31,
	2010	2009
$250,000 unsecured promissory note payable to John Barry III, one of the Company's directors, originating from a total of $250,000 in cash received in January and February of 2008, bearing interest at 15% per annum. Amended in January 2010 for principal and accrued interest to be due when either (a) the Company has at least 12 months cash reserve for working capital and regulatory capital requirements, or (b) once John Barry III is no longer a director of the Company. Original maturity was April 15, 2010.	$250,000	$250,000

$300,000 secured promissory note held by the Nadel Receiver, originating from the $400,000 Valhalla Investment Partners Note (the "Valhalla Note"), an investment fund that is a beneficial owner of shares of our common stock and was formerly co-managed by Christopher D. Moody, a former director ("Christopher Moody"). The note bears interest at 9% per annum, principal of $100,000 and accrued interest due on April 1, 2010, July 1, 2010 and October 1, 2010, secured by the Company's Bonds.com domain name.	300,000	300,000
Total	$550,000	$550,000
Less: current portion	(550,000)	(550,000)
Long-term portion	$-	$-

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

On April 30, 2009, the Company amended and restated the Valhalla Note, to, among other things, (1) extend the Maturity Date to October 31, 2009, (2) decrease the amount outstanding under the Valhalla Note to an aggregate of $400,000, and (3) clarify that the holder of the Valhalla Note has a first priority security interest in the domain name “bonds.com”. Additionally, on April 30, 2009, the Company made a cash payment to the holder of the Valhalla Note in the amount of the accumulated but unpaid interest due thereunder as of April 30, 2009.

Index

On November 2, 2009, the Company paid $117,000 pursuant to the Valhalla Note, consisting of $100,000 in principal repayment and $17,000 in accrued interest. On November 13, 2009, the Valhalla Note was amended and restated by the Company and the Nadel Receiver, acting on behalf of Valhalla Investment Partners. The amended and restated Valhalla Note, which is dated as of November 9, 2009 but was entered into on November 13, 2009, has a principal amount of $300,000 (reflecting the $100,000 principal payment on November 2, 2009). Pursuant to the amended and restated Valhalla Note, the principal balance of $300,000 is required to be paid in installments of $100,000 on April 1, 2010, July 1, 2010 and October 1, 2010, along with accrued and unpaid interest at each installment.

Interest expense recognized on related party notes payable for the three months ended March 31, 2010 and 2009 was $16,125 and $18,375, respectively.

10.	Convertible Notes Payable, Related and Non-Related Parties

The following is a summary of related party and non-related party convertible notes payable at March 31, 2010 and December 31, 2009:

	March 31,	December 31,
	2010	2009
Related Parties
$1,236,836 secured convertible promissory note held by the Nadel Receiver, originating from the conversion of $1,236,836 of previously outstanding promissory notes and accrued interest in September of 2008, and $50,000 in cash received in December of 2008, bearing interest at 10% per annum, principal and accrued interest is due at maturity on September 24, 2010.	$1,286,836	$1,286,836

$203,800 secured convertible promissory note payable to Valhalla Investment Partners, an investment fund formerly co-managed by Christopher Moody, originating from the conversion of $203,800 of previously outstanding promissory notes and accrued interest in September of 2008, bearing interest at 10% per annum, principal and accrued interest is due at maturity on September 24, 2010.	203,800	203,800

$250,000 secured convertible promissory note payable to the Neil Moody Revocable Trust, an entity affiliated with Christopher Moody, originating from $250,000 in cash received in October of 2008, bearing interest at 10% per annum, principal and accrued interest is due at maturity on September 24, 2010.	250,000	250,000
Total	1,740,636	1,740,636
Less: unamortized debt discount	(148,218)	(231,777)
Total Related Parties	1,592,418	1,508,859

Non-Related Parties

$1,275,000 in secured convertible promissory notes payable to various individuals, originating from $1,275,000 in cash received during the period from September 22, 2008 through June 30, 2009.	1,275,000	1,275,000
Total	1,275,000	1,275,000
Less: unamortized debt discount	(145,752)	(202,481)
Total Non-Related Parties	1,129,248	1,072,519

Total	2,721,666	2,581,378
Less: current portion	(2,223,935)	(2,101,575)
Long-term portion	$497,731	$479,803

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

Index

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

Under the terms of the Convertible Notes, the entire principal amount of the Convertible Notes is due and payable on September 24, 2010 (the “Maturity Date”); interest accrues at a rate of 10% per annum, with unpaid interest payable, in full, upon the earlier of (1) the conversion of the Convertible Notes or (2) on the Maturity Date. Holders of the Convertible Notes have the right to convert principal and interest due and payable into shares of common stock of the Company at a conversion price equal to the lesser of (1) $0.375 per share, as adjusted for stock splits, and reverse splits, or (2) the price paid for the Company’s common stock in any future sale of the Company’s securities while the Convertible Notes are outstanding, exclusive of certain excluded transactions. The Convertible Notes are secured in general by all of the Company’s assets, pursuant to the terms and conditions of a Security Agreement, dated September 24, 2008, as amended on February 3, 2009.

In connection with the execution of the convertible note and warrant purchase agreements, Moody, Valhalla and the third-party investors were granted warrants to purchase an aggregate of 1,627,114 shares of the Company’s common stock at an exercise price of $0.46875 per share and expiring on September 24, 2013.

On April 30, 2009, the Company amended and restated its Security Agreement with Bonds.com Holdings, Inc., Bonds.com, Inc., and Insight Capital Management, LLC (the “Amended and Restated Security Agreement”), to, among other things: (1) allow it to add the March 2009 Investor (as defined in Note 11) as a secured party; (2) allow it to add additional purchasers of promissory notes of up to an additional $2,100,000 as secured parties; and (3) clarify that Valhalla Investment Partners  has a first priority security interest in the domain name “bonds.com” with respect to the indebtedness owed by the Company under the Valhalla Note (See Note 9), and that the other secured parties have a subordinated security interest in the domain name.

On August 5, 2009, the shares of the Company’s common stock and convertible promissory note formerly held by Christopher Moody and the Christopher D. Moody Revocable Trust were transferred to the Nadel Receiver pursuant to a court order in the matter Securities and Exchange Commission v. Arthur Nadel, Scoop Capital, LLC and Scoop Management, Inc.  According to a Schedule 13D filed with the Securities and Exchange Commission by the Nadel Receiver on August 13, 2009, the Nadel Receiver (directly and through Valhalla Investment Partners) at that time was the beneficial owner of approximately 14.62% of the Company’s common stock (which includes shares that may be acquired upon the exercise of warrants).

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

Index

The Company has accounted for the conversion feature issued in conjunction with the Convertible Notes in accordance with the provisions of FASB ASC 815-40-15. Pursuant to the transition provisions of the ASC 815-40-15, the conversion options were valued at the time of issuance using a Black-Scholes option pricing model with the following assumptions: (i) risk free interest rates ranging from 0.78 % to 2.03%, (ii) a contractual life of 2 years, (iii) expected volatility of 50% and (iv) a dividend yield of zero. The fair value of the options was recorded as a debt discount in the amount of $719,338, and is being amortized to interest expense over the expected term of the Convertible Notes.  In addition, pursuant to the provisions of FASB ASC 815, the conversion option is classified as a derivative liability and was created to offset the debt discount, which is being marked-to-market each reporting period with corresponding changes in the fair value being recorded as unrealized gains or losses on derivative financial instruments in the consolidated statement of operations.

During the three months ended March 31, 2010 and 2009, the Company recognized $140,290 and $116,268, respectively, in interest expense related to the amortization of the debt discount associated with the warrants and the debt discount associated with the beneficial conversion feature.

During the three months ended March 31, 2010 and 2009, the Company also recognized $75,391 and 59,974, respectively, in interest expense on the outstanding related party and non-related party Convertible Notes.

11.	Notes Payable, Other

The following is a summary of outstanding principal due on unrelated third party notes payable at March 31, 2010 and December 31, 2009:

	March 31,	December 31,
	2010	2009

$250,000 note payable to an investment advisory firm for services rendered in relation to the Company's reverse merger transaction, amended on March 12, 2010, bearing interest at 10.0% per annum, principal and accrued interest payments is due on June 15, 2010, September 15, 2010 and December 15, 2010.	123,000	151,500

$1,000,000 secured promissory note payable to an unrelated third party, originating from $1,000,000 in cash received on March 31, 2009, bearing interest at 15% per annum, principal and accrued interest is due at maturity on March 31, 2010, secured by the assets of Bonds.com Holdings, Inc. and a pledge of 4,500,000 shares of common stock of the Company by an entity controlled by John Barry IV, founder and director.	-	1,000,000

Less: unamortized debt discount	-	(7,383)
Total	123,000	1,144,117
Less: current portion	(123,000)	(1,144,117)
Long-term portion	$-	$-

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

Index

On March 12, 2010, the Company entered into a second amendment to the note payable to the investment advisory firm, pursuant to which the Company is required to repay the remaining principal balance as of March 12, 2010 ($144,000) along with unpaid consulting fees ($20,000) in installments of $41,000 on March 15, 2010, June 15, 2010, September 15, 2010 and December 15, 2010, along with accrued and unpaid interest at each installment.

On March 31, 2009, the Company entered into a Commercial Term Loan Agreement (the “Term Loan Agreement”) with an unrelated third party investor (the “March 2009 Investor”).  Pursuant to the terms and conditions of the Term Loan Agreement, the Company raised gross proceeds of $1,000,000 in exchange for the issuance to such investor of a promissory note in the principal amount of $1,000,000 (the “March 2009 Note”) and a warrant to purchase 1,070,000 shares of the Company’s common stock at an initial exercise price of $0.375 per share, subject to adjustment (the “March 2009 Warrant”).  The Term Loan Agreement contains provisions customary for a financing of this type, including customary representations and warranties by the Company to the investor.

The March 2009 Note accrues interest at the rate of 15% per annum and has a maturity date of March 31, 2010.  Accrued and unpaid interest is due in a single payment on the maturity date.  The March 2009 Note contains customary events of default, including the right of the holder to accelerate the maturity date and payment of principal and interest in the event of the occurrence of any such event.  The March 2009 Note is guaranteed by the Company’s subsidiary Bonds.com Holdings, Inc. pursuant to a Guaranty Agreement. Additionally, Siesta Capital LLC, an entity owned and controlled by John Barry IV, the Company’s founder and one of the Company’s directors, secured the Note by pledging 4,500,000 shares of the Company’s common stock.  On March 19, the Company repaid the principal balance of the $1,000,000 note payable, along with all accrued interest to the investor.

The March 2009 Warrant is exercisable at any time through and until March 31, 2014 for 1,070,000 shares of the Company’s common stock at an initial exercise price of $0.375 per share.  However, in the event  of default (failure to pay any principal or interest under the March 2009 Note when due), the exercise price of the March 2009 Warrant will be reset to an amount equal to $0.0001 per share.

The Company has accounted for the March 2009 warrant in accordance with the provisions of ASC 470-20, Debt with Conversion and Other Options.  Accordingly, the March 2009 warrant was valued using a Black-Scholes option pricing model with the following assumptions: (i) a risk free interest rate of 1.67%, (ii) a contractual life of 5 years, (iii) an expected volatility of 50%, and (iv) a dividend yield of zero. The relative fair value of the March 2009 warrants, based on an allocation of the value of the notes and the value of the warrants issued in conjunction with the notes, was recorded as a debt discount (with a corresponding increase to additional paid-in capital) in the amount of $32,934, and is being amortized to interest expense over the expected term of the Convertible Notes.

On January 7, 2010, the Company issued an additional 500,000 warrants to the March 2009 Investor to purchase shares of the Company’s common stock at an initial exercise price of $0.375 per share.  The warrants are exercisable at any time through and until January 7, 2015. The warrants were valued using a Black-Scholes option pricing model and were recorded as interest expense (with a corresponding increase to additional paid-in capital) during the quarter ended March 31, 2009 in the amount of $41,547.

Interest expense recognized on third party notes payable for the three months ended March 31, 2010 and 2009 was $44,068 and $6,250, respectively.

Interest expense related to the amortization of the debt discount associated with the warrants for the three months ended March 31, 2010 and 2009 was $7,379 and $0, respectively.

12.	Commitments and Contingencies

Operating Leases

The Company leases office facilities and equipment and obtains data feeds under long-term operating lease agreements with various expiration dates and renewal options.  These data feeds and associated equipment provide information from financial markets that are essential to the Company’s business operations.  The following is a schedule of future minimum rental payments required under operating leases as of March 31, 2010:

Index

Year Ending December 31,
2010	$360,994
2011	255,722
2012	238,511
2013	-
2014	-
Total minimum payments required	$855,227

Rent expense for all operating leases for the three months ended March 31, 2010 and 2009 was $96,410 and $90,036, respectively.

Capital Leases

The Company leases internet servers under long term lease agreements that are classified as capital leases.  Amortization for capital leases is included in depreciation expense (See Note 6).  Interest expense under capital leases for the three months ended March 31, 2010 and 2009 was $0 and $718, respectively.

Customer Complaints and Arbitration

From time to time the Company’s subsidiary broker-dealer, Bonds.com, Inc., may be a defendant or co-defendant in arbitration matters incidental to its retail and institutional brokerage business. Bonds.com, Inc. may contest the allegations in the complaints in these cases and carries errors and omissions insurance policy to cover such incidences. The policy terms require that the Company pay a deductible of $50,000 per incidence. The Company is not currently subject to any customer complaints or arbitration claims and therefore has not accrued any liability with regards to these matters.

Other Litigation

The Company, along with John Barry III, one of its directors, commenced an action in the Supreme Court of the State of New York, County of New York, on or about August 15, 2006, against Kestrel Technologies LLC a/k/a Kestrel Technologies, Inc. (“Kestrel”) and Edward L. Bishop III, Kestrel’s President, alleging certain defaults and breaches by Kestrel and Mr. Bishop under agreements with the Company.  On March 13, 2008, the Supreme Court of the State of New York granted the Company’s motion for summary judgment with respect to the payment of amounts owed under the agreements.  On April 1, 2008, a jury sitting in the Supreme Court of the State of New York found Kestrel liable for anticipatory breach of certain of its contractual obligations to the Company under the agreements and awarded the Company $600,000 plus interest.

On May 14, 2008, the Company entered into a Payment Agreement with Kestrel. Under the terms of the Payment Agreement, Kestrel is required to pay the Company a total of $826,730 in monthly payments, which would result in the Company receiving monthly payments of: (i) $300,000 on or before June 1, 2008; (ii) $77,771 on or before the first day of each month from July through December 2008; and (iii) $59,653 on or before the first day of January 1, 2009. In connection with entering into the Payment Agreement, Kestrel waived any rights it may have to appeal the jury verdict and summary judgment. On June 1, 2008, Kestrel breached its obligations under the Payment Agreement by failing to make the $300,000 payment due on or before June 1, 2008.   As of the date of this filing, Kestrel has only paid $319,950 to the Company under the Payment Agreement. The Company has sent Kestrel written notices of breach under the Payment Agreement and the Company is currently evaluating its options as a result of Kestrel’s breach of its obligations under the Payment Agreement, including commencing a collection action against Kestrel in satisfaction of the jury verdict and summary judgment awards.  Amounts to be collected under the Payment Agreement have been attached as collateral for payment of related legal fees.

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

Index

District Court for the Southern District of Florida based on the same breach of contract claims identified above.  In this suit, Mr. Bass also sued the Company and its subsidiaries for violation of federal and state disability laws.

On March 19, 2010, the Company entered into a Settlement Agreement with Mr. Bass that provided for a dismissal of the above lawsuits and a complete waiver by Mr. Bass of any claims against the Company and its subsidiaries, in exchange primarily for the Company’s agreement to (a) pay Mr. Bass $315,000 in 41 monthly installments commencing in March 2010, (b) to pay Mr. Bass up to an additional $100,000 based on the performance of Bonds.com, Inc. in 2010 and 2011, and (c) the Company’s issuance to Mr. Bass of an option to purchase 1,500,000 shares of our common stock at an exercise price of $0.375 per share, which is exercisable until January 31, 2017.

On January 12, 2009, the Company learned that Duncan-Williams, Inc. filed a complaint against the Company and its subsidiaries in the United States District Court for the Western District of Tennessee, Western Division, under an alleged breach of contract arising from the Company’s previous relationship with Duncan-Williams, Inc. Duncan-Williams is seeking monetary damages for alleged breach of contract, a declaration of ownership relating to certain intellectual property and an accounting of income earned by the Company. It is the Company’s position that such relationship was in fact terminated by the Company on account of Duncan-William’s breach and bad faith and thus the Company believes the claim is without merit and plans to defend the claim accordingly. On February 20, 2009, the Company filed a motion to dismiss the complaint.  On October 23, 2009, the court entered an order administratively closing this case.  Such order does not affect the substantive and /or procedural rights of the parties to proceed before the court at a later date, or any rights the Company or Duncan-Williams, Inc. may have, if any, to seek arbitration.

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

13.	Stockholders’ Equity

Capital Structure

The Company’s Articles of Incorporation originally authorized the issuance of 150,000,000 shares of common stock, $0.0001 par value and 1,000,000 shares of preferred stock, $0.0001 par value.

On December 31, 2009, our Board unanimously adopted resolutions approving an amendment to the Company’s Certificate of Incorporation to increase the number of shares of common stock the Company is authorized to issue from 150,000,000 to 300,000,000 (the “Charter Amendment”). On the same date, holders of a majority of the shares of our common stock acted by written consent in lieu of a special meeting of stockholders to approve the Charter Amendment. Pursuant to Rule 14c-2 under the Securities Exchange Act of 1934, as amended, the Charter Amendment and related increase in our authorized shares of common stock will not be effective until at least twenty calendar days after the mailing of a definitive Information Statement to our stockholders. On March 11, 2010, we filed the definitive Information Statement Securities and Exchange Commission and mailed it to our stockholders. On March 31, 2010, the Charter Amendment was filed with the Secretary of State of the State of Delaware and such Charter Amendment and the increase in our authorized shares of common stock from 150,000,000 to 300,000,000 became effective.

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

Index

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

Index

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

As discussed in Note 10, in connection with the execution of convertible note and warrant purchase agreements, the Company issued warrants to purchase an aggregate of 1,627,114 shares of the Company’s common stock at an exercise price of $0.46875 per share and expiring on September 24, 2013 to various related and non-related parties.  The fair value of the warrants at the time of issuance was $218,731, which was recorded as additional paid-in capital in the accompanying condensed consolidated financial statements.  In addition, the fair value of the beneficial conversion feature associated with the notes was $609,862, which is recorded as a derivative financial instrument in the accompanying condensed consolidated financial statements.

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

On June 4, 2009, the Company entered into an agreement with a consultant to provide certain consulting services to the Company.  As part of the agreement, 75,667 shares of common stock were issued to the consultant during the fourth quarter of 2009, along with 25,667 shares of common stock during the first quarter of 2010.  The fair value of the services rendered in 2009 and 2010 is $28,375 and $9,625, respectively.  The expense for these services has been recorded as other professional fees in the accompanying condensed consolidated financial statements.

The Company’s most recent financing activities involve a series of related equity financings that began in August 2009 and were completed in January 2010. These financings commenced on August 28, 2009, when the Company entered into a Unit Purchase Agreement with Fund Holdings, LLC (“Fund Holdings”). This Unit Purchase Agreement (the “Fund Holdings UPA”) provided for a financing of up to $5,000,000 through the sale of up to 5,000 Units. Each Unit consisted of: (a) 2,667 shares of the Company’s common stock; and (b) the right, within three years of the applicable closing date upon which such Unit is purchased, to purchase an additional 9,597 (as equitably adjusted for stock splits, combinations and the like) shares of common stock at $0.375 per share (the “Ordinary Purchase Rights”).  Additionally, in connection with this transaction, the Company issued Fund Holdings the unvested right to purchase up to 26,893,580 (as equitably adjusted for stock splits, combinations and the like) shares of common stock at $0.375 per share (the “Additional Purchase Rights”). The Additional Purchase Rights will vest in the future only to the extent and in such amount as is equal to the number of shares of common stock, up to 26,893,580, that the Company actually issues in the future on account of convertible notes, warrants and options in existence as of the initial closing of this transaction. The Ordinary Purchase Rights are exercisable by the purchaser generally at any time within three years of the date of the closing in which the applicable Unit was purchased. The Additional Purchase Rights are exercisable by the purchaser at any time within three years of the

Index

date that the applicable Additional Purchase Rights vest. In addition, pursuant to the Fund Holdings UPA, the Company issued Fund Holdings an additional right (the “Special Purchase Rights”) to purchase 1,000,000 (as equitably adjusted for stock splits, combinations and the like) shares of common stock at $0.375 per share. Fund Holdings has the right to exercise the Special Purchase Rights at any time during the three year period following the initial closing under the Unit Purchase Agreement.

On December 31, 2009, the Company and Fund Holdings consummated the final closing under the Fund Holdings UPA, with Fund Holdings investing an aggregate of $3.7 million in connection with all closings (before deduction of fees and expenses payable or reimbursable by the Company pursuant to the Fund Holdings Purchase Agreement) for the purchase of 3,690 Units consisting of an aggregate of 9,841,230 shares of the Company’s common stock and 37,767,000 Ordinary Purchase Rights.

In connection with the final closing under the Fund Holdings UPA, on December 31, 2009, the Company entered into a Unit Purchase Agreement (the “LVPIII UPA”) with Laidlaw Venture Partners III, LLC (“Laidlaw Venture Partners III”). Pursuant to the LVPIII UPA and at closings that occurred on December 31, 2009 and January 13, 2010, Laidlaw Venture Partners III invested $2,000,000 (before deduction of fees and expenses payable or reimbursable by the Company pursuant to the LVPIII UPA) and purchased 2,000 Units of the Company, with each Unit consisting of 2,667 shares of the Company’s common stock and rights to purchase 7,200 additional shares the Company’s common stock (the “Laidlaw Ordinary Purchase Rights”). The Laidlaw Ordinary Purchase Rights are exercisable for a period of three years from the date of issuance at an exercise price of $0.375 per share.

Additionally, on January 11, 2010, the Company entered into a Unit Purchase Agreement (the “UBS UPA”) with UBS Americas Inc. (“UBS”). Pursuant to the UBS UPA, the Company issued and sold to UBS 1,760 Units, with each unit consisting of 26.67 shares of the Company’s Series A Participating Preferred Stock and rights to purchase 72 shares of Series A Preferred Stock (“Preferred Stock Purchase Rights”). UBS paid an aggregate purchase price of $1,760,000 (before deduction of transaction fees and expenses) for such Units. Each Preferred Stock Purchase Right gives UBS the right to purchase 72 shares of Series A Preferred Stock at a purchase price of $37.50 per share (payable in cash or by net exercise). In the event the Company issues shares of its common stock at a price per share less than $0.375, the exercise price of the Preferred Stock Purchase Rights shall be decreased to a purchase price equal to such lower price per share of common stock multiplied by 100 (subject to certain exceptions). The Preferred Stock Purchase Rights must be exercised on or before January 11, 2013.

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

14.	Earnings (Loss) Per Share

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

The calculation of diluted earnings (loss) per share at March 31, 2010 does not include options to acquire 19,860,732 shares or warrants to acquire 115,587,631 shares of common stock, or 8,041,701 shares issuable upon promissory note conversion, as their inclusion would have been anti-dilutive.  The calculation of diluted earnings (loss) per share at December 31, 2009 does not include options to acquire 12,360,732 shares or warrants to acquire 103,617,249 shares of common stock, or 8,041,701 shares issuable upon promissory note conversion, as their inclusion would have been anti-dilutive.

Index

15.	Net Capital and Reserve Requirements

Bonds.com, Inc., the broker-dealer subsidiary of the Company, is subject to the requirements of the securities exchanges of which they are members as well as the Securities and Exchange Commission Uniform Net Capital Rule 15c3-1, which requires the maintenance of minimum net capital.  The Company claims an exemption from Rule 15c3-3 under Paragraph (k)(2)(ii) of the Rule as all customer transactions are cleared through other broker-dealers on a fully disclosed basis.  Bonds.com, Inc.  is also required to maintain a ratio of aggregate indebtedness to net capital that shall not exceed 15 to 1.

Net capital positions of the Company’s broker dealer subsidiary were as follows at March 31, 2010:

Ratio of aggregate indebtedness to net capital	0.17 to 1
Net capital	$1,179,981
Required net capital	$100,000

At December 31, 2008, Bonds.com, Inc.  was not in compliance with its minimum net capital or ratio of aggregate indebtedness requirements.   As of December 31, 2008, the Company’s Convertible Notes were secured by the assets of the Company, as well as its subsidiaries, including Bonds.com, Inc., and Bonds.com, Inc. provided a guaranty of the Company’s obligations thereunder.  Due to the existence of the pledge of assets by Bonds.com, Inc. as collateral for the Convertible Notes and the related guaranty, the notional value of the obligation was included in Bonds.com, Inc.’s computation of aggregate indebtedness, and reflected as a deduction in Bonds.com, Inc.’s computation of net capital, in accordance with Rule 15c3-1, as of December 31, 2008, which resulted in the noncompliance.

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

16.	Share-Based Compensation

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

On July 7, 2009, the Company amended its 2006 Equity Plan (the “Amendment”).  The Amendment increased the number of shares of common stock issuable pursuant to the 2006 Equity Plan from 3,133,825 shares of the Company’s common stock to 13,133,825 shares of the Company’s common stock.

As of March 31, 2010 and December 31, 2009, 1,029,908 and 996,921 shares, respectively, remained reserved for future issuances under the Plan.

On April 17, 2009, the Company issued non-statutory stock options to various employees, granting the right to acquire up to 1,005,000 shares of stock at an exercise price of $0.33 per share.  The shares subject to the options

Index

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

On August 28, 2009, and in connection with the initial closing under the Unit Purchase Agreement with Fund Holdings, LLC (see Note 13), the Company granted Edwin L. Knetzger, III, the new Chairman of the Company’s Board of Directors and current Co-Chairman, an option to purchase 500,000 shares of common stock with an exercise price equal to $0.375.  All of the shares underlying the option were fully vested on the date of grant.  Also, on the same date, the Company granted Mark Hollo, an affiliate of Fund Holdings, LLC and special advisor to the Company Board of Directors, an option to purchase 250,000 shares of common stock as of the initial closing with an exercise price equal to $0.375. All of the shares underlying the option were fully vested on the date of grant.

On February 26, 2010, pursuant to the letter agreement with John J. Barry, IV, John Barry, III and Holly A.W. Barry (the “Letter Agreement”), John J. Barry, IV was granted the right to acquire up to 6,000,000 shares of common stock at an exercise price of $0.375 per share.  All stock options granted vested immediately on that date.  Also pursuant to the Letter Agreement, all remaining unvested options granted to Mr. Barry on July 7, 2009 vested on February 26, 2010.

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

Index

A summary of option activity under the Plan as of March 31, 2010 and changes during the three months then ended is presented below:

	No. of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value

Outstanding at January 1, 2010	12,136,904	$0.38	9.17	$-
Granted				-
Exercised	-	-	-	-
Expired	-	-	-	-
Forfeited	(32,987)	0.68	-	-
Outstanding at March 31, 2010	12,103,917	$0.38	8.94	-

Exercisable at March 31, 2010	7,872,085	$0.38	8.85	-

The compensation expense recognized under the Plan for the three months ended March 31, 2010 and 2009 was $1,559,176 and $6,189, respectively.   As of March 31, 2010 and December 31, 2009, there was $1,103,929 and $1,942,850, respectively, of total unrecognized compensation cost related to non-vested share-based compensation arrangements granted under the Plan. That cost is expected to be recognized over the vesting period.

17.	Related Party Transactions

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

The Company is renting office space in San Francisco from an institution that is affiliated with our co-chairman, Edwin L. Knetzger, III.

See notes 9 and 10 with respect to Notes Payable, Related Parties and Convertible Notes Payable, Related Parties

18.	Subsequent Events

On February 26, 2010, the Company entered into a letter agreement with John J. Barry, IV, John Barry, III and Holly A.W. Barry (the “Letter Agreement”).  Among other things, the Letter Agreement provided for Mr. Barry’s transition from our Chief Executive Officer and President to Vice Chairman and Chief Strategic Officer.  The Letter Agreement also set forth certain additional binding and nonbinding provisions, including the nonbinding provision that the Company and Mr. Barry would negotiate for a period of sixty days with respect to a new employment agreement for Mr. Barry and the binding provision that in the event the Company and Mr. Barry did not execute such new employment agreement within sixty days, Mr. Barry would be deemed to have resigned as Vice Chairman and Chief Strategic Officer.  The foregoing sixty day period ended on April 27, 2010 without the Company and Mr. Barry executing a new employment agreement.  Accordingly, as of April 27, 2010, Mr. Barry resigned as our Vice Chairman and Chief Strategic Officer.

Pursuant to the previously disclosed Letter Agreement, Mr. Barry is entitled to: (a) a payment of $300,000, $150,000 of which was previously paid, $75,000 is required to be paid on July 15, 2010, and $75,000 is required to be paid on December 1, 2010; and (b) additional payments equal to $900,000, which shall be paid to him over three years in equal monthly installments of $25,000 per month.  The Letter Agreement also contains a waiver by Mr. Barry in favor of the Company and an agreement by Mr. Barry not to compete with the Company, solicit any of the Company’s customers, employees or business partners or disparage the Company or its officers, directors, employees or shareholders for a period of six months from the date of his resignation.

On April 22, 2010, the Company’s Board of Directors was expanded to seven members and George Jameson was elected as its seventh director, and appointed as Chairman of its Audit Committee and a member of our Compensation Committee and Corporate Governance and Nominating Committee.

On May 14, 2010, the Company granted two independent members of the Board of Directors one million common stock options each, which fully vested on the date of grant. The options have a ten year life and an exercise price of $0.375 per share.

Index

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following is management’s discussion and analysis of the financial condition and results of operations of Bonds.com Group, Inc. (“we”, “our”, “us”, or the “Company”), as well as our liquidity and capital resources. The discussion, including known trends and uncertainties identified by management, should be read in conjunction with the Company’s unaudited condensed consolidated financial statements and related notes included in this Quarterly Report on Form 10-Q, as well as our audited consolidated financial statements and notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2009.

Overview

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

In 2009, we  also began developing BondStation Pro, an electronic trading platform that caters to professional traders and large institutional investors. Similar to the BondStation platform, BondStation Pro also provides users with the ability to obtain real-time executable bids or offers from the same pool of fixed income securities, but with increased functionality. Users are able to customize screens and utilize dynamic filtering capabilities to quickly and easily select and view only those market areas that meet their criteria. The platform supports a broad range of trading opportunities, offering cutting edge technology solutions for list trading, Application Programming Interface (“API”) based order submission, and user

Index

portfolio specific market views.  In December of 2009, we filed a Form ATS (alternative trading system) with the United States Securities and Exchange Commission (“SEC”) and Financial Industry Regulatory Authority (“FINRA”). We anticipate FINRA approval during the second quarter of 2010.

Our business plan requires significant expenditures on software and hardware to support the anticipated volume of online activity associated with our BondStation and BondStation Pro electronic trading platforms. A substantial portion of our working capital has been utilized to contract with third parties for computer programming, information and data feeds, servers with backup locations and onsite computer trading equipment.  Also, during the quarter ended March 31, 2010, the Company expanded its operations in its New York City location by adding additional temporary office space and increasing employee headcount. We will need to raise additional capital to support our operations. We may not be able to obtain additional financing, if needed, in amounts or on terms acceptable to us, if at all. If we are not able to timely and successfully raise additional capital, our operating business, financial condition, cash flows and results of operations may be materially and adversely affected.

Earnings  Overview

The Company incurred a net loss of $6.6 million for the three months ended March 31, 2010.  During the three months ended March 31, 2009, the Company incurred a gain of $0.4 million, which is a change of approximately $7.0 million.  The net loss was due, in part, to share-based compensation expense of $1.6 million, which was the direct result of stock options granted to both executives and non-executives of the Company during the first quarter.  Also during the three months ended March 31, 2010, the Company recognized $2.4 million in unrealized losses on derivative financial instruments which was a direct result of the adoption of the Contracts in Entity’s Own Equity Topic of FASB ASC 815-40-15.  During the three months ended March 31, 2009, however, the Company recognized an unrealized gain on derivative financial instruments of $1.2 million, which represents a difference of $3.6 million from the current year.  The loss for the three months ended March 31, 2010 was also partly attributable to lower revenues of $0.3 million, higher payroll costs of approximately $0.5 million and higher legal, accounting, and other professional costs of $0.3 million when related to the same period in 2009.

The following sections describe in detail the changes in key operating factors and other changes and events that have affected our consolidated revenue, gross margin, and operating expenses during the three months ended March 31, 2010.

Revenue

Total revenue decreased by 33% to $0.6 million from $0.9 million for the three months ended March 31, 2010, compared to the same period in 2009. Sales revenues from trading in fixed income securities are generated by spreads we receive equal to the difference between the prices at which we sell securities on our BondStation and BondStation Pro trading platforms and the prices we pay for those securities. Given that our revenue is measured as a function of the aggregate value of the securities traded, our per trade revenue varies to a great deal based on the size of the applicable trade. The decrease in revenues was mainly due to a decrease in the average size of trades from the same quarter in the prior year.  Also during the first quarter of 2010, the Company underwent an organizational change and various human resource transitions that negatively impacted revenues.

Gross Margin

Gross margin as a percentage of sales, or gross margin, decreased by 11 basis points to 87% for the three months ended March 31, 2010.  The decrease in gross margin was driven by the marginal costs per trade which are not variable based on the size of the traded securities.  The Company noted an increase in the number of trades for the quarter ended March 31, 2010 compared to the prior year quarter ended March 31, 2009, however, the average size per trade decreased. Based on the Company’s current operating costs to date, our marginal costs of executing and settling a trade over our systems, inclusive of clearing fees and licensing fees range between $13 and $22 per trade.  Our operating costs may change in the future as we increase in size and are able to obtain more favorable terms with our vendors.

Operating Expenses

Operating expenses increased 188% or $2.9 million to $4.4 million from $1.5 million for the three months ended March 31, 2010 and March 31, 2009, respectively.  The increases were driven by increases in payroll and related costs of $2.1 million for the three months ended March 31, 2010, which was a direct result of increases in share-based compensation of $1.6 million and executive pay of $0.5 million when compared to the same period in the prior year.  The increase in executive

Index

compensation was due to the addition of a new team of executives and also due to a significant increase in the salary of existing executives compared to the same period in the prior year. The Company also had an increase of $0.3 million in technology, communications and information services related costs during the period ended March 31, 2010 mainly due to costs associated with the development of the BondStation Pro platform.  Legal, Accounting and Other Professional Fees increase by $0.3 million during the first quarter of 2010 compared to the same period in 2009 due to higher consulting and legal fees incurred during the current quarter.

Liquidity and Capital Resources

As of March 31, 2010, the Company had total current assets of approximately $2.7 million comprised of cash and cash equivalents, investment securities, deposits with clearing organizations, and prepaid expenses and other assets.  This compares with current assets of approximately $4.2 million, also comprised of cash and cash equivalents, investment securities, deposits with clearing organizations, and prepaid expenses and other assets, as of December 31, 2009.  As of March 31, 2010 and December 31, 2009, $1.3 million of current assets were classified as deposits with clearing organizations.  The decrease in current assets was the result of the Company using cash and cash equivalents available as of December 31, 2009 for operations in during the quarter ended March 31, 2010.

The Company’s current liabilities as of March 31, 2010 totaled approximately $13.1 million, comprised of accounts payable and accrued expenses of approximately $2.2 million, liabilities under derivative financial instruments of $7.1 million, notes payable due to related parties within the next 12 months of approximately $0.6 million, and other notes payable due prior to March 31, 2011 of approximately $2.3 million.  This compares to current liabilities at December 31, 2009 of approximately $10.1 million, comprised of accounts payable and accrued expenses of approximately $2.7 million, liabilities under derivative financial instruments of $3.5 million, notes payable due to related parties of approximately $0.6 million, and other notes payable of approximately $3.2 million due within the next 12 months.

The Company is currently in negotiations with two executives, our Chief Operating Officer and also our Executive Vice President and President of Bonds.com, Inc., with respect to their separation from the Company.  The Company and these executives are parties to employment agreements that provide for significant salary and other benefits if they continue to be employed by the Company or significant severance and other benefits if they resign or are terminated under certain circumstances.  The result of these negotiations may have a material future effect to the Company’s working capital and financial statements.  We anticipate that we may enter into written separation agreements with these executives that provide for significant cash payments to them over a period of 24 to 36 months.

As of March 31, 2010, we had negative working capital of approximately $10.4 million, which includes convertible notes payable of approximately $2.4 million due on September 24, 2010. We currently do not believe we have sufficient liquidity to satisfy all other current obligations when they come due; however, management is actively pursuing additional financing in amounts and on terms acceptable to us or the restructuring of certain obligations and arrangements to obtain the necessary liquidity. There is no assurance that those efforts will be successful. If we are unable to secure additional funding or restructure certain obligations, the holders of the note may exercise their rights as a creditor of the Company, which could materially impair our ability to continue to operate our business.

As of May 13, 2010, the Company had cash on hand and liquid deposits with clearing organizations in the total amount of approximately $1.4 million. We intend to use the majority of these funds for working capital purposes. Management anticipates that our current liquidity, along with cash generated from revenues, will be sufficient for sustaining our operating activities until the end of the second quarter of 2010. We will need to raise additional funds to support our operations.

The following is a summary of the Company's cash flows provided by (used in) operating, investing, and financing activities for the three months ended March 31, 2010 and 2009 (in 000’s):

	Three Months Ended March 31, 2010	Three Months Ended March 31, 2009
Net cash used in operating activities	$(2,705)	$(938)
Net cash (used in)/provided by investing activities	$(1)	$17
Net cash provided by financing activities	$1,210	$1,061
Net (decrease) increase in cash	$(1,496)	$140

Net cash used in operations for the first three months of 2010 was $2.7 million, compared with a use of cash of $0.9 million for the first three months of 2009. The increase in cash usage in 2010 was due to higher expenses over the same period last

Index

year and lower revenues.  The higher expenses in 2010 were primarily for payroll, technology and communication costs, and professional fees.

There were no significant changes in net cash provided by investing activity.  We currently continue to expand and fund our operations primarily through financing activities.

Net cash provided by financing activities were approximately $1.2 million for the three months of 2010, compared with cash provided by financing activities of $1.1 million in the first three months of 2009. Cash flows provided by financing activities in 2010 reflected the issuance of approximately $0.7 million in common stock and $1.8 million in Series A Preferred Stock.  These amounts were offset by repayments of debt made during the quarter ended March 31, 2010 of $1.1 million. Cash flows provided by financing activities for the first three months of 2009 reflected proceeds from the issuance of $1.0 million of promissory notes payable.

Recent Financing Activities

During the period from October 2007 through March 30, 2010, we have funded our operations primarily through equity and debt financings. During that time, we raised approximately $15.5 million through the sale of shares of our common stock, shares of preferred stock, convertible promissory notes, warrants and loans. We expect to continue to rely heavily on financing activities to fund our operations and provide necessary liquidity.  There is no assurance that our efforts to obtain additional financing will be successful.

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

On December 31, 2009, the Company and Fund Holdings consummated the final closing under the Fund Holdings UPA, with Fund Holdings investing an aggregate of $3.7 million in connection with all closings (before deduction of fees and expenses payable or reimbursable by the Company pursuant to the Fund Holdings Purchase Agreement) for the purchase of 3,690 Units consisting of an aggregate of 9,841,230 shares of the Company’s common stock and 37,767,000 Ordinary Purchase Rights.

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

Additionally, on January 11, 2010, the Company entered into a Unit Purchase Agreement (the “UBS UPA”) with UBS Americas Inc. (“UBS”). Pursuant to the UBS UPA, the Company issued and sold to UBS 1,760 Units, with each unit consisting of 26.67 shares of the Company’s Series A Participating Preferred Stock and rights to purchase 72 shares of

Index

Series A Preferred Stock (“Preferred Stock Purchase Rights”). UBS paid an aggregate purchase price of $1,760,000 (before deduction of transaction fees and expenses) for such Units. Each Preferred Stock Purchase Right gives UBS the right to purchase 72 shares of Series A Preferred Stock at a purchase price of $37.50 per share (payable in cash or by net exercise). In the event the Company issues shares of its common stock at a price per share less than $0.375, the exercise price of the Preferred Stock Purchase Rights shall be decreased to a purchase price equal to such lower price per share of common stock multiplied by 100 (subject to certain exceptions). The Preferred Stock Purchase Rights must be exercised on or before January 11, 2013.

All Ordinary Purchase Rights, Laidlaw Ordinary Purchase Rights, Special Purchase Rights, Additional Purchase Rights and Preferred Stock Purchase Rights have the right to be exercised through a “cashless exercise” feature in which the right to purchase shares representing the in-the-money value, if any, of the purchase right is surrendered to the Company in satisfaction of the exercise price and a net number of shares are issued to the holder. Additionally, the foregoing purchase rights include provisions that protect the purchasers from certain declines in the Company’s stock price (or “downround” provisions). These down-round provisions reduce the exercise price of the rights if the Company either issues equity shares for a price that is lower than the exercise price of those instruments or issues new convertible instruments that have a lower exercise price. Due to the down-round provision and in accordance with the Contracts in Entity’s Own Equity Topic of FASB ASC 815-40-15, all warrants issued are recognized as liabilities at their respective fair values on each reporting date. The fair values of these securities were estimated using a Black-Scholes valuation model.

Going Concern

Our independent auditors have added an explanatory paragraph to their audit opinion issued in connection with the consolidated financial statements of Bonds.com Group, Inc. for the years ended December 31, 2009 and 2008, with respect to their doubt about our ability to continue as a going concern due to our recurring losses from operations and our accumulated deficit. We have a history of operating losses since our inception in 2005, and have a working capital deficit of approximately $10.4 million and an accumulated deficit of approximately $22.7 million at March 31, 2010, which together raises doubt about the Company’s ability to continue as a going concern. Our ability to continue as a going concern will be determined by our ability to sustain a successful level of operations and to continue to raise capital from debt, equity and other sources. The accompanying unaudited condensed consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

Index

Item 4T.  Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Disclosure controls and procedures are designed with the objective of ensuring that information required to be disclosed in reports filed by the Company under the Exchange Act, such as this annual report, is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission. Disclosure controls and procedures are also designed with the objective of ensuring that such information is accumulated and communicated to management, including the Company’s Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

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

As of the end of the period covered by this report, the Company conducted an evaluation, under the supervision and with the participation of the company’s Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures as defined in Rule 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended.

Based on this evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that, as of the end of the period covered by this quarterly report, and for the period from such date to the date of this report, our disclosure controls and procedures were not operating effectively to provide reasonable assurance that information required to be disclosed in our periodic reports filed with the Securities and Exchange Commission is recorded, processed, summarized and reported within the time period specified by the SEC, and that material information relating to the Company and its consolidated subsidiaries is made known to management, including the Chief Executive Officer, particularly during the period when our periodic reports are being prepared.

The determination that our disclosure controls and procedures are not operating effectively at the reasonable assurance level is based on our conclusions that we have material weaknesses in our internal control over financing reporting, which we consider an integral part of our disclosure controls and procedures.  The Company’s newly appointed Chief Financial Officer is currently overseeing our disclosure controls and procedures and assisting the Company in remediating all of the above or other weaknesses in controls.

Changes in Internal Controls over Financial Reporting

There have been no changes in our internal controls over financial reporting during the quarter ended March 31, 2010 that have materially affected or are reasonably likely to materially affect our internal controls over financial reporting.

Index

PART II — OTHER INFORMATION

Item 1.  Legal Proceedings.

The Company, along with John Barry III, one of its directors, commenced an action in the Supreme Court of the State of New York, County of New York, on or about August 15, 2006, against Kestrel Technologies LLC a/k/a Kestrel Technologies, Inc. (“Kestrel”) and Edward L. Bishop III, Kestrel’s President, alleging certain defaults and breaches by Kestrel and Mr. Bishop under agreements with the Company.  On March 13, 2008, the Supreme Court of the State of New York granted the Company’s motion for summary judgment with respect to the payment of amounts owed under the agreements.  On April 1, 2008, a jury sitting in the Supreme Court of the State of New York found Kestrel liable for anticipatory breach of certain of its contractual obligations to the Company under the agreement and awarded the Company $600,000 plus interest.

On May 14, 2008, the Company entered into a Payment Agreement with Kestrel. Under the terms of the Payment Agreement, Kestrel is required to pay the Company a total of $826,730 in monthly payments, which would result in the Company receiving monthly payments of: (i) $300,000 on or before June 1, 2008; (ii) $77,771 on or before the first day of each month from July through December 2008; and (iii) $59,653 on or before the first day of January 1, 2009. In connection with entering into the Payment Agreement, Kestrel waived any rights it may have to appeal the jury verdict and summary judgment. On June 1, 2008, Kestrel breached its obligations under the Payment Agreement by failing to make the $300,000 payment due on or before June 1, 2008.   As of the date of this filing, Kestrel has only paid $319,950 to the Company under the Payment Agreement. The Company has sent Kestrel written notices of breach under the Payment Agreement and the Company is currently evaluating its options as a result of Kestrel’s breach of its obligations under the Payment Agreement, including commencing a collection action against Kestrel in satisfaction of the jury verdict and summary judgment awards.  Amounts to be collected under the Payment Agreement have been attached as collateral for payment of related legal fees.

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

On March 19, 2010, the Company entered into a Settlement Agreement with Mr. Bass that provided for a dismissal of the above lawsuits and a complete waiver by Mr. Bass of any claims against the Company and its subsidiaries, in exchange primarily for the Company’s agreement to (a) pay Mr. Bass $315,000 in 41 monthly installments commencing in March 2010, (b) to pay Mr. Bass up to an additional $100,000 based on the performance of Bonds.com Inc. in 2010 and 2011, and (c) the Company’s issuance to Mr. Bass of an option to purchase 1,500,000 shares of our common stock at an exercise price of $0.375 per share, which is exercisable until January 31, 2017.

On January 12, 2009, the Company learned that Duncan-Williams, Inc. filed a complaint against the Company and its subsidiaries in the United States District Court for the Western District of Tennessee, Western Division, under an alleged breach of contract arising from the Company’s previous relationship with Duncan-Williams, Inc. Duncan-Williams is seeking monetary damages for alleged breach of contract, a declaration of ownership relating to certain intellectual property and an accounting of income earned by the Company. It is the Company’s position that such relationship was in fact terminated by the Company on account of Duncan-William’s breach and bad faith and thus the Company believes the claim is without merit and plans to defend the claim accordingly. On February 20, 2009, the Company filed a motion to dismiss the complaint.  On October 23, 2009, the court entered an order administratively closing this case.  Such order does not affect the substantive and /or procedural rights of the parties to proceed before the court at a later date, or any rights the Company or Duncan-Williams, Inc. may have, if any, to seek arbitration.

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

Index

Item 1A.  Risk Factors.

As a “smaller reporting company” as defined by Item 10 of Regulation S-K, the Company is not required to provide information required by this Item.  Please see our Annual Report on Form 10-K for the fiscal year ended December 31, 2009, as filed with the Securities and Exchange Commission on April 1, 2010, for a detailed discussion of risk factors applicable to us.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds.

Previously reported.

Item 3.  Defaults Upon Senior Securities.

None.

Item 4.  Submission of Matters to a Vote of Security Holders.

None.

Item 5.  Other Information.

None.

Item 6.  Exhibits.

(a)  Exhibits required by Item 601 of Regulation S-K.

Exhibit	Description

31.1	Certification of the Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (Rule 13a-14(a)).

31.2	Certification of the Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (Rule 13a-14(a)).

32.1	Certification of the Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (Rule 13a-14(b)).

32.2	Certification of the Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (Rule 13a-14(b)).

Index

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated: May 17, 2010	BONDS.COM GROUP, INC.

	By:	/s/ Jeffrey Chertoff
Name: Jeffrey Chertoff
Chief Financial Officer

(Signing in his capacity as duly authorized officer and as Principal Financial Officer of the Registrant)