Form 10-Q
period 2010-06-30
Bonds.com Group, Inc.
filed 2010-08-16
CIK 1179090

U.S. SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2010

OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the transition period from ________ to ________

Commission file number 000-51076

Bonds.com Group, Inc.
(Exact name of registrant as specified in its charter)

Delaware	38-3649127
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)

529 Fifth Avenue, 8th Floor, New York, NY 10017
(Address of principal executive offices)

(212) 946-3998
(Registrant’s telephone number, including area code)

1515 South Federal Highway, Suite 212, Boca Raton, FL 33432
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

APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 76,593,154 shares of common stock, par value $.0001 per share, outstanding as of August 14, 2010.

BONDS.COM GROUP, INC.

- INDEX -

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

Statements made in this Form 10-Q (the “Quarterly Report”) that are not historical or current facts are “forward-looking statements” made pursuant to the safe harbor provisions of Section 27A of the Securities Act of 1933, as amended (the “Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). These statements often can be identified by the use of terms such as “may”, “will”, “expect”, “believe”, “anticipate”, “estimate”, “approximate”, “plan”, “could”, “should” or “continue”, or the negative thereof. Bonds.com Group, Inc. (the “Company”) intends that such forward-looking statements be subject to the safe harbors for such statements. The Company wishes to caution readers not to place undue reliance on any such forward-looking statements, which speak only as of the date made. Any forward-looking statements represent management's expectations as to what may occur in the future. However, forward-looking statements are subject to risks, uncertainties and important factors beyond the control of the Company that could cause actual results and events to differ materially from historical results of operations and events and those expressed or implied by the forward-looking statements. These factors include our limited operating experience, risks related to our technology, regulatory risks, adverse economic conditions, entry of new and stronger competitors, our inadequate liquidity and capital resources, unexpected costs and other risks and uncertainties disclosed in this report and our most recent Annual Report on Form 10-K filed with the Securities and Exchange Commission.

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

PART I – FINANCIAL INFORMATION

Item 1.  Financial Statements.
Bonds.com Group, Inc.
Condensed Consolidated Balance Sheet

	June 30, 2010	December 31, 2009
	(unaudited)	(audited)

Assets

Currents assets
Cash and cash equivalents	$107,977	$2,672,230
Investment securities	2,552	9,547
Deposits with clearing organizations	647,149	1,311,220
Prepaid expenses and other assets	130,238	214,845
Total current assets	887,916	4,207,842

Property and equipment, net	117,097	163,554
Intangible assets, net	965,157	1,027,224
Other assets	166,983	166,983
Deferred tax asset	1,836,940	1,441,540
Total assets	$3,974,093	$7,007,143

Liabilities and Stockholders' Deficit

Current liabilities
Accounts payable and accrued expenses	$2,963,110	$2,665,168
Notes payable, related parties	450,000	550,000
Notes payable, other	82,000	1,144,117
Convertible notes payable, related parties, net of debt discounts	1,676,876	1,508,859
Convertible notes payable, other, net of debt discounts	1,186,597	592,716
Deferred tax liability	114,183	114,183
Liability under derivative financial instruments	4,609,130	3,527,393
Total current liabilities	11,081,896	10,102,436

Long-term liabilities
Convertible notes payable, other, net of debt discount	640,081	479,803
Deferred rent	42,877	44,248
Total liabilities	11,764,854	10,626,487

Commitments and contingencies

Stockholders' Deficit
Preferred stock $.0001 par value; 1,000,000 authorized;
46,939 and 0 issued and outstanding, respectively	5	-
Common stock $0.0001 par value; 300,000,000 authorized;
76,593,154 and 74,727,257 issued and outstanding, respectively	7,659	7,472
Additional paid-in capital	15,720,144	12,453,689
Accumulated deficit	(23,518,569)	(16,080,505)

Total stockholders' deficit	(7,790,761)	(3,619,344)

Total liabilities and stockholders' deficit	$3,974,093	$7,007,143

The accompanying notes are an integral part of these condensed consolidated financial statements.

Bonds.com Group, Inc.
Condensed Consolidated Statements of Operations

	Three Months Ended June 30,		Six Months Ended June 30,
	2010	2009	2010	2009
	(unaudited)	(unaudited)	(unaudited)	(unaudited)

Revenue	$779,939	$1,103,321	$1,414,090	$2,044,624

Cost of sales	99,253	52,673	178,580	69,065

Gross Margin	680,686	1,050,648	1,235,510	1,975,559

Operating expenses
Payroll and related costs	1,890,530	894,894	4,769,508	1,668,924
Technology and communications	638,411	224,790	1,288,737	548,372
Software and support	31,722	33,841	61,251	63,016
Rent and occupancy	165,614	87,144	307,202	177,180
Legal, accounting, and other professional fees	351,142	205,315	763,158	313,538
Marketing and advertising	97,968	34,005	213,205	61,367
Other operating expenses	81,111	63,137	200,040	158,080
Depreciation	30,361	40,339	54,059	80,520
Amortization	36,321	50,158	79,043	99,961
Total operating expenses	3,323,180	1,633,623	7,736,203	3,170,958

Loss from operations	(2,642,493)	(582,975)	(6,500,693)	(1,195,399)

Other income (expense)
Interest income	49	2,154	58	6,593
Interest expense	(245,948)	(318,298)	(614,886)	(524,941)
Unrealized gain (loss) on derivative financial instruments and investment securities	3,276,289	(696,658)	924,843	475,218
Other (expense) income	(905,000)	(20,318)	(905,000)	(20,000)
Total other income (expense)	2,125,390	(1,033,120)	(594,985)	(63,130)

Income (Loss) before income tax benefit	$(517,104)	$(1,616,095)	$(7,095,678)	$(1,258,529)

Income tax (expense) benefit	(342,386)	-	(342,386)	-

Net income (loss) applicable to common stockholders	$(859,490)	$(1,616,095)	$(7,438,064)	$(1,258,529)

Net earnings (loss) per common share - basic	$(.01)	$(.03)	$(.10)	$(.02)

Weighted average shares outstanding - basic	76,593,154	61,283,623	76,038,427	61,190,590

The accompanying notes are an integral part of these condensed consolidated financial statements.

Bonds.com Group, Inc.
Condensed Consolidated Statement of Changes in Stockholders’ Equity

					Additional		Total
	Preferred Stock		Common Stock		Paid-In	Accumulated	Stockholders'
	Shares	Amount	Shares	Amount	Capital	Deficit	Equity (Deficit)

Balances at January 1, 2009	-	-	61,216,590	6,121	8,986,505	(10,607,601)	(1,614,975)

Cumulative Effect of Change in Accounting Principle, net of taxes	-	-	-	-	(235,433)	(775,955)	(1,011,388)

Fair value of common stock warrants issued in conjunction with convertible promissory notes, net of applicable deferred taxes	-	-	-	-	38,748	-	38,748

Issuance of common stock for consulting services	-	-	175,667	17	63,357	-	63,357

Recognition of compensation expense on date of grant relating to stock options	-	-	-	-	1,057,101	-	1,057,101

Beneficial conversion feature associated with convertible promissory notes, net of applicable deferred taxes	-	-	-	-	32,934	-	32,934

Amortization of deferred compensation	-	-	-	-	442,777	-	442,777
						-
Issuance of common stock from purchase agreement, net of issuance costs	-	-	13,335,000	1,334	4,729,977	-	4,729,977

Fair value of common stock warrants issued in conjunction with purchase agreement, net of applicable deferred taxes	-	-	-	-	(2,662,277)	-	(2,662,277)

Net loss	-	-	-	-	-	(4,696,949)	(4,696,949)

Balances at December 31, 2009	-	$-	74,727,257	$7,472	$12,453,689	$(16,080,505)	$(3,619,344)

Issuance of preferred series "A" shares from purchase agreement, net of issuance costs	46,939	5	-	-	1,541,995	-	1,542,000

Issuance of common stock from purchase agreement, net of issuance costs	-	-	1,840,230	184	655,316	-	655,500

Issuance of common stock for consulting services	-	-	25,667	3	9,622	-	9,625

Recognition of option grant relating to litigation settlement	-	-	-	-	174,093	-	174,093

Recognition of compensation expense on date of grant relating to stock options	-	-	-	-	888,700	-	888,700

Amortization of deferred compensation	-	-	-	-	1,214,057	-	1,214,057
						-
Fair value of common stock warrants issued in conjunction with purchase agreement, net of applicable deferred taxes	-	-	-	-	(1,222,846)	-	(1,222,846)

Fair value of common stock warrants issued in conjunction with financing agreement	-	-	-	-	41,547	-	41,547

Fair value of common stock warrants issued in conjunction with 2010 May financing, net of applicable deferred taxes	-	-	-	-	(36,029)	-	(36,029)

Net loss	-	-	-	-	-	(7,438,064)	(7,438,064)

Balances at June 30, 2010 (unaudited)	46,939	$5	76,593,154	$7,659	$15,720,144	$(22,518,569)	$(7,790,761)

The accompanying notes are an integral part of these condensed consolidated financial statements.

	Six Months Ended June 30,
	2010	2009
	(unaudited)	(unaudited)

Cash Flows From Operating Activities
Net loss	$(7,438,064)	$(1,258,529)
Adjustments to reconcile net loss to net cash used in
operating activities:
Income taxes	342,386	-
Depreciation	54,058	80,520
Amortization	79,043	99,961
Share-based compensation	2,102,757	138,011
Other share-based compensation	183,718	-
Unrealized (gain) on derivative financial instruments	(924,843)	(475,218)
Amortization of debt discount	289,478	257,424
Changes in operating assets and liabilities:
Accrued interest receivable	-	1,915
Deposit with clearing organization	664,071	-
Prepaid expenses and other assets	84,607	(1,031,383)
Accounts payable and accrued expenses	297,942	567,498
Deferred rent	(1,371)	3,776

Net cash used in operating activities	(4,266,218)	(1,616,025)

Cash Flows From Investing Activities
Purchases of property and equipment	(7,601)	-
Purchase of intangible assets	(16,976)	(54,798)
Proceeds from sale/(purchase) of investment securities	6,995	(84,988)
Cash received upon maturity of certificates of deposit	-	72,000

Net cash used in investing activities	(17,582)	(67,786)

Cash Flows From Financing Activities
Proceeds received from issuance of common stock	655,500	-
Proceeds received from issuance of preferred stock	1,542,000	-
Proceeds from convertible notes payable	650,000	700,000
Proceeds from notes payable	20,000	1,000,000
Repayments of notes payable	(1,147,953)	(90,010)
Principal payments on obligations under capital leases	-	(28,612)

Net cash provided by financing activities	1,719,547	1,581,378

Net decrease in cash	(2,564,253)	(102,433)

Cash and cash equivalents, beginning of period	2,672,230	214,624

Cash and cash equivalents, end of period	$107,977	$112,191

Supplemental Disclosure of Cash Flow Information
Cash paid for interest	$280,772	$1,009
Debt discount on convertible notes payable	$9,919	$38,748
Debt discount on warrants issued with notes payable	$7,243	$37,657
Common stock and options issued in connection with services
rendered and a litigation settlement	$183,718	$-
Cancellation of unvested share-based compensation awards	$22,533	$-

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

These results have been determined on the basis of Generally Accepted Accounting Principles (“GAAP”) and practices applied consistently with those used in the preparation of the Company's consolidated financial statements for the year ended December 31, 2009.  Operating results for the three and six months ended June 30, 2010 are not necessarily indicative of the results that may be expected for the year ending December 31, 2010.

The Company recommends that the accompanying condensed consolidated financial statements for the interim period be read in conjunction with the Company's consolidated financial statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2009 as filed on April 1, 2010.

Description of Business

Bonds.com Holdings, Inc. was incorporated in the State of Delaware on October 18, 2005 under the name Bonds Financial, Inc. On June 14, 2007, an amendment was filed thereby changing the name from Bonds Financial, Inc. to Bonds.com Holdings, Inc. On October 4, 2007, Bonds.com Holdings, Inc. acquired Pedestal Capital Markets, Inc., an existing Financial Industry Regulatory Authority (“FINRA”) registered broker dealer, which was subsequently renamed Bonds.com, Inc.  Bonds.com, Inc. offers corporate bonds, municipal bonds, agency bonds, certificates of deposit, and U.S. Treasuries to potential customers via Bonds.com Holdings, Inc.’s software and website, www.bondstation.com and bondstationpro.com.

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

Impairment of Long-Lived Assets

The Company reviews its long-lived assets for impairment whenever events or changes indicate that the carrying amount of an asset or group of assets may not be recoverable. For purposes of evaluating the recoverability of long-lived assets, the recoverability test is performed using undiscounted net cash flows related to the long-lived assets.  There were no impairment losses recorded during the three months ended June 30, 2010.

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

Marketing and Advertising Costs

Marketing and advertising costs are expensed as incurred. Marketing and advertising expenses for the three months ended June 30, 2010 and 2009, were $97,968 and $34,005, respectively.  Marketing and advertising expenses for the six months ended June 30, 2010 and 2009, were $213,205 and $282,419, respectively.

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

Recently Issued Accounting Standards

In January 2010, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Codification (“ASU”) No. 2010-06, Improving Disclosures about Fair Value Measurements (“ASU 2010-06”). ASU 2010-06 amends the Fair Value Measurements and Disclosures Topic to require additional disclosures regarding fair value measurements. The amended guidance requires entities to disclose additional information regarding assets and liabilities that are transferred between levels of the fair value hierarchy. Entities are also required to disclose information in the Level 3 rollforward about purchases, sales, issuances and settlements on a gross basis. In addition to these new disclosure requirements, ASU 2010-06 clarifies existing guidance pertaining to the level of disaggregation at which fair value disclosures should be made and the requirements to disclose information about the valuation techniques and inputs used in estimating Level 2 and Level 3 fair value measurements. The guidance in ASU 2010-06 is effective for interim and annual reporting periods beginning after December 15, 2009, except for the requirement to separately disclose purchases, sales, issuances and settlements in the Level 3 rollforward, which becomes effective for fiscal years (and for interim periods within those fiscal years) beginning after December 15, 2010. The Company’s adoption of ASU 2010-06, effective January 1, 2010, did not have a material impact on its consolidated financial position, results of operations or cash flows during the three months ended June 30, 2010. The Company does not expect the deferred portion of the adoption of ASU 2010-06 to have a material impact on its consolidated financial statements.

3.             Going Concern

Since its inception, the Company has generated no significant revenues and has incurred a cumulative net loss of $23,518,569.  As of June 30, 2010, the Company has a working capital deficit of $10,193,982, including approximately $532,000 of outstanding notes payable and $2,863,473 of outstanding convertible notes payable due within the next twelve months.  Management commenced operations in December of 2007 utilizing additional capital raised throughout the years ended December 31, 2009, 2008 and 2007.  Operations during the year ended December 31, 2009 and the six months ended June 30, 2010 have also been funded using proceeds received from the issuance of convertible notes to related and unrelated parties, secured promissory notes to related and unrelated parties and the issuance of common stock.  If the Company does not obtain additional capital in the near term, its ability to continue to implement its business plan may be limited.  These conditions raise substantial doubt about the Company’s ability to continue as a going concern.

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

Recurring Fair Value Measurement Valuation Techniques

The fair value for certain financial instruments is derived using pricing models and other valuation techniques that involve significant management judgment. The price transparency of financial instruments is a key determinant of the degree of judgment involved in determining the fair value of the Company’s financial instruments. Financial instruments for which actively quoted prices or pricing parameters are available will generally have a higher degree of price transparency than financial instruments that are thinly traded or not quoted. In accordance with FASB ASC 820, the criteria used to determine whether the market for a financial instrument is active or inactive is based on the particular asset or liability. For certificates of deposit, the Company’s definition of actively traded was based on market trading statistics, such as historical interest rates. The Company considered the market for other types of financial instruments, including certain derivative financial instruments, to be inactive as of June 30, 2010. As a result, the valuation of these financial instruments included significant management judgment in determining the relevance and reliability of market information available. The Company considered the inactivity of the market to be evidenced by several factors, including limited trading of the Company’s stock since its inception in December of 2007.

Investment Securities

As of June 30, 2010, investment securities included corporate bonds.  These securities were valued utilizing recent market transactions for identical or similar instruments to corroborate pricing service fair value measurements and are generally categorized in Level 2 of the fair value hierarchy.

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

Fair values of assets measured on a recurring basis at June 30, 2010 and December 31, 2009 are as follows:

	Fair Value	Quoted Prices in Active Markets for Identical Assets / Liabilities (Level 1)	Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
June 30, 2010
Assets
Investment securities	$2,552	$-	$2,552	$-
Total assets measured at fair value on a recurring basis	$2,552	$-	$2,552	$-

Liabilities
Derivative financial instruments	$4,609,130	-	-	$4,609,130
Total liabilities measured at fair value on a recurring basis	$4,609,130	$-	$-	$4,609,130

December 31, 2009
Assets
Investment securities	9,547	-	9,547	-
Total assets measured at fair value on a recurring basis	$9,547	$-	$9,547	$-

Liabilities
Derivative financial instruments	$3,527,393	-	-	$3,527,393
Total liabilities measured at fair value on a recurring basis	$3,527,393	$-	$-	$3,527,393

Both observable and unobservable inputs may be used to determine the fair value of positions that the Company has classified within the Level 3 category. As a result, the unrealized gains for liabilities within the Level 3 category presented in the tables below may include changes in fair value that were attributable to both observable and unobservable inputs. The following table presents additional information about Level 3 assets and liabilities measured at fair value on a recurring basis for the three months ended June 30, 2010:

Unrealized Gains
Derivative Financial Instruments

January 1, 2010	$(3,527,393)
Included in Earnings	924,843
Included in Other Comprehensive Income	-
Total	$(2,602,550)
Purchases, Sales, Other Settlements and Issuances, Net	(2,006,580)
Net Transfers In and/or (Out) of Level 3	-
June 30, 2010	$(4,609,130)

The majority of total unrealized gains were related to Level 3 instruments held at June 30, 2010.

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

6.            Property and Equipment

Property and equipment consisted of the following at June 30, 2010 and December 31, 2009:

	June 30,	December 31,
	2010	2009
Leased property under capital leases	$209,757	$209,758
Computer equipment	216,476	212,690
Furniture and fixtures	46,904	43,088
Office equipment	111,177	111,177
Leasehold improvements	10,372	10,372
Total property and equipment	594,686	587,085
Less: accumulated depreciation and amortization	(477,589)	(423,531)
Property and equipment, net	$117,097	$163,554

Depreciation expense for the three and six months ended June 30, 2010 was $30,361 and $54,058, respectively.  Depreciation expense for the three and six months ended June 30, 2009 was $40,339 and $80,520 respectively.

7.             Intangible Assets

Intangible assets consisted of the following at June 30, 2010 and December 31, 2009:

	June 30,	December 31,
	2010	2009
Non-amortizing intangible assets
Domain name (www.bonds.com)	$850,000	$850,000
Broker dealer license	50,000	50,000
	900,000	900,000
Amortizing intangible assets
Software	431,996	431,996
Capitalized website development costs	196,789	179,814
Other	6,529	6,529
Total intangible assets	1,535,314	1,518,339
Less: accumulated amortization	(570,157)	(491,115)
Intangible assets, net	$965,157	$1,027,224

Amortization expense for the three and six months ended June 30, 2010 was $36,321 and $79,043, respectively. Amortization expense for the three and six months ended June 30, 2009 was $50,158 and $99,961 respectively.

The following is a schedule of estimated future amortization expense of intangible assets as of June 30, 2010:

Year Ending December 31,
2010	36,603
2011	30,387
2012	6,721
2013	2,829
2014	-
$76,540

8.             Investment in Broker-Dealer

On October 4, 2007, the Company acquired all of the outstanding shares of Pedestal Capital Markets, Inc. an existing FINRA registered broker dealer entity, in exchange for a cash purchase price of $50,000 plus the existing regulatory capital at the closing date $61,599. Pedestal was subsequently renamed Bonds.com, Inc. by the Company.

During the six months ended June 30, 2010 and the year ended December 31, 2009, the Company invested an additional $1,000,000 and $500,000 in Bonds.com, Inc., respectively, bringing the total investment to $3,468,609 as of June 30, 2010.

9.             Notes Payable, Related Parties

The following is a summary of related party notes payable at June 30, 2010 and December 31, 2009:

	June 30,	December 31,
	2010	2009
$250,000 unsecured promissory note payable to John Barry III, one of the Company's directors, originating from a total of $250,000 in cash received in January and February of 2008, bearing interest at 15% per annum. Amended in January 2010 for principal and accrued interest to be due when either (a) the Company has at least 12 months cash reserve for working capital and regulatory capital requirements, or (b) once John Barry III is no longer a director of the Company. Original maturity was April 15, 2010.	$250,000	$250,000

$300,000 secured promissory note held by the Nadel Receiver, originating from the $400,000 Valhalla Investment Partners Note (the "Valhalla Note"), an investment fund that is a beneficial owner of shares of our common stock and was formerly co-managed by Christopher D. Moody, a former director ("Christopher Moody"). The note bears interest at 9% per annum, principal of $100,000 and accrued interest due on April 1, 2010, July 1, 2010 and October 1, 2010, secured by the Company's Bonds.com domain name.	200,000	300,000
Total	$450,000	$550,000
Less: current portion	(450,000)	(550,000)
Long-term portion	$-	$-

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

On November 2, 2009, the Company paid $117,000 pursuant to the Valhalla Note, consisting of $100,000 in principal repayment and $17,000 in accrued interest. On November 13, 2009, the Valhalla Note was amended and restated by the Company and the Nadel Receiver, acting on behalf of Valhalla Investment Partners. The amended and restated Valhalla Note, which is dated as of November 9, 2009 but was entered into on November 13, 2009, has in a principal amount of $300,000 (reflecting the $100,000 principal payment on November 2, 2009). Pursuant to the amended and restated Valhalla Note, the principal balance of $300,000 is required to be paid in installments of $100,000 on April 1, 2010, July 1, 2010 and October 1, 2010, along with accrued and unpaid interest at each installment.

On July 28, 2010, Bonds.com Group, Inc.’s wholly-owned subsidiary Bonds.com Holdings, Inc. (“Holdings”) issued a 15% Promissory Note in the principal amount of $400,000 (the “Promissory Note”) to an accredited investor (the “Holder”), in exchange for the Holder’s payment of an aggregate of $400,000.  The Promissory Note is due and payable on October 31, 2010 and contains affirmative and negative covenants.  The Promissory Note obligates Holdings to secure its obligations under the Promissory Note by pledging to the Holder 24.9% of its ownership interest in Bonds.com, Inc., which pledge and security interest would be subordinate in all respects to all secured indebtedness in existence as of the date of the Promissory Note.  The $400,000 payment by the Holder was made in two equal installments on July 26 and 27, 2010.  The Holder of the Promissory Note does not have the right to convert it into equity of Bonds.com, Inc., Holdings or the Company.  However, we anticipate that if we are able to raise additional equity capital, the Holder would apply the principal amount of the Promissory Note to the purchase of equity in connection with such financing.  Holder is a newly formed limited liability company created to raise and invest funds in the Company.  Edwin L. Knetzger, III, Co-Chairman and a member of our Board of Directors, provided Holder with fifty percent of the funds it advanced to Holdings and is a significant equity owner in Holder.

Interest expense recognized on related party notes payable for the three months ended June 30, 2010 and 2009 was $14,030 and $9,479, respectively.  Interest expense recognized on related party notes payable for the six months ended June 30, 2010 and 2009 was $30,155 and $21,954, respectively.

10.          Convertible Notes Payable, Related and Non-Related Parties

The following is a summary of related party and non-related party convertible notes payable at June 30, 2010 and December 31, 2009:

	June 30,	December 31,
	2010	2009
Related Parties
$1,236,836 secured convertible promissory note held by the Nadel Receiver, originating from the conversion of $1,236,836 of previously outstanding promissory notes and accrued interest in September of 2008, and $50,000 in cash received in December of 2008, bearing interest at 10% per annum, principal and accrued interest is due at maturity on September 24, 2010.	$1,286,836	$1,286,836

$203,800 secured convertible promissory note payable to Valhalla Investment Partners, an investment fund formerly co-managed by Christopher Moody, originating from the conversion of $203,800 of previously outstanding promissory notes and accrued interest in September of 2008, bearing interest at 10% per annum, principal and accrued interest is due at maturity on September 24, 2010.	203,800	203,800

$250,000 secured convertible promissory note payable to the Neil Moody Revocable Trust, an entity affiliated with Christopher Moody, originating from $250,000 in cash received in October of 2008, bearing interest at 10% per annum, principal and accrued interest is due at maturity on September 24, 2010.	250,000	250,000
Total	1,740,636	1,740,636
Less: unamortized debt discount	(63,760)	(231,777)
Total Related Parties	1,676,876	1,508,859

Non-Related Parties

$1,275,000 in secured convertible promissory notes payable to various individuals, originating from $1,275,000 in cash received during the period from September 22, 2008 through June 30, 2009.	1,275,000	1,275,000
Secured convertible promissory notes in the aggregate principal amount of $650,000 and warrants to purchase up to 1,300,000 shares of our Common Stock at an exercise price of $0.375 per share. The aggregate purchase price for the Notes and Warrants was $650,000.	650,000	-
Total	1,925,000	1,275,000
Less: unamortized debt discount	(98,322)	(202,481)
Total Non-Related Parties	1,826,678	1,072,519

Total	3,503,554	2,581,378
Less: current portion	(2,863,473)	(2,101,575)
Long-term portion	$640,081	$479,803

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

On April 30, 2009, the Company amended and restated its Security Agreement with Bonds.com Holdings, Inc., Bonds.com, Inc., and Insight Capital Management, LLC (the “Amended and Restated Security Agreement”), to, among other things: (1) allow it to add the March 2009 Investor (as defined in Note 11) as a secured party; (2) allow it to add additional purchasers of promissory notes of up to an additional $2,100,000 as secured parties; and (3) clarify that Valhalla Investment Partners  has a first priority security interest in the domain name “bonds.com” with respect to the indebtedness owed by the Company under the Valhalla Note (See Note 9), and the other secured parties have a subordinated security interest in the domain name.

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

On May 28, 2010, the Company entered into a Secured Convertible Note and Warrant Purchase Agreement with a group of accredited investors. Pursuant to the Purchase Agreement, we issued to the Purchasers (a) secured convertible promissory notes in the aggregate principal amount of $650,000 and (b) warrants to purchase up to 1,300,000 shares of our Common Stock at an exercise price of $0.375 per share. The Purchasers paid an aggregate purchase price of $650,000 for the Notes and Warrants. The Purchase Agreement provides that the Company may issue and sell up to an additional $1,000,000 principal amount of Notes and Warrants for up to an additional 2,000,000 shares of our Common Stock at any time on or prior to June 11, 2010.

Additionally, in connection with the Purchase Agreement and issuance of the Notes and Warrants, on May 28, 2010, the Company entered into a Second Amended and Restated Security Agreement with the Purchasers and existing holders of previously issued and outstanding secured convertible promissory notes (the “Second Amended and Restated Security Agreement”). The Second Amended and Restated Security Agreement amends and restates the Amended and Restated Security Agreement, dated April 30, 2009, to add the Purchasers as parties thereto and provide for the security interest granted to the holders of the Notes.

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

During the three and six months ended June 30, 2010, the Company recognized $141,802 and $282,092, respectively, in interest expense related to the amortization of the debt discount associated with the warrants and the debt discount associated with the beneficial conversion feature.

During the three and six months ended June 30, 2010, the Company also recognized $76,228 and $151,619, respectively, in interest expense on the outstanding related party and non-related party Convertible Notes.

11.          Notes Payable, Other

The following is a summary of outstanding principal due on unrelated third party notes payable at June 30, 2010 and December 31, 2009:

	June 30,	December 31,
	2010	2009

$250,000 note payable to an investment advisory firm for services rendered in relation to the Company's reverse merger transaction, amended on March 12, 2010, bearing interest at 10.0% per annum, principal and accrued interest payments is due on June 15, 2010, September 15, 2010 and December 15, 2010.	82,000	151,500

$1,000,000 secured promissory note payable to an unrelated third party, originating from $1,000,000 in cash received on March 31, 2009, bearing interest at 15% per annum, principal and accrued interest is due at maturity on March 31, 2010, secured by the assets of Bonds.com Holdings, Inc. and a pledge of 4,500,000 shares of common stock of the Company by an entity controlled by John Barry IV, founder and director.	-	1,000,000

Less: unamortized debt discount	-	(7,383)
Total	82,000	1,144,117
Less: current portion	(82,000)	(1,144,117)
Long-term portion	$-	$-

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

On March 12, 2010, the Company entered into a second amendment to the note payable to the investment advisory firm, pursuant to which the Company is required to repay the remaining principal balance as of March 12, 2010 ($144,000) along with unpaid consulting fees ($20,000) in installments of $41,000 on March 15, 2010, June 15, 2010, September 15, 2010 and December 15, 2010 along with accrued and unpaid interest at each installment.

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

The March 2009 Note accrues interest at the rate of 15% per annum and had a maturity date of March 31, 2010.  Accrued and unpaid interest is due in a single payment on the maturity date.  The March 2009 Note contains customary events of default, including the right of the holder to accelerate the maturity date and payment of principal and interest in the event of the occurrence of any such event.  The March 2009 Note is guaranteed by the Company’s subsidiary Bonds.com Holdings, Inc pursuant to a Guaranty Agreement. Additionally, Siesta Capital LLC, an entity owned and controlled by John Barry IV, the Company’s founder and one of the Company’s directors, secured the Note by pledging 4,500,000 shares of the Company’s common stock.  On March 19, the Company repaid the principal balance of the $1,000,000 note payable, along with all accrued interest to the investor.

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

On January 7, 2010, the Company issued an additional 500,000 warrants to the unrelated third party to purchase shares of the Company’s common stock at an initial exercise price of $0.375 per share.  The warrants are exercisable at any time through and until January 7, 2015.

Interest expense recognized on third party notes payable for the three months ended June 30, 2010 and 2009 was $22,104 and $52,785, respectively.  Interest expense recognized on third party notes payable for the six months ended June 30, 2010 and 2009 was $82,297 and $65,152, respectively.

Interest expense related to the amortization of the debt discount associated with the warrants for the three months ended June 30, 2010 and 2009 was $0 and $8,457, respectively.  Interest expense related to the amortization of the debt discount associated with the warrants for the six months ended June 30, 2010 and 2009 was $7,379 and $8,457, respectively.

12.     Commitments and Contingencies

Operating Leases

The Company leases office facilities and equipment and obtains data feeds under long-term operating lease agreements with various expiration dates and renewal options.  These data feeds and associated equipment provide information from financial markets that are essential to the Company’s business operations.  The following is a schedule of future minimum rental payments required under operating leases as of June 30, 2010:

Year Ending December 31,
2010	$196,641
2011	255,722
2012	238,511
2013	-
2014	-
Total minimum payments required	$690,874

Rent expense for all operating leases for the three months ended June 30, 2010 and 2009 was $165,614 and $87,144, respectively.  Rent expense for all operating leases for the six months ended June 30, 2010 and 2009 was $307,202 and $177,180, respectively.

Capital Leases

The Company leases internet servers under long term lease agreements that are classified as capital leases.  Amortization for capital leases is included in depreciation expense (See Note 6).  Interest expense under capital leases for the six months ended June 30, 2010 and 2009 was $0 and $1,010, respectively.

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

In January 2009, the Company learned that Duncan-Williams, Inc. filed a complaint against the Company and its subsidiaries in the United States District Court for the Western District of Tennessee, Western Division, alleging breach of contract and unjust enrichment arising from the Company’s previous relationship with Duncan-Williams, Inc.  In that action, Duncan Williams, Inc. sought damages of $2,300,000, a declaration of an ownership interest in our online trading platform and an accounting of income earned by the Company.  It is the Company’s position that such relationship was in fact terminated by the Company on account of Duncan-Williams, Inc.’s breach and bad faith and thus the Company believes it has meritorious defenses to the claims.  In February 2009, the Company filed a motion to dismiss the complaint, and in October 2009, the court entered an order administratively closing this case. Such order did not affect the substantive and/or procedural rights of the parties to proceed before the court at a later date, or any rights the Company or Duncan Williams, Inc. to seek arbitration.  Duncan-Williams, Inc. has notified the Company of its intention to initiate arbitration regarding the claims in its prior complaint, including proposing procedures and timing for the appointment of arbitrators.  To date, the Company has not provided a substantive response to this notice.  The Company continues to believe it has meritorious defenses.  However, the initiation of the arbitration could have a material adverse effect on the Company, including by potentially precluding the Company from raising the capital necessary to continue operations.  Additionally, an arbitration ruling against the Company could have a material adverse effect on the Company.

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

The calculation of diluted earnings (loss) per share at June 30, 2010 does not include options to acquire 21,860,732 shares or warrants to acquire 115,587,631 shares of common stock, or 8,041,701 shares issuable upon promissory note conversion, as their inclusion would have been anti-dilutive.  The calculation of diluted earnings (loss) per share at December 31, 2009 does not include options to acquire 12,360,732 shares or warrants to acquire 103,617,249 shares of common stock, or 8,041,701 shares issuable upon promissory note conversion, as their inclusion would have been anti-dilutive.

15.          Net Capital and Reserve Requirements

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

Net capital positions of the Company’s broker dealer subsidiary were as follows at June 30, 2010:

Ratio of aggregate indebtedness to net capital	0.59 to 1
Net capital	$510,738
Required net capital	$100,000

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

As of June 30, 2010 and December 31, 2009, 0 and 996,921 shares, respectively, remained reserved for future issuances under the Plan.

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

On February 26, 2010, pursuant to the letter agreement with John J. Barry, IV, John Barry, III and Holly A.W. Barry (the “Letter Agreement”), John J. Barry, IV was granted the right to acquire up to 6,000,000 shares of stock at an exercise price of $0.375 per share.  All stock options granted vested immediately on that date.  Also pursuant to the Letter Agreement, all remaining unvested options granted to Mr. Barry on July 7, 2009 vested on February 26, 2010.

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

A summary of option activity under the Plan as of June 30, 2010 and changes during the three months then ended is presented below:

	No. of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value

Outstanding at January 1, 2010	12,136,904	$0.38	9.17	$-
Granted	2,000,000	0.38	10.00	-
Exercised	-	-	-	-
Expired	-	-	-	-
Forfeited	(32,987)	0.68	-	-
Outstanding at June 30, 2010	14,103,917	$0.38	9.43	-

Exercisable at June 30, 2010	9,872,085	$0.38	9.20	-

The compensation expense recognized under the Plan for the three months ended June 30, 2010 and 2009 was $998,828 and $131,822, respectively.   As of June 30, 2010 and December 31, 2009, there was $2,102,757 and $267,628, respectively, of total unrecognized compensation cost related to non-vested share-based compensation arrangements granted under the Plan. That cost is expected to be recognized over the vesting period.

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

Pursuant to the previously disclosed Letter Agreement, Mr. Barry is entitled to: (a) a payment of $300,000, $150,000 of which was previously paid, $75,000 is required to be paid on July 15, 2010, and $75,000 is required to be paid on December 1, 2010; and (b) additional payments equal to $900,000, which shall be paid to him over three years in equal monthly installments of $25,000 per month.  The Letter Agreement also contains a waiver by Mr. Barry in favor of the Company and an agreement by Mr. Barry not to compete with the Company, solicit any of the Company’s customers, employees or business partners or disparage the Company or its officers, directors, employees or shareholders for a period of six months from the date of his resignation.  As of June 30, 2010, the net present value of remaining future payments to Mr. Barry amount to $905,000, which is recorded as an other expense.

See notes 9 and 10 with respect to Notes Payable, Related Parties and Convertible Notes Payable, Related Parties

18.          Subsequent Events

Capital Raise

On July 28, 2010, Bonds.com Group, Inc.’s wholly-owned subsidiary Bonds.com Holdings, Inc. (“Holdings”) issued a 15% Promissory Note in the principal amount of $400,000 (the “Promissory Note”) to an accredited investor (the “Holder”), in exchange for the Holder’s payment of an aggregate of $400,000. The Promissory Note is due and payable on October 31, 2010 and contains affirmative and negative covenants. The Promissory Note obligates Holdings to secure its obligations under the Promissory Note by pledging to the Holder 24.9% of its ownership interest in Bonds.com, Inc., which pledge and security interest would be subordinate in all respects to all secured indebtedness in existence as of the date of the Promissory Note. The $400,000 payment by the Holder was made in two equal installments on July 26 and 27, 2010. The Holder of the Promissory Note does not have the right to convert it into equity of Bonds.com, Inc., Holdings or the Company. However, we anticipate that if we are able to raise additional equity capital, the Holder would apply the principal amount of the Promissory Note to the purchase of equity in connection with such financing. Holder is a newly formed limited liability company created to raise and invest funds in the Company. Edwin L. Knetzger, III, Co-Chairman and a member of our Board of Directors, provided Holder with fifty percent of the funds it advanced to Holdings and is a significant equity owner in Holder.

Departure of Directors

On Friday, July 23, 2010, John J. Barry, III and John J. Barry, IV resigned from the Company’s Board of Directors through an electronic mail sent to both Edwin L. Knetzger, III, our Co-Chairman, and Michael O. Sanderson, our Co-Chairman and Chief Executive Officer.

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

Earnings  Overview

The Company incurred a loss of $0.9 million for the three months ended June 30, 2010.  During the three months ended June 30, 2009, the Company incurred a loss of $1.6 million, which is a change of approximately $0.7 million.  The net income was due largely to the recognition of $3.3 million in unrealized gains on derivative financial instruments which was a direct result of the adoption of the Contracts in Entity’s Own Equity Topic of FASB ASC 815-40-15.  During the three months ended June 30, 2010, the Company recognized an unrealized gain on derivative financial instruments of $3.3 million, which is a difference of $4 million from the prior year quarter of a loss of $0.7 million.

Revenue

Total revenue decreased by 29% to $0.8 million from $1.1 million for the three months ended June 30, 2010, compared to the same period in 2009. Sales revenues from trading in fixed income securities are generated by spreads we receive equal to the difference between the prices at which we sell securities on our BondStation and BondStation Pro trading platforms and the prices we pay for those securities. Given that our revenue is measured as a function of the aggregate value of the securities traded, our per trade revenue varies to a great deal based on the size of the applicable trade. The decrease in revenues was mainly due to a decrease in the average size of trades from the same quarter in the prior year.

Gross Margin

Gross margin as a percentage of sales, or gross margin, decreased by 800 basis points to 87% for the three months ended June 30, 2010 compared to the prior year quarter ended June 30, 2009.  The decrease in gross margin was driven by the marginal costs per trade which are not variable based on the size of the traded securities.  The Company noted an increase in the number of trades for the quarter ended June 30, 2010 compared to the prior year quarter ended June 30, 2009, however, the average size per trade decreased. Based on the Company’s current operating costs to date, our marginal costs of executing and settling a trade over our systems, inclusive of clearing fees and licensing fees range between $13 and $22 per trade.  Our operating costs may change in the future as we increase in size and are able to obtain more favorable terms with our vendors.

Operating Expenses

Operating expenses increased 206%, or $1.7 million, to $3.3 million from $1.6 million for the three months ended June 30, 2010 and June 30, 2009, respectively.  The increases were driven by increases in payroll and related costs of $1.0 million for the three months ended June 30, 2010, which was a direct result of increases in share-based compensation of $0.5 million when compared to the same period in the prior year.  The Company also had an increase of $0.4 million in technology, communications and information services related costs during the period ended June 30, 2010 mainly due to costs associated with the development of the BondStation Pro platform.  Legal, Accounting and Other Professional Fees increased by $0.2 million during the first quarter of 2010 compared to the same period in 2009 due to higher consulting and legal fees incurred during the current quarter.

Liquidity and Capital Resources

As of June 30, 2010, the Company had total current assets of approximately $0.9 million comprised of cash and cash equivalents, deposits with clearing organizations, and prepaid expenses and other assets.  This compares with current assets of approximately $4.2 million, comprised of cash and cash equivalents, investment securities, deposits with clearing organizations, and prepaid expenses and other assets, as of December 31, 2009.  As of June 30, 2010 and December 31, 2009, $1.3 million and $0.7 million, respectively, of current assets were classified as deposits with clearing organizations.  The decrease was the result of the Company using cash and cash equivalents available as of December 31, 2009 for operations in during the quarter ended June 30, 2010.

The Company’s current liabilities as of June 30, 2010 totaled approximately $11.1 million, comprised of accounts payable and accrued expenses of approximately $3.0 million, liabilities under derivative financial instruments of $4.6 million, notes payable due to related parties within the next 12 months of approximately $0.5 million, and other notes payable due prior to June 30, 2011 of approximately $2.9 million.  This compares to current liabilities at December 31, 2009 of approximately $10.1 million, comprised of accounts payable and accrued expenses of approximately $2.7 million, liabilities under derivative financial instruments of $3.5 million, notes payable due to related parties of approximately $0.6 million, and other notes payable of approximately $3.2 million due within the next 12 months.

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

As of June 30, 2010, we had negative working capital of approximately $10.2 million, which includes convertible notes payable of approximately $3.0 million. We currently do not believe we have sufficient liquidity to satisfy all other current obligations when they come due; however, management is actively pursuing additional financing in amounts and on terms acceptable to us or the restructuring of certain obligations and arrangements to obtain the necessary liquidity. There is no assurance that those efforts will be successful. If we are unable to secure additional funding or restructure certain obligations, the holders of the note may exercise their rights as a creditor of the Company, which could materially impair our ability to continue to operate our business.

The Company faces a liquidity crisis. Historically, we have satisfied our funding needs primarily through equity and debt financings, and we need to raise additional funding promptly or we risk a cessation or interruption in our business. Additionally, we have convertible debt in the principal amount of $2,440,636 due on September 24, 2010 and nonconvertible debt in the principal amount of $582,000 due at various points through the balance of 2010. We currently do not have sufficient liquidity to satisfy these obligations when they come due, though we are actively exploring the extension of the maturity date of a significant portion of this indebtedness. As of August 10, 2010, the Company had cash on hand and liquid deposits with clearing organizations in the total amount of approximately $575,000. We intend to use the majority of these funds for working capital purposes. Management anticipates that our current liquidity, along with cash generated from revenues, will be sufficient for sustaining our operating activities only until approximately the end of August 2010. While we are actively negotiating for additional equity investments by existing and new investors, there is no assurance that we will be successful in raising additional capital. If we are unable to raise sufficient capital in the very near term, we may experience an interruption or cessation of our business and may be forced to seek reorganization or liquidation under U.S. bankruptcy laws. For these reasons and others, there is substantial doubt about our ability to continue as a going concern.

Recently, the Company’s Chief Executive Officer was informed that a source of liquidity the Company had previously believed to be available would not be provided in the time or manner or on the terms anticipated by the Company, which significantly exacerbated our liquidity issues. In response, management and members of our Board of Directors have sought immediate investments from existing investors (including members of our Board of Directors) and other sources.

The Company is actively pursuing additional equity capital from existing and new investors. These potential investors have discussed potential terms of their investments which include, among other things, a valuation of the Company that would significantly dilute the ownership stake of existing stockholders and result in such investors owning at least a majority of the Company’s Common Stock. The final terms of any such investment – including the valuation of the Company – have not been determined. Nevertheless, it appears that the Company will not be able to raise additional equity capital, if at all, except at a valuation that will be significantly dilutive to existing investors. Dilution to existing stockholders pursuant to any equity financing will be exacerbated as a result of such anticipated lower price per share triggering full-ratchet antidilution protection of certain outstanding convertible securities, unless we obtain waivers.

The following is a summary of the Company's cash flows provided by (used in) operating, investing, and financing activities for the six months ended June 30, 2010 and 2009 (in 000’s):

	Six Months Ended June 30, 2010	Six Months Ended June 30, 2009
Net cash used in operating activities	$(4,266)	$(1616)
Net cash (used in)/provided by investing activities	$(17)	$(67)
Net cash provided by financing activities	$1,719	$1581
Net (decrease) increase in cash	$(2,564)	$(102)

Net cash used in operations for the first six months of 2010 was $4.3 million, compared with a use of cash of $1.6 million for the first six months of 2009. The increase in cash usage in 2010 was due to higher expenses over the same period last year and lower revenues.  The higher expenses in 2010 were primarily for payroll, technology and communication costs, and professional fees.

Net cash used in investing for the first six months of 2010 was $0.02 million, compared with a use of cash of $0.07 million for the first six months of 2009.  We currently continue to expand and fund our operations primarily through financing activities.

Net cash provided by financing activities were approximately $1.7 million for the first six months of 2010, compared with cash provided by financing activities of $1.6 million in the first six months of 2009. Cash flows provided by financing activities in 2010 reflected the issuance of approximately $0.7 million in common stock, $1.8 million in Series A Preferred Stock and $0.7 million of secured convertible notes.  These amounts were offset pay payments of debt made during the quarter ended march 31, 2010 of $1.1 million. Cash flows provided by financing activities for the first six months of 2009 reflected proceeds from the issuance of $1.0 million of promissory notes payable.

Recent Financing Activities

During the period from October 2007 through June 30, 2010, we have funded our operations primarily through equity and debt financings. During that time, we raised approximately $22.0 million through the sale of shares of our common stock, shares of preferred stock, convertible promissory notes, warrants and loans. We expect to continue to rely heavily on financing activities to fund our operations and provide necessary liquidity.  There is no assurance that our efforts to obtain additional financing will be successful.

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

On May 28, 2010, the Company entered into a Secured Convertible Note and Warrant Purchase Agreement with a group of accredited investors.  Pursuant to the Purchase Agreement, we issued to the Purchasers (a) secured convertible promissory notes in the aggregate principal amount of $650,000 and (b) warrants to purchase up to 1,300,000 shares of our Common Stock at an exercise price of $0.375 per share.  The Purchasers paid an aggregate purchase price of $650,000 for the Notes and Warrants.  The Purchase Agreement provides that the Company may issue and sell up to an additional $1,000,000 principal amount of Notes and Warrants for up to an additional 2,000,000 shares of our Common Stock at any time on or prior to June 11, 2010.

Additionally, in connection with the Purchase Agreement and issuance of the Notes and Warrants, on May 28, 2010, the Company entered into a Second Amended and Restated Security Agreement with the Purchasers and existing holders of previously issued and outstanding secured convertible promissory notes (the “Second Amended and Restated Security Agreement”).  The Second Amended and Restated Security Agreement amends and restates the Amended and Restated Security Agreement, dated April 30, 2009, to add the Purchasers as parties thereto and provide for the security interest granted to the holders of the Notes.

The Notes bear interest at the rate of 9% per annum, are convertible into our Common Stock at a conversion price of $0.375 per share (subject to adjustment) and are due and payable on May 28, 2011.  The maturity date of the notes may be extended for an additional year by the holders of a majority in principal amount outstanding under all of the Notes.  The Notes contain a provision providing that the conversion price thereof will be adjusted downward from $0.375 per share to any lower price per share at which the Company sells Common Stock to any other person or entity (excluding options or restricted stock awards granted to employees).  In the event the maturity date of the notes is extended, the Company would be required to issue to the holders of the Notes, for no additional consideration, warrants to purchase two shares of our Common Stock for each dollar of principal amount outstanding under the Notes at an exercise price of $0.50 per share.  The Notes may be prepaid prior to the initial maturity date only upon the payment of all principal and accrued interest plus a prepayment premium equal to 3.5% of the principal amount outstanding.  If the maturity date of the Notes is extended, no prepayment premium is required.  The Company’s obligations under the Notes are secured by a security interest in the assets of the Company and Bonds.com Holdings, Inc. pursuant to the Second Amended and Restated Security Agreement.

The Warrants provide that upon and during the continuance of a payment default at either the initial maturity date or any extended maturity date, the number of shares of Common Stock issuable upon exercise of the Warrants shall increase to an aggregate amount equal 9.9% of the Company’s issued and outstanding shares of Common Stock as of the date of exercise of the Warrants; provided, however, that such provision shall not apply and shall be of no force or effect from and after the date that either (a) our Common Stock is approved for listing on the New York Stock Exchange, NYSE Amex, NASDAQ Stock Market or any successor thereto, or (b) the twenty trading-day trailing average closing price of our Common Stock equals at least $0.75.

On July 28, 2010, Bonds.com Group, Inc.’s wholly-owned subsidiary Bonds.com Holdings, Inc. (“Holdings”) issued a 15% Promissory Note in the principal amount of $400,000 (the “Promissory Note”) to an accredited investor (the “Holder”), in exchange for the Holder’s payment of an aggregate of $400,000.  The Promissory Note is due and payable on October 31, 2010 and contains affirmative and negative covenants.  The Promissory Note obligates Holdings to secure its obligations under the Promissory Note by pledging to the Holder 24.9% of its ownership interest in Bonds.com, Inc., which pledge and security interest would be subordinate in all respects to all secured indebtedness in existence as of the date of the Promissory Note.  The $400,000 payment by the Holder was made in two equal installments on July 26 and 27, 2010.  The Holder of the Promissory Note does not have the right to convert it into equity of Bonds.com, Inc., Holdings or the Company.  However, we anticipate that if we are able to raise additional equity capital, the Holder would apply the principal amount of the Promissory Note to the purchase of equity in connection with such financing.  Holder is a newly formed limited liability company created to raise and invest funds in the Company.  Edwin L. Knetzger, III, Co-Chairman and a member of our Board of Directors, provided Holder with fifty percent of the funds it advanced to Holdings and is a significant equity owner in Holder.  The description of the Promissory Note set forth above is a summary only and is qualified in its entirety by reference to the Promissory Note itself, a copy of which is included as exhibit 10.1 to our Current Report on Form 8-K filed with the U.S. Securities and Exchange Commission on July 29, 2010.

Going Concern

Our independent auditors have added an explanatory paragraph to their audit opinion issued in connection with the consolidated financial statements of Bonds.com Group, Inc. for the years ended December 31, 2009 and 2008, with respect to their doubt about our ability to continue as a going concern due to our recurring losses from operations and our accumulated deficit. We have a history of operating losses since our inception in 2005, and have a working capital deficit of approximately $10.2 million and an accumulated deficit of approximately $23.5 million at June 30, 2010, which together raises doubt about the Company’s ability to continue as a going concern.  Our ability to continue as a going concern will be determined by our ability to sustain a successful level of operations and to continue to raise capital from debt, equity and other sources. The accompanying unaudited condensed consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

As of the end of the period covered by this report, the Company conducted an evaluation, under the supervision and with the participation of the company’s Chief Executive officer and Chief Financial Officer, of the effectives of the design and operation of the Company’s disclosure controls and procedures as defined in Rule 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended.

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

Changes in Internal Controls over Financial Reporting

There have been no changes in our internal controls over financial reporting during the quarter ended June 30, 2010 that have materially affected or are reasonably likely to materially affect our internal controls over financial reporting.

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

In January 2009, the Company learned that Duncan-Williams, Inc. filed a complaint against the Company and its subsidiaries in the United States District Court for the Western District of Tennessee, Western Division, alleging breach of contract and unjust enrichment arising from the Company’s previous relationship with Duncan-Williams, Inc.  In that action, Duncan Williams, Inc. sought damages of $2,300,000, a declaration of an ownership interest in our online trading platform and an accounting of income earned by the Company.  It is the Company’s position that such relationship was in fact terminated by the Company on account of Duncan-Williams, Inc.’s breach and bad faith and thus the Company believes it has meritorious defenses to the claims.  In February 2009, the Company filed a motion to dismiss the complaint, and in October 2009, the court entered an order administratively closing this case. Such order did not affect the substantive and/or procedural rights of the parties to proceed before the court at a later date, or any rights the Company or Duncan Williams, Inc. to seek arbitration.  Duncan-Williams, Inc. has notified the Company of its intention to initiate arbitration regarding the claims in its prior complaint, including proposing procedures and timing for the appointment of arbitrators.  To date, the Company has not provided a substantive response to this notice.  The Company continues to believe it has meritorious defenses.  However, the initiation of the arbitration could have a material adverse effect on the Company, including by potentially precluding the Company from raising the capital necessary to continue operations.  Additionally, an arbitration ruling against the Company could have a material adverse effect on the Company.
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

Item 1A.  Risk Factors.

As a “smaller reporting company” as defined by Item 10 of Regulation S-K, the Company is not required to provide information required by this Item.  Please see our Annual Report on Form 10-K for the fiscal year ended December 31, 2010, as filed with the Securities and Exchange Commission on April 1, 2010, for a detailed discussion of risk factors applicable to us.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds.

Previously reported.

Item 3.  Defaults Upon Senior Securities.

None.

Item 4.  Submission of Matters to a Vote of Security Holders.

None.

Item 5.  Other Information.

None.

Item 6.  Exhibits.

(a)  Exhibits required by Item 601 of Regulation S-K.

Exhibit      Description

31.1           Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (Rule 13a-14(a)).

31.2           Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (Rule 13a-14(a)).

32.1           Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (Rule 13a-14(a)).

32.2           Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (Rule 13a-14(a)).

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated: August 16, 2010	BONDS.COM GROUP, INC.

	By:	/s/ Jeffrey Chertoff
	Name:	Jeffrey Chertoff
	Title:	Chief Financial Officer

(Signing in his capacity as duly authorized officer
and as Principal Financial Officer of the Registrant)