Form 10-Q
period 2010-09-30
Bonds.com Group, Inc.
filed 2010-11-16
CIK 1179090

U.S. SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2010

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

APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 76,593,154 shares of common stock, par value $.0001 per share, outstanding as of November __, 2010.

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

PART I – FINANCIAL INFORMATION

Item 1.  Financial Statements.
Bonds.com Group, Inc.
Condensed Consolidated Balance Sheet

	September 30, 2010	December 31, 2009
	(unaudited)

Assets

Currents assets
Cash and cash equivalents	$90,193	$2,672,230
Investment securities	2,552	9,547
Deposits with clearing organizations	142,274	1,311,220
Prepaid expenses and other assets	56,773	214,845
Total current assets	291,792	4,207,842

Property and equipment, net	97,566	163,554
Intangible assets, net	952,475	1,027,224
Other assets	80,317	166,983
Deferred tax asset	142,982	1,441,540
Total assets	$1,565,132	$7,007,143

Liabilities and Stockholders' Deficit

Current liabilities
Accounts payable and accrued expenses	$4,712,840	$2,665,168
Notes payable, related parties	1,050,000	550,000
Notes payable, other	82,000	1,144,117
Convertible notes payable, related parties, net of debt discounts	-	1,508,859
Convertible notes payable, other, net of debt discounts	22,153	592,716
Deferred tax liability	114,183	114,183
Liability under derivative financial instruments	107,514	3,527,393
Total curent liabilities	6,088,690	10,102,436

Long-term liabilities
Notes payable, related parties	100,000	-
Convertible notes payable, other, net of debt discount	1,851,680	479,803
Convertible notes payable, related parties, net of debt discounts	1,740,496	-
Deferred rent	42,192	44,248
Total liabilities	9,823,058	10,626,487

Commitments and contingencies

Stockholders' Deficit
Preferred stock $.0001 par value; 1,000,000 authorized;
46,939 and 0 issued and outstanding, respectively	5	-
Common stock $0.0001 par value; 300,000,000 authorized;
76,593,154 and 74,727,257 issued and outstanding, respectively	7,659	7,472
Additional paid-in capital	17,047,544	12,453,689
Accumulated deficit	(25,313,132)	(16,080,505)

Total stockholders' deficit	(8,257,925)	(3,619,344)

Total liabilities and stockholders' deficit	$1,565,132	$7,007,143

The accompanying notes are an integral part of these condensed consolidated financial statements.

Bonds.com Group, Inc.
Condensed Consolidated Statements of Operations

	Three Months Ended September 30,		Nine Months Ended September 30,
	2010	2009	2010	2009
	(unaudited)	(unaudited)	(unaudited)	(unaudited)

Revenue	$599,964	$959,793	$2,014,054	$3,004,417

Cost of sales	124,522	134,167	303,102	203,232

Gross Margin	475,442	825,626	1,710,952	2,801,185

Operating expenses
Payroll and related costs	914,497	1,982,279	5,684,005	3,651,203
Technology and communications	677,393	273,663	1,966,130	822,036
Software and support	33,604	29,293	94,855	92,309
Rent and occupancy	197,394	97,270	504,596	274,450
Legal, accounting, and other professional fees	396,215	132,861	1,159,373	446,399
Marketing and advertising	97,373	67,389	310,578	128,756
Other operating expenses	66,888	46,273	266,928	204,354
Depreciation	19,531	40,580	73,590	121,099
Amortization	12,857	49,371	91,900	149,332
Total operating expenses	2,415,752	2,718,979	10,151,955	5,889,938

Loss from operations	(1,940,310)	(1,893,353)	(8,441,003)	(3,088,753)

Other income (expense)
Interest income	-	2,274	58	8,867
Interest expense	(244,484)	(335,783)	(859,370)	(860,724)
Unrealized (loss) gain on derivative financial
instruments and investment securities	4,501,616	(537,391)	5,426,459	(62,173)
Other income (expense)	(2,404,042)	108	(3,309,042)	(19,892)
Total other (expense) income	1,853,090	(870,792)	1,258,105	(933,922)

(Loss) before income tax benefit	$(87,220)	$(2,764,145)	$(7,182,898)	$(4,022,675)

Income tax (expense) benefit	(1,693,958)		(2,036,344)	-

Net (loss) applicable to common stockholders	$(1,781,178)	$(2,764,145)	$(9,219,242)	$(4,022,675)

Net (loss) per common share - basic	$(.02)	$(.04)	$(.12)	$(.07)

Weighted average shares outstanding - basic	76,593,154	62,215,253	76,224,686	61,575,480

The accompanying notes are an integral part of these condensed consolidated financial statements.

Bonds.com Group, Inc.
Condensed Consolidated Statement of Changes in Stockholders’ Equity

					Additional		Total
	Preferred Stock		Common Stock		Paid-In	Accumulated	Stockholders'
	Shares	Amount	Shares	Amount	Capital	Deficit	Equity (Deficit)

Balances at January 1, 2009	-	-	61,216,590	6,121	8,986,505	(10,607,601)	(1,614,975)

Cumulative Effect of Change in Accounting Principle, net of taxes	-	-	-	-	(235,433)	(775,955)	(1,011,388)

Fair value of common stock warrants issued in conjunction with convertible promissory notes, net of applicable deferred taxes	-	-	-	-	38,748	-	38,748

Issuance of common stock for consulting services	-	-	175,667	17	63,357	-	63,374

Recognition of compensation expense on date of grant relating to stock options	-	-	-	-	1,057,101	-	1,057,101

Beneficial conversion feature associated with convertible promissory notes, net of applicable deferred taxes	-	-	-	-	32,934	-	32,934

Amortization of deferred compensation	-	-	-	-	442,777	-	442,777
						-
Issuance of common stock from purchase agreement, net of issuance costs	-	-	13,335,000	1,334	4,729,977	-	4,731,311

Fair value of common stock warrants issued in conjunction with purchase agreement, net of applicable deferred taxes	-	-	-	-	(2,662,277)	-	(2,662,277)

Net loss	-	-	-	-	-	(4,696,949)	(4,696,949)

Balances at December 31, 2009	-	$-	74,727,257	$7,472	$12,453,689	$(25,313,132)	$(8,257,925)

Issuance of preferred series "A" shares from purchase agreement, net of issuance costs	46,939	5	-	-	1,541,995	-	1,542,000

Issuance of common stock from purchase agreement, net of issuance costs	-	-	1,840,230	184	655,316	-	655,500

Issuance of common stock for consulting services	-	-	25,667	3	9,622	-	9,625

Recognition of option grant relating to litigation settlement	-	-	-	-	174,093	-	174,093

Recognition of compensation expense on date of grant relating to stock options	-	-	-	-	888,700	-	888,700

Amortization of deferred compensation	-	-	-	-	2,541,456	-	1,214,057
						-
Fair value of common stock warrants issued in conjunction with purchase agreement, net of applicable deferred taxes	-	-	-	-	(1,222,846)	-	(1,222,846)

Fair value of common stock warrants issued in conjunction with financing agreement	-	-	-	-	41,547	-	41,547

Fair value of common stock warrants issued in conjunction with 2010 May financing, net of applicable deferred taxes	-	-	-	-	(36,029)	-	(36,029)

Net loss	-	-	-	-	-	(9,219,242)	(7,538,669)

Balances at September 30, 2010 (unaudited)	46,939	$5	76,593,154	$7,659	$17,047,543	$(23,313,132)	$(8,257,925)

The accompanying notes are an integral part of these condensed consolidated financial statements.

Bonds.com Group, Inc.
Condensed Consolidated Statement of Cash Flows

	Nine Months Ended September 30,
	2010	2009
	(unaudited)	(unaudited)

Cash Flows From Operating Activities
Net (loss)	$(9,219,242)	$(4,022,675)
Adjustments to reconcile net loss to net cash used in
operating activities:
Income taxes	2,036,344	-
Depreciation	73,590	121,099
Amortization	91,900	149,332
Share-based compensation	3,430,156	1,328,772
Other share-based compensation	183,718	-
Unrealized loss (gain) on derivative financial instruments	(5,426,459)	62,268
Amortization of debt discount	400,252	409,290
Changes in operating assets and liabilities:
Accrued interest receivable	-	1,674
Deposit with clearing organization	1,168,946	(1,135,129)
Prepaid expenses and other assets	244,739	(109,295)
Accounts payable and accrued expenses	2,075,831	553,046
Deferred rent	(2,056)	5,035

Net cash used in operating activities	(4,942,281)	(2,636,583)

Cash Flows From Investing Activities
Purchases of property and equipment	(7,601)	(7,151)
Purchase of intangible assets	(17,150)	(54,798)
Proceeds from sale/(purchase) of investment securities	6,995	(36,714)
Cash received upon maturity of certificates of deposit	-	72,000

Net cash used in investing activities	(17,756)	(26,663)

Cash Flows From Financing Activities
Proceeds received from issuance of common stock	655,500	940,000
Proceeds received from issuance of preferred stock	1,542,000	-
Proceeds Received from Notes Payable - Related Parties	500,000	-
Proceeds from convertible notes payable	2,490,636	700,000
Proceeds Received from Convertible Notes Payable - Related Parties	(1,740,636)	-
Proceeds from notes payable	20,000	1,000,000
Repayments of notes payable	(1,089,500)	(133,510)
Principal payments on obligations under capital leases	-	(28,612)

Net cash provided by financing activities	2,378,000	2,477,878

Net decrease in cash	(2,582,036)	(185,368)

Cash and cash equivalents, beginning of period	2,672,230	214,624

Cash and cash equivalents, end of period	$90,193	$29,256

Supplemental Disclosure of Cash Flow Information
Cash paid for interest	$280,772	$1,009
Debt discount on convertible notes payable	$9,919	$38,748
Debt discount on warrants issued with notes payable	$7,243	$37,657
Common stock and options issued in connection with services
rendered and a litigation settlement	$183,718	$-
Cancellation of unvested share-based compensation awards	$1,663,158	$-

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

These results have been determined on the basis of Generally Accepted Accounting Principles (“GAAP”) and practices applied consistently with those used in the preparation of the Company's consolidated financial statements for the year ended December 31, 2009.  Operating results for the three and nine months ended September 30, 2010 are not necessarily indicative of the results that may be expected for the year ending December 31, 2010.

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

Impairment of Long-Lived Assets

The Company reviews its long-lived assets for impairment whenever events or changes indicate that the carrying amount of an asset or group of assets may not be recoverable. For purposes of evaluating the recoverability of long-lived assets, the recoverability test is performed using undiscounted net cash flows related to the long-lived assets.  There were no impairment losses recorded during the three months ended September 30, 2010.

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

Marketing and Advertising Costs

Marketing and advertising costs are expensed as incurred. Marketing and advertising expenses for the three months ended September 30, 2010 and 2009, were $97,373 and $67,389, respectively.  Marketing and advertising expenses for the nine months ended September 30, 2010 and 2009, were $310,578 and $128,756, respectively.

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

Recently Issued Accounting Standards

In January 2010, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Codification (“ASU”) No. 2010-06, Improving Disclosures about Fair Value Measurements (“ASU 2010-06”). ASU 2010-06 amends the Fair Value Measurements and Disclosures Topic to require additional disclosures regarding fair value measurements. The amended guidance requires entities to disclose additional information regarding assets and liabilities that are transferred between levels of the fair value hierarchy. Entities are also required to disclose information in the Level 3 rollforward about purchases, sales, issuances and settlements on a gross basis. In addition to these new disclosure requirements, ASU 2010-06 clarifies existing guidance pertaining to the level of disaggregation at which fair value disclosures should be made and the requirements to disclose information about the valuation techniques and inputs used in estimating Level 2 and Level 3 fair value measurements. The guidance in ASU 2010-06 is effective for interim and annual reporting periods beginning after December 15, 2009, except for the requirement to separately disclose purchases, sales, issuances and settlements in the Level 3 rollforward, which becomes effective for fiscal years (and for interim periods within those fiscal years) beginning after December 15, 2010. The Company’s adoption of ASU 2010-06, effective January 1, 2010, did not have a material impact on its consolidated financial position, results of operations or cash flows during the three months ended September 30, 2010. The Company does not expect the deferred portion of the adoption of ASU 2010-06 to have a material impact on its consolidated financial statements.

3.             Going Concern

Since its inception, the Company has generated limited revenues and has incurred a cumulative net loss of $23,619,174.  As of September 30, 2010, the Company has a working capital deficit of $5,796,898, including approximately $1,050,000 and $82,000 of outstanding notes payable to related parties and other, respectively, and $22,153 of outstanding convertible notes payable due within the next twelve months.  Management commenced operations in December of 2007 utilizing additional capital raised throughout the years ended December 31, 2009, 2008 and 2007.  Operations during the year ended December 31, 2009 and the nine months ended September 30, 2010 have also been funded using proceeds received from the issuance of convertible notes to related and unrelated parties, secured promissory notes to related and unrelated parties and the issuance of common stock.  If the Company does not obtain additional capital in the near term, its ability to continue to implement its business plan may be limited.  These conditions raise substantial doubt about the Company’s ability to continue as a going concern.

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

Recurring Fair Value Measurement Valuation Techniques

The fair value for certain financial instruments is derived using pricing models and other valuation techniques that involve significant management judgment. The price transparency of financial instruments is a key determinant of the degree of judgment involved in determining the fair value of the Company’s financial instruments. Financial instruments for which actively quoted prices or pricing parameters are available will generally have a higher degree of price transparency than financial instruments that are thinly traded or not quoted. In accordance with FASB ASC 820, the criteria used to determine whether the market for a financial instrument is active or inactive is based on the particular asset or liability. For certificates of deposit, the Company’s definition of actively traded was based on market trading statistics, such as historical interest rates. The Company considered the market for other types of financial instruments, including certain derivative financial instruments, to be inactive as of September 30, 2010. As a result, the valuation of these financial instruments included significant management judgment in determining the relevance and reliability of market information available. The Company considered the inactivity of the market to be evidenced by several factors, including limited trading of the Company’s stock since its inception in December of 2007.

Investment Securities

As of September 30, 2010, investment securities included corporate bonds.  These securities were valued utilizing recent market transactions for identical or similar instruments to corroborate pricing service fair value measurements and are generally categorized in Level 2 of the fair value hierarchy.

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

Fair values of assets measured on a recurring basis at September 30, 2010 and December 31, 2009 are as follows:

	Fair Value	Quoted Prices in Active Markets for Identical Assets / Liabilities (Level 1)	Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
September 30, 2010
Assets
Investment securities	$2,552	$-	$2,552	$-
Total assets measured at fair value on a recurring basis	$2,552	$-	$2,552	$-

Liabilities
Derivative financial instruments	$107,514	-	-	$107,514
Total liabilities measured at fair value on a recurring basis	$107,514	$-	$-	$107,514

December 31, 2009
Assets
Investment securities	$9,547	$-	$9,547	$-
Total assets measured at fair value on a recurring basis	$9,547	$-	$9,547	$-

Liabilities
Derivative financial instruments	$3,527,393	-	-	$3,527,393
Total liabilities measured at fair value on a recurring basis	$3,527,393	$-	$-	$3,527,393

Both observable and unobservable inputs may be used to determine the fair value of positions that the Company has classified within the Level 3 category. As a result, the unrealized gains for liabilities within the Level 3 category presented in the tables below may include changes in fair value that were attributable to both observable and unobservable inputs. The following table presents additional information about Level 3 assets and liabilities measured at fair value on a recurring basis for the three months ended September 30, 2010:

Unrealized Gains
Derivative Financial Instruments

January 1, 2010	$(3,527,393)
Included in Earnings	5,426,459
Included in Other Comprehensive Income	-
Total	$1,899,066
Purchases, Sales, Other Settlements and Issuances, Net	(2,006,580)
Net Transfers In and/or (Out) of Level 3	-
September 30, 2010	$(107,514)

The majority of total unrealized gains were related to Level 3 instruments held at September 30, 2010.

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

6.            Property and Equipment

Property and equipment consisted of the following at September 30, 2010 and December 31, 2009:

	September 30,	December 31,
	2010	2009
Leased property under capital leases	$209,757	$209,758
Computer equipment	216,476	212,690
Furniture and fixtures	46,904	43,088
Office equipment	111,177	111,177
Leasehold improvements	10,372	10,372
Total property and equipment	594,686	587,085
Less: accumulated depreciation and amortization	(497,121)	(423,531)
Property and equipment, net	$97,565	$163,554

Depreciation expense for the three and nine months ended September 30, 2010 was $19,531 and $73,590, respectively.  Depreciation expense for the three and nine months ended September 30, 2009 was $40,580 and $121,099, respectively.

7.             Intangible Assets

Intangible assets consisted of the following at September 30, 2010 and December 31, 2009:

	September 30,	December 31,
	2010	2009
Non-amortizing intangible assets
Domain name (www.bonds.com)	$850,000	$850,000
Broker dealer license	50,000	50,000
	900,000	900,000
Amortizing intangible assets
Software	431,996	431,996
Capitalized website development costs	196,964	179,814
Other	6,529	6,529
Total intangible assets	1,535,489	1,518,339
Less: accumulated amortization	(583,014)	(491,115)
Intangible assets, net	$952,475	$1,027,224

Amortization expense for the three and nine months ended September 30, 2010 was $12,857 and $91,900, respectively. Amortization expense for the three and nine months ended September 30, 2009 was $49,371 and $149,332, respectively.

The following is a schedule of estimated future amortization expense of intangible assets as of September 30, 2010:

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

During the nine months ended September 30, 2010 and the year ended December 31, 2009, the Company invested an additional $ 800,000 and $500,000 in Bonds.com, Inc., respectively, bringing the total investment to $4,268,609 as of September 30, 2010.

9.             Notes Payable, Related Parties

The following is a summary of related party notes payable at September 30, 2010 and December 31, 2009:

	September 30,	December 31,
	2010	2009
$250,000 unsecured promissory note payable to John Barry III, one of the Company's directors, originating from a total of $250,000 in cash received in January and February of 2008, bearing interest at 15% per annum.  Amended in January 2010 for principal and accrued interest to be due when either (a) the Company has at least 12 months cash reserve for working capital and regulatory capital requirements, or (b) once John Barry III is no longer a director of the Company.  Original maturity was April 15, 2010.  John Barry III is no longer a director of the Company.  In October 2010, John Barry III agreed not to seek payment of this promissory note prior to December 31, 2010, in exchange for the Company's payment of $50,000 and agreement to pay additional amounts based on the success, if any, of the Company's financing  efforts.
	$250,000	$250,000

$300,000 secured promissory note held by the Nadel Receiver, originating from the $400,000 Valhalla Investment Partners Note (the "Valhalla Note"), an investment fund that is a beneficial owner of shares of our common stock and was formerly co-managed by Christopher D. Moody, a former director ("Christopher Moody"). The note bears interest at 9% per annum, remaining principal of $100,000 and accrued interest due on October 12, 2013, subject to holders right to demand payment on or after July 11, 2012, secured by the Company's Bonds.com domain name.	800,000	300,000

$800,000 secured promissory note held by Bonds MX, due and payable on October 31, 2010. The note bears interest at 15% per Annum. The holder of the Bonds MX Promissory note was a newly formed Limited Liability Company created to raise and invest funds in the Company. Edwin L. Knetzger III, Co-Chairman and a member of our Board of Directors provided the holder with 50% of the funds it advanced the Company	0	0

Total	$1,050,000	$550,000
Less: current portion	(1,050,000)	(550,000)
Long-term portion	$-	$-

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

On October 19, 2010, the Valhalla note was amended to extend its maturity date to October 12, 2013, subject to the holder's right to require payment on or after July 11, 2012. During the quarter ended September 30, 2010 the Company's wholly-owned subsidiary Bonds.coms Holdings, Inc. (“Holdings”) issued 15% Promissory Notes in the original principal amount of $800,000 (the “Bond MX Promissory Note”).  The Bonds MX Promissory Note was due and payable on October 31, 2010 and contained affirmative and negative covenants.  The Promissory Notes obligated Holdings to secure its obligations by pledging 24.9% of its ownership interest in Bonds.com, Inc., which pledge and security interest would be subordinate in all respects to all secured indebtedness in existence as of the date of the Promissory Note.  The holder of the Bonds MX Promissory Note was a newly formed limited liability company created to raise and invest funds in the Company.  Edwin L. Knetzger, III, Co-Chairman and a member of our Board of Directors, provided the holder with fifty percent of the funds it advanced to Holdings and is a significant equity owner in the holder.

See Note 18 in respect to recent financings and the cancellation of the Promissory Notes as consideration for Bond MX's investment.

Interest expense recognized on related party notes payable for the three months ended September 30, 2010 and 2009 was $17,046 and $18,783, respectively.  Interest expense recognized on related party notes payable for the nine months ended September 30, 2010 and 2009 was $69,213 and $58,378, respectively.

10.          Convertible Notes Payable, Related and Non-Related Parties

The following is a summary of related party and non-related party convertible notes payable at September 30, 2010 and December 31, 2009:

	September 30,	December 31,
	2010	2009
Related Parties
$1,236,836 secured convertible promissory note held by the Nadel Receiver, originating from the conversion of $1,236,836 of previously outstanding promissory notes and accrued interest in September of 2008, and $50,000 in cash received in December of 2008, bearing interest at 10% per annum, principal and accrued interest is due at maturity. Amended on October 19, 2010 to extend the maturity date to October 12, 2013, subject to the holder's right to demand payment on or after July 11, 2012.	$1,286,836	$1,286,836

$203,800 secured convertible promissory note payable to Valhalla Investment Partners, an investment fund formerly co-managed by Christopher Moody, originating from the conversion of $203,800 of previously outstanding promissory notes and accrued interest in September of 2008, bearing interest at 10% per annum, principal and accrued interest is due at maturity. Amended on October 19, 2010 to extend the maturity date to October 12, 2013, subject to the holder's right to demand payment on or after July 11, 2012.	203,800	203,800

$250,000 secured convertible promissory note payable to the Neil Moody Revocable Trust, an entity affiliated with Christopher Moody, originating from $250,000 in cash received in October of 2008, bearing interest at 10% per annum, principal and accrued interest is due at maturity. Amended on October 19, 2010 to extend the maturity date to October 12, 2013, subject to the holder's right to demand payment on or after July 11, 2012.	250,000	250,000
Total	1,740,636	1,740,636
Less: unamortized debt discount	(140)	(231,777)
Total Related Parties	1,740,496	1,508,859

Non-Related Parties

$1,275,000 in secured convertible promissory notes payable to various individuals, originating from $1,275,000 in cash received during the period from September 22, 2008 through June 30, 2009.	1,275,000	1,275,000
Secured convertible promissory notes in the aggregate principal amount of $650,000 and warrants to purchase up to 1,300,000 shares of our Common Stock at an exercise price of $0.375 per share. The aggregate purchase price for the Notes and Warrants was $650,000.	650,000	-
Total	1,925,000	1,275,000
Less: unamortized debt discount	(51,167)	(202,481)
Total Non-Related Parties	1,873,833	1,072,519

Total	3,614,329	2,581,378
Less: current portion	22,153	(2,101,575)
Long-term portion	$3.592,176	$479,803

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

Under the terms of the Convertible Notes, as amended, the entire principal amount of the Convertible Notes is due and payable October 12, 2013, subject to the holder's right to demand payment on or after July 11, 2012 (the “Maturity Date”); interest accrues at a rate of 10% per annum, with unpaid interest payable, in full, upon the earlier of (1) the conversion of the Convertible Notes or (2) on the Maturity Date. Holders of the Convertible Notes have the right to convert principal and interest due and payable into shares of common stock of the Company at a conversion price equal to the lesser of (1) $0.375 per share, as adjusted for stock splits, and reverse splits, or (2) the price paid for the Company’s common stock in any future sale of the Company’s securities while the Convertible Notes are outstanding, exclusive of certain excluded transactions. The Convertible Notes are secured by all of the Company’s assets.

In connection with the execution of the convertible note and warrant purchase agreements, Moody, Valhalla and the third-party investors were granted warrants to purchase an aggregate of 1,627,114 shares of the Company’s common stock at an exercise price of $0.46875 per share and expiring on September 24, 2013.

The Convertible Notes originally issued to Valhalla Investment Partners and the Neil Moody Revocable Trust are now held by the Nadel Receiver.  According to a Schedule 13D filed with the Securities and Exchange Commission by the Nadel Receiver on November 9, 2010, the Nadel Receiver (directly and through Valhalla Investment Partners) at that time was the beneficial owner of approximately 13.4% of the Company’s common stock (which includes shares that may be acquired upon the exercise of warrants).

On May 28, 2010, the Company entered into a Secured Convertible Note and Warrant Purchase Agreement with a group of accredited investors. Pursuant to the Purchase Agreement, we issued to the Purchasers (a) secured convertible promissory notes in the aggregate principal amount of $650,000 and (b) warrants to purchase up to 1,300,000 shares of our Common Stock at an exercise price of $0.375 per share. The Purchasers paid an aggregate purchase price of $650,000 for the Notes and Warrants. These convertible notes also are secured by all of the Company's assets.

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

During the three and nine months ended September 30, 2010, the Company recognized $112,441 and $443,465, respectively, in interest expense related to the amortization of the debt discount associated with the warrants and the debt discount associated with the beneficial conversion feature.

During the three and nine months ended September 30, 2010, the Company also recognized $77,066 and $568,216, respectively, in interest expense on the outstanding related party and non-related party Convertible Notes.

Amendments to Certain Convertible Secured Promissory Notes

On October 19, 2010, the Company entered into an Amendment No. 2 to Convertible Secured Promissory Notes with the holder of a majority in principal amount of our Convertible Secured Promissory Notes issued on September 24, 2008, an Amendment No. 1 to Convertible Secured Promissory Note with the holder of our Convertible Secured Promissory Note issued on April 30, 2009 and an Amendment No. 1 to Convertible Secured Promissory Notes with the holders of our Convertible Secured Promissory Notes issued on June 8, 2009 (collectively, the “Note Amendments”).  The Note Amendments restructure approximately $2,990,636 of our outstanding Convertible Secured Promissory Notes (the “Subject Notes”) as follows:

●
The maturity date of each of the Subject Notes was extended until October 12, 2013; provided, however, that from and after April 12, 2012, the holders of the Subject Notes may make a written demand to the Company for the payment of the entire unpaid principal balance thereof together with all accrued but unpaid interest thereon and the Company shall be required to repay such outstanding principal and interest within ninety (90) days of its receipt of such demand (which would be on or after July 11, 2012).

●
The conversion price of the Subject Notes was fixed at $0.24 per share (which was the then current conversion price of the Subject Notes as a result of adjustments based on the price per share of Common Stock issued in the Company’s recently completed warrant exchange offer).  Such conversion price is subject to further adjustment on the occurrence of certain events described below.  However, except as set forth below, the “full-ratchet” adjustment provision of the Subject Notes was eliminated.

●
In the event the Company sells securities pursuant to its current financing efforts at an effective price per common share of less than $0.24, then the conversion price of the Subject Notes shall be reduced to such lower price.  After the completion of such financing efforts, the Subject Notes will not have any “full-ratchet” adjustment.

11.          Notes Payable, Other

The following is a summary of outstanding principal due on unrelated third party notes payable at September 30, 2010 and December 31, 2009:

	Septemeber 30,	December 31,
	2010	2009

$250,000 note payable to an investment advisory firm for services rendered in relation to the Company's reverse merger transaction, amended on March 12, 2010, bearing interest at 10.0% per annum, principal and accrued interest payments is due on June 15, 2010, September 15, 2010 and December 15, 2010.	82,000	151,500

$1,000,000 secured promissory note payable to an unrelated third party, originating from $1,000,000 in cash received on March 31, 2009, bearing interest at 15% per annum, principal and accrued interest is due at maturity on March 31, 2010, secured by the assets of Bonds.com Holdings, Inc. and a pledge of 4,500,000 shares of common stock of the Company by an entity controlled by John Barry IV, founder and director.	-	1,000,000

Less: unamortized debt discount	-	(7,383)
Total	82,000	1,144,117
Less: current portion	(82,000)	(1,144,117)
Long-term portion	$-	$-

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

Interest expense recognized on third party notes payable for the three months ended September 30, 2010 and 2009 was $17,046 and $43,682, respectively.  Interest expense recognized on third party notes payable for the nine months ended September 30, 2010 and 2009 was $69,213 and $91,193, respectively.

Interest expense related to the amortization of the debt discount associated with the warrants for the three months ended September 30, 2010 and 2009 was $0 and $8,457, respectively.  Interest expense related to the amortization of the debt discount associated with the warrants for the nine months ended September 30, 2010 and 2009 was $7,379 and $8,457, respectively.

12.     Commitments and Contingencies

Operating Leases

The Company leases office facilities and equipment and obtains data feeds under long-term operating lease agreements with various expiration dates and renewal options.  These data feeds and associated equipment provide information from financial markets that are essential to the Company’s business operations.  The following is a schedule of future minimum rental payments required under operating leases as of September 30, 2010:

Year Ending December 31,
2010	$63,864
2011	255,722
2012	238,510
2013	-
2014	-
Total minimum payments required	$558,096

Rent expense for all operating leases for the three months ended September 30, 2010 and 2009 was $197,394 and $97,270, respectively.  Rent expense for all operating leases for the nine months ended September 30, 2010 and 2009 was $504,596 and $274,450, respectively.

Capital Leases

The Company leases internet servers under long term lease agreements that are classified as capital leases.  Amortization for capital leases is included in depreciation expense (See Note 6).  Interest expense under capital leases for the nine months ended September 30, 2010 and 2009 was $0 and $1,010, respectively.

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

On October 19, 2010 the Company amended its Certificate of Incorporation by filing (a) a Certificate of Increase of Series A Participating Preferred Stock, which increased the authorized shares of the Company’s Series A Preferred from 200,000 to 450,000 shares, and (b) a Certificate of Designation of Series B Convertible Preferred Stock and B-1 Convertible Preferred Stock (the “Series B/B-1 Certificate of Designation”) which authorized and created 20,000 shares of Series B Convertible Preferred Stock and 6,000 shares of Series B-1 Convertible Preferred Stock.  The shares of Series B Convertible Preferred Stock and Series B-1 Convertible Preferred Stock have the rights, privileges and preferences described in Note 18.

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

On August 28, 2009, the Company entered into a Unit Purchase Agreement with Fund Holdings, LLC (“Fund Holdings”). This Unit Purchase Agreement (the “Fund Holdings UPA”) provided for a financing of up to $5,000,000 through the sale of up to 5,000 Units. Each Unit consisted of: (a) 2,667 shares of the Company’s common stock; and (b) the right, within three years of the applicable closing date upon which such Unit is purchased, to purchase an additional 9,597 (as equitably adjusted for stock splits, combinations and the like) shares of common stock at $0.375 per share (the “Ordinary Purchase Rights”).  Additionally, in connection with this transaction, the Company issued Fund Holdings the unvested right to purchase up to 26,893,580 (as equitably adjusted for stock splits, combinations and the like) shares of common stock at $0.375 per share (the “Additional Purchase Rights”). The Additional Purchase Rights will vest in the future only to the extent and in such amount as is equal to the number of shares of common stock, up to 26,893,580, that the Company actually issues in the future on account of convertible notes, warrants and options in existence as of the initial closing of this transaction. The Ordinary Purchase Rights are exercisable by the purchaser generally at any time within three years of the date of the closing in which the applicable Unit was purchased. The Additional Purchase Rights are exercisable by the purchaser at any time within three years of the date that the applicable Additional Purchase Rights vest. In addition, pursuant to the Fund Holdings UPA, the Company issued Fund Holdings an additional right (the “Special Purchase Rights”) to purchase 1,000,000 (as equitably adjusted for stock splits, combinations and the like) shares of common stock at $0.375 per share. Fund Holdings has the right to exercise the Special Purchase Rights at any time during the three year period following the initial closing under the Unit Purchase Agreement.

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

See Note 18. (Subsequent Events), in respect to recent financings as it relates to equity transitions.

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

The calculation of diluted earnings (loss) per share at September 30, 2010 does not include options to acquire 21,860,732 shares or warrants to acquire 115,587,631 shares of common stock, or 8,041,701 shares issuable upon promissory note conversion, as their inclusion would have been anti-dilutive.  The calculation of diluted earnings (loss) per share at December 31, 2009 does not include options to acquire 12,360,732 shares or warrants to acquire 103,617,249 shares of common stock, or 8,041,701 shares issuable upon promissory note conversion, as their inclusion would have been anti-dilutive.

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

Net capital positions of the Company’s broker dealer subsidiary were as follows at September 30, 2010:

Ratio of aggregate indebtedness to net capital	0.30 to 1
Net capital	$150,118
Required net capital	$100,000

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

As of September 30, 2010 and December 31, 2009, 0 and 996,921 shares, respectively, remained reserved for future issuances under the Plan.

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

A summary of option activity under the Plan as of September 30, 2010 and changes during the three months then ended is presented below:

	No. of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value

Outstanding at January 1, 2010	12,136,904	$0.38	9.17	$-
Granted	2,000,000	0.38	10.00	-
Exercised	-	-	-	-
Expired	-	-	-	-
Forfeited	(1,795,174)	0.68	-	-
Outstanding at September, 2010	12,341,729	$0.38	9.43	-

Exercisable at September 30, 2010	12,067,695	$0.38	9.20	-

The compensation expense recognized under the Plan for the three months ended September 30, 2010 and 2009 was $1,327,400 and $-0-, respectively.   As of September 30, 2010 and December 31, 2009, there was $3,430,156 and $1,190,761, respectively, of total unrecognized compensation cost related to non-vested share-based compensation arrangements granted under the Plan. That cost is expected to be recognized over the vesting period.

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

Pursuant to the previously disclosed Letter Agreement, Mr. Barry is entitled to: (a) a payment of $300,000, $150,000 of which was previously paid, $75,000 is required to be paid on July 15, 2010, and $75,000 is required to be paid on December 1, 2010; and (b) additional payments equal to $900,000, which shall be paid to him over three years in equal monthly installments of $25,000 per month.  The Letter Agreement also contains a waiver by Mr. Barry in favor of the Company and an agreement by Mr. Barry not to compete with the Company, solicit any of the Company’s customers, employees or business partners or disparage the Company or its officers, directors, employees or shareholders for a period of six months from the date of his resignation.  As of June 30, 2010, the net present value of remaining future payments to Mr. Barry amount to $905,000, which is recorded as other expense.

As described below, on September 29, 2010, the Employment Agreement, dated July 7, 2009, between the Bonds.com Group, Inc. (“we,” “us,” “our” and the “Company”) and Christopher Loughlin, our former Chief Operating Officer and Secretary, and the Employment Agreement, dated July 7, 2009, between the Company and Joseph Nikolson, our former Executive Vice President and former President of our Bonds.com, Inc. broker-dealer subsidiary, were terminated.

Nikolson and Loughlin Separation Agreements

On September 29, 2010, the Company entered into a Separation Agreement, Release and Covenant Not to Sue with Christopher Loughlin, our former Chief Operating Officer and Secretary (the “Loughlin Separation Agreement”), and a Separation Agreement, Release and Covenant Not to Sue with Joseph Nikolson, our former Executive Vice President and former President of our Bonds.com, Inc. broker-dealer subsidiary (the “Nikolson Separation Agreement”).

The Loughlin Separation Agreement formalizes Christopher Loughlin’s departure from the Company and the termination of his employment, and establishes June 23, 2010 as the effective date of such separation.  Mr. Loughlin is no longer serving as our Chief Operating Officer or Secretary, and the Employment Agreement, dated July 7, 2009, between the Company and Mr. Loughlin was terminated.  Additionally, pursuant to the Loughlin Separation Agreement, the Company agreed as follows:

●
The Company shall pay Mr. Loughlin severance in an aggregate gross amount equal to $750,000 (of which $27,711.19 has already been paid).  Such severance amount shall be paid to Mr. Loughlin as follows: Initially, the Company will pay Mr. Loughlin $4,167 in semi-monthly installments.  At such time, if any, as the Company successfully raises at least $4,000,000 in equity capital, the semi-monthly installments shall increase to $5,000.  At such time, if ever, as the Company achieves consolidated pre-tax profit of at least $3,000,000, the semi-monthly installments shall increase to $10,417, and at such time, if ever, as the Company achieves consolidated pre-tax profit of at least $10,000,000, the entire unpaid portion of the severance amount shall be paid.

●
In addition to the severance amounts described above, the Company shall pay Mr. Loughlin $12,500 as reimbursement for accrued vacation and expenses, such payment to be due at such time, if ever, as the Company successfully raises at least $4,000,000 in equity financing.  This $12,500 payment equals an agreed upon $50,000 payment to Mr. Loughlin as reimbursement for accrued vacation and expenses, less $37,500 already paid to him in respect of such amount.

●
The Company shall reimburse Mr. Loughlin for his COBRA premiums up to $1,495 per month for the shorter of 18 months or such earlier date on which Mr. Loughlin is eligible for health insurance under any other employment arrangement.

●
To the extent permitted by applicable Securities and Exchange Commission and Financial Industry Regulatory Association rules and regulations, the Company shall sponsor Mr. Loughlin for the Series 7 examination.

●
The Company agreed to issue Mr. Loughlin a fully-vested option to purchase 5,000,000 shares of our common stock at an exercise price equal to the lower of $0.375 per share or such lower price per share at which the Company issues employee stock options to any executive officer.  Mr. Loughlin’s Option Agreement, dated July 7, 2009, was terminated in full.

Additionally, pursuant to the Loughlin Separation Agreement, Mr. Loughlin waived any and all claims he may have against the Company or its affiliates, and the Company waived any and all claims it may have against Mr. Loughlin.

The Nikolson Separation Agreement formalizes Joseph Nikolson’s departure from the Company and the termination of his employment, and establishes June 18, 2010 as the effective date of such separation.  Mr. Nikolson is no longer serving as our Executive Vice President or as President of our Bonds.com, Inc. broker-dealer subsidiary, and the Employment Agreement, dated July 7, 2009, between the Company and Mr. Nikolson was terminated.  Additionally, pursuant to the Nikolson Separation Agreement, the Company agreed to pay Mr. Nikolson severance in an aggregate gross amount equal to $500,000 (of which $15,457 has already been paid).  Such severance amount shall be paid to Mr. Nikolson as follows: Initially, the Company will pay Mr. Nikolson $4,167 in semi-monthly installments.  At such time, if any, as the Company successfully raises at least $4,000,000 in equity capital, the semi-monthly installments shall increase to $5,000.  At such time, if ever, as the Company achieves consolidated pre-tax profit of at least $3,000,000, the semi-monthly installments shall increase to $10,417, and at such time, if ever, as the Company achieves consolidated pre-tax profit of at least $10,000,000, the entire unpaid portion of the severance amount shall be paid.  Additionally, at such time as the Company pays the final installment, it shall also pay Mr. Nikolson an additional $75,000.

Additionally, on September 29, 2010, the Company and Mr. Nikolson entered into an Amendment to Stock Option Agreement to amend Mr. Nikolson’s Option Agreement, dated July 7, 2009, to (a) confirm that the portion of such option permitting Mr. Nikolson to purchase 1,190,313 shares of our common stock is vested and to provide that such portion of the option may be exercised by Mr. Nikolson for the entire original term thereof (which lasts until July 7, 2019) (notwithstanding a provision in his option agreement that would have resulted in such portion of the option terminating 90 days after the termination of his employment), and (b) confirm that the balance of the option relating to 1,484,687 shares is terminated.

As a result of the Loughlin and Nikolson Separation Agreements, for the three and nine months periods, the Company recognized $611,233 and $476,017, respectively, and $1,170,321 of share based compensation related to Mr. Nikolson's vested options in other expenses.

Additionally, pursuant to the Nikolson Separation Agreement, Mr. Nikolson waived any and all claims he may have against the Company or its affiliates, and the Company waived any and all claims it may have against Mr. Nikolson.

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

Recent Financing

On October 19, 2010, the Company consummated a financing transaction pursuant to which, among other things, we sold equity securities for aggregate consideration equal to $1,950,000, comprised of $750,000 in cash and $1,200,000 through the cancellation of indebtedness owed by Holdings.  As part of this financing transaction, we also received commitments from the purchasers to purchase an additional $1,300,000 of our equity securities, subject to important conditions discussed below.  In connection with these financing transactions, we entered into a series of related material agreements.  This financing is part of a larger financing transaction that the Company is pursuing (the “Offering”).  There is no assurance that the Company will raise any additional funds pursuant to the Offering.  This financing transaction and the related material agreements are discussed in detail below.

Unit Purchase Agreement with Bonds MX LLC.

On October 19, 2010, we entered into a Unit Purchase Agreement with Bonds MX LLC (the “Bonds MX Purchase Agreement”).  On October 19, 2010, pursuant to the Bonds MX Purchase Agreement, among other things, we sold to Bonds MX LLC (“Bonds MX”) 12 “units” (each a “Series B Unit”), with each such Series B Unit comprised of (a) 100 shares of our newly-created Series B Convertible Preferred Stock, (b) a warrant to purchase 416,667 shares of our Common Stock at a purchase price of $0.24 per share, and (c) the right to receive up to 416,667 shares of our Common Stock if we fail to meet certain performance targets (“Performance Shares”).  The purchase price for each Series B Unit was $100,000, and the aggregate purchase price for the 12 Series B Units sold on October 19, 2010 was $1,200,000.  Bonds MX paid this purchase price through the cancellation of the Amended 15% Promissory Note, dated August 20, 2010, in the principal amount of $1,200,000 issued by Holdings to Bonds MX (the “Bonds MX Note”).

Additionally, pursuant to the Bonds MX Purchase Agreement, Bonds MX agreed to purchase an additional 8 Series B Units for an aggregate purchase price of $800,000 pursuant to closings on November 1 and December 1, 2010.  Pursuant to the Bonds MX Purchase Agreement, Bonds MX is required to purchase, and the Company is required to sell Bonds MX, 4 Series B Units for a purchase price of $400,000 at each of the November 1 and December 1, 2010 closings. Bonds MX’s obligation to purchase such additional Series B Units is subject to significant conditions, including the conditions that (a) UBS Securities LLC (“UBS Securities”) and its affiliates shall be continuing to perform under the Licensing and Services Agreement, dated January 11, 2010 (the “UBS Commercial Agreement”), by and among the Company, Bonds.com, Inc. and UBS Securities, in a manner substantially consistent with their current performance thereunder, (b) the UBS Commercial Agreement shall not have been terminated or modified in any manner adverse to the Company, and (c) the representations and warranties of the Company in the Bonds MX Purchase Agreement shall be true and correct in all material respects as of the date when made and as of the date of such additional closing.

Pursuant to the Bonds MX Purchase Agreement, the Company will be required to issue Performance Shares to Bonds MX if and to the extent that it generates less than $7,500,000 in revenue during the 12-month period following the final closing of the Offering.  If the Company generates at least $7,500,000 in revenue during such period, then it is not required to issue any Performance Shares.  If the Company generates zero revenue during such period, then it is required to issue all Performance Shares.  If the Company generates less than $7,500,000 but more than zero in revenue during such period, the Company is required to issue a pro rata portion of the Performance Shares.

The 12 Series B Units sold to Bonds MX on October 19, 2010 constitute, in the aggregate, (a) 1,200 shares of our Series B Convertible Preferred Stock, (b) warrants to purchase 5,000,000 shares of our Common Stock, and (c) the right to receive up to 5,000,000 Performance Shares.  As discussed in more detail below, the Series B Convertible Preferred Stock has a stated value of $1,000 per share and is convertible, at the option of the holder, into shares of our Common Stock at a conversion price of $0.24 per share.  Accordingly, the 1,200 shares of our Series B Convertible Preferred Stock issued at the October 19, 2010 closing are convertible for up to 5,000,000 shares of our Common Stock.

If the additional 8 Series B Units are sold pursuant to the Bonds MX Purchase Agreement, a total of 20 Series B Units will have been sold.  Those 20 Series B Units would constitute, in the aggregate, (b) 2,000 shares of our Series B Convertible Preferred Stock, which would be convertible for up to 8,333,333 shares of our Common Stock, (b) warrants to purchase 8,333,333 shares of our Common Stock, and (c) the right to receive up to 8,333,333 Performance Shares.

Additionally, the Bonds MX Purchase Agreement contains provisions pursuant to which significant adjustments may be made to the terms and amount of securities issued to Bonds MX pursuant to this transaction.  Those adjustment provisions are discussed in more detail below.

Edwin L. Knetzger, III, Co-Chairman and a member of our Board of Directors, provided Bonds MX with $800,000 of the $1,000,000 it loaned Holdings pursuant to the Bonds MX Note, is a significant equity owner in Bonds MX and, pursuant to the Bonds MX Purchase Agreement, agreed to fund $200,000 of the funds Bonds MX will require to consummate the additional closings on November 1 and December 1, 2010.

Unit Purchase Agreement with UBS Americas Inc.

On October 19, 2010, simultaneously with our entry into the Bonds MX Purchase Agreement, we entered into a Unit Purchase Agreement with UBS Americas Inc. (the “UBS Purchase Agreement”).  On October 19, 2010, pursuant to the UBS Purchase Agreement, among other things, we sold to UBS Americas Inc. (“UBS Americas”) 7.5 “units” (each a “Series B-1 Unit”), with each such Series B-1 Unit comprised of (a) 100 shares of our newly-created Series B-1 Convertible Preferred Stock, (b) a warrant to purchase 4,166.67 shares of our existing Series A Participating Preferred Stock (the “Series A Preferred”) at a purchase price of $24.00 per share, and (c) the right to receive up to 4,166.67 shares of our Series A Preferred if we fail to meet certain performance targets (“Series A Performance Shares”).  The purchase price for each Series B-1 Unit was $100,000, and the aggregate purchase price for the 7.5 Series B-1 Units sold on October 19, 2010 was $750,000 in cash.

Additionally, pursuant to the UBS Purchase Agreement, UBS Americas agreed to purchase an additional 5 Series B-1 Units for an aggregate purchase price of $500,000 pursuant to closings on November 1 and December 1, 2010.  Pursuant to the UBS Purchase Agreement, UBS Americas is required to purchase, and the Company is required to sell UBS, 2.5 Series B-1 Units for a purchase price of $250,000 at each of the November 1 and December 1, 2010 closings. UBS America’s obligation to purchase such additional Series B-1 Units is subject to significant conditions, including the conditions that (a) the corresponding additional closing under the Bonds MX Purchase Agreement shall have occurred and Bonds MX shall have purchased at least 4 units at such corresponding closing, (b) the Company shall not have taken steps to seek protection pursuant to any bankruptcy law, and (c) the representations and warranties of the Company in the UBS Purchase Agreement shall be true and correct in all material respects as of the date when made and as of the date of such additional closing.

Pursuant to the UBS Purchase Agreement, the Company will be required to issue Series A Performance Shares to UBS Americas if and to the extent that it generates less than $7,500,000 in revenue during the 12-month period following the final closing of the Offering.  If the Company generates at least $7,500,000 in revenue during such period, then it is not required to issue any Series A Performance Shares.  If the Company generates zero revenue during such period, then it is required to issue all Series A Performance Shares.  If the Company generates less than $7,500,000 but more than zero in revenue during such period, the Company is required to issue a pro rata portion of the SeriesA Performance Shares.

The 7.5 Series B-1 Units sold to UBS Americas on October 19, 2010 constitute, in the aggregate, (a) 750 shares of our Series B-1 Convertible Preferred Stock, (b) warrants to purchase 31,250 shares of our Series A Preferred, and (c) the right to receive up to 31,250 Series A Performance Shares.  As discussed in more detail below, the Series B-1 Convertible Preferred Stock has a stated value of $1,000 per share and is convertible, at the option of the holder, into shares of our Common Stock at a conversion price of $0.24 per share.  Accordingly, the 750 shares of our Series B-1 Convertible Preferred Stock issued at the October 19, 2010 closing are convertible for up to 3,125,000 shares of our Common Stock.  As further discussed below, the Series B-1 Convertible Preferred Stock may also be mandatorily converted to shares of our Series A Preferred at a conversion price of $24.00 per share (and using the same $1,000 stated value).  Accordingly, the 750 shares of our Series B-1 Convertible Preferred Stock issued at the October 19, 2010 closing could be mandatorily converted into 31,250 shares of our Series A Preferred.

If the additional 5 Series B-1 Units are sold pursuant to the UBS Purchase Agreement, a total of 12.5 Series B-1 Units will have been sold.  Those 12.5 Series B-1 Units would constitute, in the aggregate, (b) 1,250 shares of our Series B-1 Convertible Preferred Stock, which would be convertible for up to 5,208,333 shares of our Common Stock or mandatorily convertible into 52,083 shares of our Series A Preferred, (b) warrants to purchase 52,083 shares of our Series A Preferred, and (c) the right to receive up to 52,083 Series A Performance Shares.

Additionally, the UBS Purchase Agreement contains provisions pursuant to which significant adjustments may be made to the terms and amount of securities issues to UBS Americas pursuant to this transaction.  Those adjustment provisions are discussed in more detail below.

Adjustment Provisions of the Bonds MX and UBS Purchase Agreements.

The Bonds MX and UBS Purchase Agreements contain provisions pursuant to which significant adjustments may be made to the terms and amount of the securities issued to Bonds MX and UBS Americas pursuant to the financing transactions summarized above.

First, if pursuant to any other investment that is part of the Offering, the Company provides a more favorable price to another investor or provides another investor a greater number of warrants or rights to receive a greater  number of Performance Shares or Series A Performance Shares, then applicable adjustments shall be made to the transactions with Bonds MX and UBS Americas (by issuance of additional shares, warrants or rights or by the amendment of the previously issued warrants, depending on the circumstances) so that Bonds MX and UBS Americas receive the same economic bargain as such additional investor.

Second, if, on or before December 15, 2010, the Company shall not have sold securities pursuant to the Offering for an aggregate purchase price of at least $8,000,000 (including the surrender, cancellation or conversion of indebtedness), the Company is required to issue to UBS Americas, Bonds MX and each other purchaser in such Offering who shall have purchased its securities on or before October 31, 2010 (UBS Americas, Bonds MX and each other qualifying purchaser are referred to as a “Protected Purchaser”) additional shares of Series B Convertible Preferred Stock and/or Series B-1 Convertible Preferred Stock (based on the type of security previously purchased by them in the Offering) and shall amend the warrants issued to each Protected Purchaser, each as summarized below.

The number of additional shares of Series B Convertible Preferred Stock or Series B-1 Convertible Preferred Stock to which each Protected Purchaser shall be entitled shall be determined as follows: (a) UBS Americas shall be issued a number of additional shares of Series B-1 Convertible Preferred Stock such that, taken together with all other shares of capital stock held by UBS Americas or issuable upon exercise or conversion of securities held by UBS Americas, UBS Americas shall hold 19.9% of the capital stock of the Company (assuming for these purposes that no other holder of options, warrants or convertible securities exercises or converts such securities); and (b) each other Protected Purchaser shall be issued a proportionate number of additional shares as the number issued to UBS Americas.

The exercise price of the warrants issued to UBS Americas and each other Protected Purchaser shall be adjusted to equal the effective price per share in such financing after taking into account the foregoing additional issuances.

The adjustment provisions in the Bonds MX Purchase Agreement and UBS Purchase Agreement are subject to the limitation that if and to the extent the issuance of any additional shares of capital stock or other securities pursuant to such provisions would result in the Company exceeding its authorized shares of Common Stock or Preferred Stock, then the application of such adjustment provision shall be limited to the extent necessary so that such issuance does not cause the Company to exceed its authorized capital.

Series B Stockholders Agreement

As a requirement of UBS America’s investment, on October 19, 2010, the Company, UBS Americas and Bonds MX entered into a Series B Stockholders’ Agreement setting forth certain agreements among and between the Company and such stockholders (the “Stockholders’ Agreement”).

Pursuant to the Stockholders’ Agreement, in the event that Bonds MX seeks to sell its shares of Series B Convertible Preferred Stock, warrants or shares of Common Stock, UBS Americas shall have the right to sell a pro rata portion of its similar securities along with Bonds MX.  Alternatively, the Company, at its option, may redeem the applicable securities from UBS Americas and Bonds MX would be permitted to sell its shares free of such obligation.  The foregoing obligations do not apply to transfers to certain permitted transferees, bona fide pledges and pledges outstanding as of the date of the Stockholders’ Agreement.  Such obligations also do not apply to sales of less than 10% of the securities held by Bonds MX.

Additionally, if, after the date of the Stockholders’ Agreement, any person acquires shares of Series B Convertible Preferred Stock or Series B-1 Convertible Preferred Stock, the Company shall use its reasonable best efforts to have such stockholder become a party to the Stockholders’ Agreement.  Additionally, the Company is prohibited from issuing any shares of its Series B Convertible Preferred Stock or Series B-1 Convertible Preferred Stock unless the purchaser becomes a party to the Stockholders’ Agreement.

Registration Rights Agreement

In connection with the financing transactions described above, on October 19, 2010, the Company entered into a Registration Rights Agreement with UBS Americas and Bonds MX (the “Registration Rights Agreement”).  The Registration Rights Agreement requires the Company to file a registration statement with the Securities and Exchange Commission covering the resale of all of the shares of Common Stock issuable upon conversion of the Series B Convertible Preferred Stock and Series B-1 Convertible Preferred Stock sold to UBS Americas and Bonds MX, all of the shares of Common Stock issuable upon exercise of the warrants sold to Bonds MX, all of the Performance Shares and all of the shares of Common Stock issuable to investors who purchase securities as part of the Offering.  The Company is required to file such registration statement not later than five days following the six month anniversary of the final closing of the Offering.

The Registration Rights Agreement also provides UBS Americas, Bonds MX and any subsequent investors in the same Offering “piggy back” registration rights with respect to certain registration statements filed by the Company for its own sale of shares of Common Stock or resales of shares of Common Stock by other stockholders.

Amendments to Certain Convertible Secured Promissory Notes

On October 19, 2010, the Company entered into an Amendment No. 2 to Convertible Secured Promissory Notes with the holder of a majority in principal amount of our Convertible Secured Promissory Notes issued on September 24, 2008, an Amendment No. 1 to Convertible Secured Promissory Note with the holder of our Convertible Secured Promissory Note issued on April 30, 2009 and an Amendment No. 1 to Convertible Secured Promissory Notes with the holders of our Convertible Secured Promissory Notes issued on June 8, 2009 (collectively, the “Note Amendments”).  The Note Amendments restructure approximately $2,990,636 of our outstanding Convertible Secured Promissory Notes (the “Subject Notes”) as follows:

●
The maturity date of each of the Subject Notes was extended until October 12, 2013; provided, however, that from and after April 12, 2012, the holders of the Subject Notes may make a written demand to the Company for the payment of the entire unpaid principal balance thereof together with all accrued but unpaid interest thereon and the Company shall be required to repay such outstanding principal and interest within ninety (90) days of its receipt of such demand.

●
The conversion price of the Subject Notes was fixed at $0.24 per share (which was the then current conversion price of the Subject Notes as a result of adjustments based on the price per share of Common Stock issued in the Company’s recently completed warrant exchange offer).  Such conversion price is subject to further adjustment on the occurrence of certain events described below.  However, except as set forth below, the “full-ratchet” adjustment provision of the Subject Notes was eliminated.

●
In the event the Company sells securities pursuant to the Offering at an effective price per common share of less than $0.24, then the conversion price of the Subject Notes shall be reduced to such lower price.  After the completion of the Offering, the Subject Notes will not have any “full-ratchet” adjustment.

●
Holders of the Subject Notes shall have the right to receive up to 12,460,983 shares of our Common Stock based on the same performance thresholds and calculations as the Performance Shares issuable to Bonds MX and Series A Performance Shares issuable to UBS Americas (the “Noteholder Performance Shares”).

●
If additional securities are issued to UBS Americas and Bonds MX or adjustments are made to the terms of the securities previously issued to them pursuant to the adjustment provisions summarized above, the holders of the Subject Notes would receive the same proportionate adjustment.

Amendment and Release Agreements with John J. Barry III and John J. Barry IV

On October 19, 2010, the Company entered into an Amendment and Release with John J. Barry III (the “JBIII Amendment and Release”) and an Amendment and Release with John J. Barry IV (the “JBIV Amendment and Release”).

The JBIII Amendment and Release sets forth the following terms and conditions, among others:

●
The Company agreed to make the following payments to John J. Barry III pursuant to the outstanding Grid Promissory Note, dated January 29, 2008, issued by the Company to John J. Barry III in the principal amount of $250,000 (the “Grid Note”): (a) at such time as the aggregate gross proceeds to the Company from the Offering equal a minimum of $2,000,000 (inclusive of the conversion or cancellation of outstanding indebtedness), the Company shall make a $50,000 payment to John J. Barry III (the “Initial JBIII Payment”), (b) at such time as such gross proceeds equal at least $4,000,000, the Company shall pay an additional $100,000 to John J. Barry III, and (c) at such time as such proceeds equal at least $10,000,000, the Company shall pay off the balance of the Grid Note.

●
Effective upon the Company’s payment of the Initial JBIII Payment, John J. Barry III and certain of his affiliates released the Company and its affiliates from any and all claims that he may have against them, and the Company released John J. Barry III and certain of his affiliates from any and all claims it may have against them.

●
To the extent permitted by applicable law, the Company agreed to indemnify John J. Barry III from any claims that any third parties (a) may at any time have against him as a result of, relating to, or arising out of the Offering or any similar or related financing or transaction and/or (b) have ever had or may at any time have as a result of, relating to, or arising from John J. Barry III’s relationship (whether by statute, contract, or otherwise) with the Company.

●
From the date of the JBIII Amendment and Release until December 31, 2010, John J. Barry III shall not require any payment of principal or interest or other amounts under the Grid Note except as and to the extent summarized above.  After December 31, 2010, John J. Barry III shall be permitted to seek to enforce the Grid Note in accordance with the provisions thereof.

The JBIV Amendment and Release sets forth the following terms and conditions, among others:

●
The Company agreed to make the following outstanding and accelerated payments to John J. Barry IV pursuant to the letter agreement, dated February 26, 2010 (which provides for the payment to John J. Barry IV of approximately $1,200,000 over a period of three years, some of which has previously been paid) (the “Letter Agreement”): (a) at such time as the aggregate gross proceeds to the Company from the Offering equal a minimum of $2,000,000 (inclusive of the conversion or cancellation of outstanding indebtedness), the Company shall make a $50,000 payment to John J. Barry IV (the “Initial JBIV Payment”), (b) at such time as such gross proceeds equal at least $4,000,000, the Company shall pay an additional $100,000 to John J. Barry IV, (c) at such time as such proceeds equal at least $6,000,000, the Company shall pay an additional $240,000, (d) at such time as such proceeds equal at least $8,000,000, the Company shall pay an additional $240,000, and (e) at such time as such proceeds equal at least $10,000,000, the Company shall pay the balance of the future payments due under the Letter Agreement (which would equal an additional $340,000).

●
Effective upon the Company’s payment of the Initial JBIV Payment, John J. Barry IV and certain of his affiliates released the Company and its affiliates from any and all claims that he may have against them, and the Company released John J. Barry IV and certain of his affiliates from any and all claims it may have against them.

●
To the extent permitted by applicable law, the Company agreed to indemnify John J. Barry IV from any claims that any third parties (a) may at any time have against him as a result of, relating to, or arising out of the Offering or any similar or related financing or transaction and/or (b) have ever had or may at any time have as a result of, relating to, or arising from John J. Barry IV’s relationship (whether by statute, contract, or otherwise) with the Company.

●
From the date of the JBIV Amendment and Release until December 31, 2010, John J. Barry IV shall not require any payment of principal or interest or other amounts under the Letter Agreement except as and to the extent summarized above.  After December 31, 2010, John J. Barry IV shall be permitted to seek to enforce the Letter Agreement in accordance with the provisions thereof.

On October 19, 2010, the Company paid the Initial JBIII Payment and Initial JBIV Payment.

Termination of Revenue Sharing Arrangement; Additional Agreements

On October 19, 2010, the Company and Radnor Research and Trading Company, LLC terminated the Restated Revenue Sharing Agreement dated November 13, 2009 (the “Revenue Sharing Agreement”).  Prior to its termination, the Revenue Sharing Agreement required the Company to pay Radnor Research and Trading Company, LLC an amount equal to between 14% and 35% of all revenue (net of clearing costs and other allocated costs) generated by transactions on the Bonds.com platform by persons or entities referred to the Company by Radnor Research and Trading Company, LLC.  UBS Securities and other potentially large users of the Bonds.com platform were referred to the Company by Radnor Research and Trading Company, LLC, and the future amounts payable under the Revenue Sharing Agreement were potentially very significant.

In order to secure the termination of the Revenue Sharing Agreement and in cancellation of an additional contractual obligation in the potential amount of $432,000, on October 19, 2010, the Company entered into a Termination and Release Agreement with Mark G. Hollo, The Fund LLC and Black-II Trust (the “Termination and Release Agreement”).  Pursuant to the Termination and Release Agreement, among other things, the Company (a) issued to Black-II Trust a warrant to purchase 10,000,000 shares of our Common Stock at a purchase price of $0.24 per share, and (b) agreed to pay Black-II Trust an aggregate of $250,000 in four equal installments at such time, if ever, as the gross proceeds from the Offering (including the conversion of indebtedness) exceeds $5,000,000.  In exchange, Mark G. Hollo provided his required consent to the termination of the Revenue Sharing Agreement, and The Fund LLC agreed to terminate the above-referenced contractual obligation.  The foregoing warrant contains, among other things, a single demand registration right on Form S-3 at such time, if ever, as the Company is eligible to use Form S-3 and “piggy back” registration rights with respect to certain registration statements filed by the Company for its own sale of shares of Common Stock or resales of shares of Common Stock by other stockholders.

UBS Americas Exchange Agreement

On October 19, 2010, the Company and UBS Americas entered into an Exchange Agreement (the “Exchange Agreement”) pursuant to which, among other things, UBS Americas cancelled its Ordinary Purchase Rights Certificate and in exchange the Company issued to UBS Americas 38,896 shares of Series A Preferred.  The Ordinary Purchase Rights Certificate was issued by the Company to UBS Americas on January 11, 2010, and, prior to its cancellation and exchange, evidenced the right to purchase 137,280 shares of our Series A Preferred for a purchase price of $37.50 per share.

As summarized above, on October 19, 2010, the Company and Radnor Research and Trading Company, LLC terminated the Revenue Sharing Agreement.  Prior to its termination, the Revenue Sharing Agreement required the Company to pay Radnor Research and Trading Company, LLC an amount equal to between 14% and 35% of all revenue (net of clearing costs and other allocated costs) generated by transactions on the Bonds.com platform by persons or entities referred to the Company by Radnor Research and Trading Company, LLC.  UBS Securities and other potentially large users of the Bonds.com platform were referred to the Company by Radnor Research and Trading Company, LLC, and the future amounts payable under the Revenue Sharing Agreement were potentially very significant.

As summarized above, on October 19, 2010, the Company sold 12 Series B Units to Bonds MX for an aggregate purchase price of $1,200,000, which was paid by the cancellation of the Bonds MX Note, and 7.5 Series B-1 Units to UBS Americas for an aggregate purchase price of $750,000 cash.

Pursuant to the Bonds MX Purchase Agreement, Bonds MX agreed to purchase an additional 8 Series B Units for an aggregate purchase price of $800,000 pursuant to closings on November 1 and December 1, 2010.  Pursuant to the Bonds MX Purchase Agreement, Bonds MX is required to purchase, and the Company is required to sell Bonds MX, 4 Series B Units for a purchase price of $400,000 at each of the November 1 and December 1, 2010 closings, subject to the conditions summarized above.

As summarized above, pursuant to the Bonds MX Purchase Agreement, the UBS Purchase Agreement and the Note Amendments, the Company will be required to issue Performance Shares, Series A Performance Shares and Noteholder Performance Shares to Bonds MX, UBS Americas and the holders of the Subject Notes, respectively, if and to the extent that the Company generates less than $7,500,000 in revenue during the 12-month period following the final closing of the Offering.  If the Company generates at least $7,500,000 in revenue during such period, then it is not required to issue any Performance Shares, Series A Performance Shares or Noteholder Performance Shares.  If the Company generates zero revenue during such period, then it is required to issue all Performance Shares, Series A Performance Shares and Noteholder Performance Shares.  If the Company generates less than $7,500,000 but more than zero in revenue during such period, the Company is required to issue a pro rata portion of the Performance Shares, Series A Performance Shares and Noteholder Performance Shares.

The 12 Series B Units sold to Bonds MX on October 19, 2010 constitute, in the aggregate, (a) 1,200 shares of our Series B Convertible Preferred Stock, (b) warrants to purchase 5,000,000 shares of our Common Stock, and (c) the right to receive up to 5,000,000 Performance Shares.  The Series B Convertible Preferred Stock has a stated value of $1,000 per share and is convertible, at the option of the holder, into shares of our Common Stock at a conversion price of $0.24 per share.  Accordingly, the 1,200 shares of our Series B Convertible Preferred Stock issued at the October 19, 2010 closing are convertible for up to 5,000,000 shares of our Common Stock.

If the additional 8 Series B Units are sold pursuant to the Bonds MX Purchase Agreement, a total of 20 Series B Units will have been sold.  Those 20 Series B Units would constitute, in the aggregate, (b) 2,000 shares of our Series B Convertible Preferred Stock, which would be convertible for up to 8,333,333 shares of our Common Stock, (b) warrants to purchase 8,333,333 shares of our Common Stock, and (c) the right to receive up to 8,333,333 Performance Shares.

The 7.5 Series B-1 Units sold to UBS Americas on October 19, 2010 constitute, in the aggregate, (a) 750 shares of our Series B-1 Convertible Preferred Stock, (b) warrants to purchase 31,250 shares of our Series A Preferred, and (c) the right to receive up to 31,250 Series A Performance Shares.  The Series B-1 Convertible Preferred Stock has a stated value of $1,000 per share and is convertible, at the option of the holder, into shares of our Common Stock at a conversion price of $0.24 per share.  Accordingly, the 750 shares of our Series B-1 Convertible Preferred Stock issued at the October 19, 2010 closing are convertible for up to 3,125,000 shares of our Common Stock.  The Series B-1 Convertible Preferred Stock may also be mandatorily converted to shares of our Series A Preferred at a conversion price of $24.00 per share (and using the same $1,000 stated value).  Accordingly, the 750 shares of our Series B-1 Convertible Preferred Stock issued at the October 19, 2010 closing could be mandatorily converted into 31,250 shares of our Series A Preferred.

If the additional 5 Series B-1 Units are sold pursuant to the UBS Purchase Agreement, a total of 12.5 Series B-1 Units will have been sold.  Those 12.5 Series B-1 Units would constitute, in the aggregate, (b) 1,250 shares of our Series B-1 Convertible Preferred Stock, which would be convertible for up to 5,208,333 shares of our Common Stock or mandatorily convertible into 52,083 shares of our Series A Preferred, (b) warrants to purchase 52,083 shares of our Series A Preferred, and (c) the right to receive up to 52,083 Series A Performance Shares.

The Noteholder Performance Shares constitute up to 12,460,983 shares of our Common Stock.

Additionally, on October 19, 2010, the Company issued Black-II Trust a warrant to purchase 10,000,000 shares of our Common Stock at an purchase price of $0.24 per share.  This warrant was issued in exchange for affiliates of Black-II Trust consenting to terminate the Revenue Sharing Agreement and another contractual arrangement.

On October 19, 2010, the Company issued to UBS Americas 38,896 shares of Series A Preferred in exchange for the cancellation of its previously outstanding Ordinary Purchase Rights Certificate.

The foregoing issuances were made in reliance on the exemptions from registration set forth in Section 4(2) of the Securities Act and Rule 506 of Regulation D promulgated under the Securities Act based on representations and warranties made by purchasers and other factors.

In connection with the financing transactions summarized above, on October 19, 2010 the Company amended its Certificate of Incorporation by filing (a) a Certificate of Increase of Series A Participating Preferred Stock, which increased the authorized shares of the Company’s Series A Preferred from 200,000 to 450,000 shares, and (b) a Certificate of Designation of Series B Convertible Preferred Stock and B-1 Convertible Preferred Stock (the “Certificate of Designation”) which authorized and created 20,000 shares of Series B Convertible Preferred Stock (the “Series B Preferred”) and 6,000 shares of Series B-1 Convertible Preferred Stock (the “Series B-1 Preferred”).  The shares of Series B Preferred and Series B-1 Preferred Stock have the following rights, privileges and preferences, among others, as more fully set forth in the Certificate of Designation:

●
the Series B Preferred and Series B-1 Preferred each have a stated value of $1,000 and are initially convertible at the option of the holder into shares Common Stock at a conversion price of $0.24 per share, for an initial conversion ratio of 4,167 shares of Common Stock for each share of Series B Preferred and Series B-1 Preferred;

●
the Series B Preferred is mandatorily convertible into shares of our Common Stock upon our shares of Common Stock attaining a closing trading price equal to 150% of the then applicable conversion price for 20 consecutive trading days on average daily trading volume of at least 250,000 shares;

●
the Series B-1 Preferred is mandatorily convertible into shares of our Series A Preferred (at a conversion price of $24.00 per share and using the same $1,000 stated value) upon our shares of Common Stock attaining a closing trading price equal to 150% of the then applicable conversion price for 20 consecutive trading days on average daily trading volume of at least 250,000 shares;

●
dividends of 8% per annum shall accrue on the Series B Preferred and Series B-1 Preferred but only be payable as, if and when declared by the Company’s Board of Directors or as part of the liquidation or change of control preference summarized below;

●
holders of shares of Series B Preferred and Series B-1 Preferred shall be entitled to a preferential payment (prior to any payment to holders of Series A Preferred or Common Stock) upon a liquidation or change of control, which payment shall be equal to the greater of (1) $1,200 per share plus all accrued but unpaid dividends, or (2) the amount that would have been received by the holder had they optionally converted their shares of Series B Preferred or Series B-1 Preferred into Common Stock prior to the liquidation or change of control;

●	holders of Series B Preferred have the right to vote with holders of Common Stock on an as-converted basis; and

●
holders of Series B Preferred and Series B-1 Preferred have the right to approve (by a majority of the Series B Preferred and Series B-1 Preferred voting together as a single class) certain corporate actions, including the incurrence of indebtedness for borrowed money unless the Company would have, after giving effect to such incurrence, an EBITDA-to-interest ratio of at least 2:1.

Exchange Offer

The aggregate number of shares issuable upon exercise of all Warrants of each class (when taken as a whole) that were validly tendered on October 7, 2010 was 95,768,645, which represents approximately 85.64% of the shares issuable upon the exercise of all Warrants.

The Company accepted for exchange all Warrants validly tendered and not withdrawn on October 7, 2010.  The aggregate number of shares of the Company’s Common Stock to be issued in exchange for all of such Warrants is 27,539,717.

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

In 2009, we also began developing BondStation Pro, an electronic trading platform that caters to professional traders and large institutional investors. Similar to the BondStation platform, BondStation Pro also provides users with the ability to obtain real-time executable bids or offers from the same pool of fixed income securities, but with increased functionality. Users are able to customize screens and utilize dynamic filtering capabilities to quickly and easily select and view only those market areas that meet their criteria. The platform supports a broad range of trading opportunities, offering cutting edge technology solutions for list trading, Application Programming Interface (“API”) based order submission, and user portfolio specific market views.  In December of 2009, we filed a Form ATS (alternative trading system) with the United States Securities and Exchange Commission (“SEC”) and Financial Industry Regulatory Authority (“FINRA”). We received FINRA and S.E.C. approval.

Our business requires significant expenditures on software and hardware to support the anticipated volume of online activity associated with our BondStation and BondStation Pro electronic trading platforms. A substantial portion of our working capital has been utilized to contract with third parties for computer programming, information and data feeds, servers with backup locations and onsite computer trading equipment.  Also, during the quarter ended March 31, 2010, the Company expanded its operations in its New York City location by adding additional office space and increasing employee headcount. If we do not generate revenues at the levels projected in our business plan and/or do not become profitable in the timeframe expected, we will need to raise additional capital. We may not be able to obtain additional financing, if needed, in amounts or on terms acceptable to us, if at all. If we are not able to timely and successfully raise additional capital and/or achieve profitability or positive cash flow, our operating business, financial condition, cash flows and results of operations may be materially and adversely affected.

Earnings  Overview

The Company incurred a loss of $1.8 million for the three months ended September 30, 2010.  During the three months ended September 30, 2009, the Company incurred a loss of $2.8 million, which is a change of approximately $1.0 million.  The net change was due largely to the recognition of unrealized gains on derivative financial instruments which was a direct result of the adoption of the Contracts in Entity’s Own Equity Topic of FASB ASC 815-40-15.  During the three months ended September 30, 2010, the Company recognized an unrealized gain on derivative financial instruments of $4.5 million, which is a difference of $5 million from the prior year quarter of a loss of $0.5 million.

Revenue

Total revenue decreased by 40% to $0.6 million from $1million for the three months ended September 30, 2010, compared to the same period in 2009. Sales revenues from trading in fixed income securities are generated by spreads we receive equal to the difference between the prices at which we sell securities on our BondStation and BondStation Pro trading platforms and the prices we pay for those securities. Given that our revenue is measured as a function of the aggregate value of the securities traded, our per trade revenue varies to a great deal based on the size of the applicable trade. The decrease in revenues was mainly due to a decrease in the average size of trades from the same quarter in the prior year.

Gross Margin

Gross margin as a percentage of sales, or gross margin, decreased by 700 basis points to 79% for the three months ended September 30, 2010 compared to the prior year quarter ended September 30, 2009 of 86%.  The decrease in gross margin was driven by the marginal costs per trade which are not variable and which is not based on the size of the traded securities.  The Company noted an increase in the number of trades for the quarter ended September 30, 2010 compared to the prior year quarter ended September 30, 2009, however, the average size per trade decreased. Based on the Company’s current operating costs to date, our marginal costs of executing and settling a trade over our systems, inclusive of clearing fees and licensing fees range between $13 and $22 per trade.  Our operating costs may change in the future as we increase in size and are able to obtain more favorable terms with our vendors.

Operating Expenses

Operating expenses decreased 6%, or $0.3million, to $2.4 million from $2.7 million for the three months ended September 30, 2010 compared to September 30, 2009.  The decrease was driven by decreases in payroll and miscellaneous costs of $1 million for the three months ended September 30, 2010, offset by increase in technology, rent, legal, accounting and other professional fees and marketing and other expenses of $0.8 million when compared to the same period in the prior year.  For the nine months ended September 30, 2010, the Company’s operating expenses increased by $4.3 million when compared to the period in the prior year. The increase was attributable to payroll, technology and communication, rent and occupancy and other operating expenses, increasing by $4.4 million, offset by decreases in depreciation and amortization of $0.1 million.

Other Income and Expense

Other income and expense increased $2.7 million for the three month period ended September 30, 2010 compared to September 30, 2009.  The increase was attributable to the Loughlin and Nikolson Separation Agreements of $611,233 ad $467,017, respectively, and $1,170,321 of a share based compensation related to Mr. Nikolson's vested options.

Liquidity and Capital Resources

As of September 30, 2010, the Company had total current assets of approximately $0.3 million comprised of cash and cash equivalents, deposits with clearing organizations, and prepaid expenses and other assets.  This compares with current assets of approximately $4.2 million, comprised of cash and cash equivalents, investment securities, deposits with clearing organizations, and prepaid expenses and other assets, as of December 31, 2009.  As of September 30, 2010 and December 31, 2009, $ .2 million and $1.3 million, respectively, of current assets were classified as deposits with clearing organizations.  The decrease was the result of the Company using cash and cash equivalents available as of December 31, 2009 for operations in during the quarter period ended September 30, 2010.

The Company’s current liabilities as of September 30, 2010 totaled approximately $6.1 million, comprised of accounts payable and accrued expenses of approximately $4.7 million, liabilities under derivative financial instruments of $.1 million, notes payable due to related parties within the next 12 months of approximately $1.5 million, and other notes payable due prior to September 30, 2011 of approximately $.1 million.  This compares to current liabilities at December 31, 2009 of approximately $10.1 million, comprised of accounts payable and accrued expenses of approximately $2.7 million, liabilities under derivative financial instruments of $3.5 million, notes payable due to related parties of approximately $0.6 million, and other notes payable of approximately $3.2 million due within the next 12 months.

As of September 30, 2010, we had negative working capital of approximately $5.8 million, which includes primarily accounts payable and accrued expenses and notes payable to third parties and others of $4.8 million, $1.1 million and .1 million, respectively, and convertible notes payable of approximately $.02 million. We currently do not believe we have sufficient liquidity to satisfy all other current obligations when they come due; however, management is actively pursuing additional financing in amounts and on terms acceptable to us or the restructuring of certain obligations and arrangements to obtain the necessary liquidity. There is no assurance that those efforts will be successful. If we are unable to secure additional funding or restructure certain obligations, the holders of the note may exercise their rights as a creditor of the Company, which could materially impair our ability to continue to operate our business.

The Company faces a liquidity crisis. Historically, we have satisfied our funding needs primarily through equity and debt financings, and we need to raise additional funding promptly or we risk a cessation or interruption in our business. As of November 9, 2010, the Company had cash on hand and liquid deposits with clearing organizations in the total amount of approximately $1.2 million which includes the proceeds from the recent financings described in Note 18. We intend to use the majority of these funds for working capital purposes. Management anticipates that our current liquidity, along with cash generated from revenues, will be sufficient for sustaining our operating activities only until approximately the end of December 2010. While we are actively negotiating for additional equity investments by existing and new investors, there is no assurance that we will be successful in raising additional capital. If we are unable to raise sufficient capital in the very near term, we may experience an interruption or cessation of our business and may be forced to seek reorganization or liquidation under U.S. bankruptcy laws. For these reasons and others, there is substantial doubt about our ability to continue as a going concern.

The Company is actively pursuing additional equity capital from existing and new investors. These potential investors have discussed potential terms of their investments which include, among other things, a valuation of the Company that would significantly dilute the ownership stake of existing stockholders and result in such investors potentially owning at least a majority of the Company’s Common Stock. The final terms of any such investment – including the valuation of the Company – have not been determined. Nevertheless, it appears that the Company will not be able to raise additional equity capital, if at all, except at a valuation that will be significantly dilutive to existing investors. Dilution to existing stockholders pursuant to any equity financing will be exacerbated as a result of such anticipated lower price per share triggering full-ratchet antidilution protection of certain outstanding convertible securities, unless we obtain waivers.

The following is a summary of the Company's cash flows provided by (used in) operating, investing, and financing activities for the nine months ended September 30, 2010 and 2009 (in 000’s):

	Nine Months Ended September 30, 2010	Nine Months Ended September 30, 2009
Net cash used in operating activities	$(4,942)	$(2,637)
Net cash (used in)	$(18)	$(26)
Net cash provided by financing activities	$2,378	$2,478
Net (decrease) in cash	$(2,582)	$(185)

Net cash used in operations for the first nine months of 2010 was $4.9 million, compared with a use of cash of $2.6 million for the first nine months of 2009. The increase in cash usage in 2010 was due to higher expenses over the same period last year and lower revenues.  The higher expenses in 2010 were primarily for payroll, technology and communication costs, and professional fees.

Net cash used in investing for the first nine months of 2010 was $0.02 million, compared with a use of cash of $0.03 million for the first nine months of 2009.  We currently continue to expand and fund our operations primarily through financing activities.

Net cash provided by financing activities were approximately $2.4 million for the first nine months of 2010, compared with cash provided by financing activities of $2.5 million in the first nine months of 2009. Cash flows provided by financing activities in 2010 reflected the issuance of approximately $0.7 million in common stock, $1.8 million in Series A Preferred Stock and $0.7 million of secured convertible notes.  These amounts were offset by payments of debt made during the quarter ended march 31, 2010 of $1.1 million. Cash flows provided by financing activities for the first nine months of 2009 reflected proceeds from the issuance of $1.0 million of promissory notes payable.

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

 See Note 18 in respect to recent financing.
Going Concern

Our independent auditors have added an explanatory paragraph to their audit opinion issued in connection with the consolidated financial statements of Bonds.com Group, Inc. for the years ended December 31, 2009 and 2008, with respect to their doubt about our ability to continue as a going concern due to our recurring losses from operations and our accumulated deficit. We have a history of operating losses since our inception in 2005, and have a working capital deficit of approximately $10.2 million and an accumulated deficit of approximately $23.5 million at September 30, 2010, which together raises doubt about the Company’s ability to continue as a going concern.  Our ability to continue as a going concern will be determined by our ability to sustain a successful level of operations and to continue to raise capital from debt, equity and other sources. The accompanying unaudited condensed consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

Changes in Internal Controls over Financial Reporting

There have been no changes in our internal controls over financial reporting during the quarter ended September 30, 2010 that have materially affected or are reasonably likely to materially affect our internal controls over financial reporting.

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

Dated: November 15, 2010	BONDS.COM GROUP, INC.

	By:	/s/ Jeffrey Chertoff
	Name:	Jeffrey Chertoff
	Title:	Chief Financial Officer

(Signing in his capacity as duly authorized officer
and as Principal Financial Officer of the Registrant)