Form 10-K
period 2010-12-31
Bonds.com Group, Inc.
filed 2011-05-02
CIK 1179090

U.S. SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934
for the fiscal year ended December 31, 2010

OR

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934
for the transition period from __ to __

Commission File Number 00-51076

BONDS.COM GROUP, INC.
(Exact name of Registrant as Specified in its Charter)

Delaware	38-3649127
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

529 Fifth Avenue – 8th Floor

New York, New York	10017
(Address of principal executive offices)	(Zip Code)

(212) 946-3998
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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act) Yes ☐ No ☒

As of June 30, 2010, the last business day of our most recently completed second fiscal quarter, the aggregate market value of the voting common stock and non-voting common stock held by non-affiliates was $2,599,599 based on the last reported sale price of common stock on the OTC Bulletin Board on that date. For purposes of this calculation, affiliates are deemed to be officers, directors and holders of 10% or more of the outstanding common stock.

As of March 31, 2011, there were 104,354,190 shares of common stock, par value of $0.0001 per share, outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

BONDS.COM GROUP, INC.

FORM 10-K

FISCAL YEAR ENDED DECEMBER 31, 2010

FORWARD LOOKING STATEMENTS

Statements made in this Form 10-K that are not historical or current facts are “forward-looking statements” made pursuant to the safe harbor provisions of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). These statements often can be identified by the use of terms, and words or phrases with similar meaning, such as “may”, “will”, “expect”, “believe”, “anticipate”, “estimate”, “approximate”, “plan” or “continue”, or the negative thereof. Forward-looking statements include statements about our anticipated or future business and operations, our business plan and the prospects or outlook for our future business and financial performance. Bonds.com Group, Inc. (“we”, “us”, “our” or the “Company”) intends that such forward-looking statements be subject to the safe harbors for such statements. The Company wishes to caution readers not to place undue reliance on any such forward-looking statements, which speak only as of the date made. Any forward-looking statements represent management’s current expectations and assumptions. However, forward-looking statements, and such expectations and assumptions, are subject to risks, uncertainties and important factors beyond the control of the Company that could cause actual results and events to differ materially from historical results of operations and events and those presently anticipated or projected. These factors include adverse economic conditions, entry of new and stronger competitors, inadequate capital, unexpected costs and the other risks, uncertainties and factors set forth in the “Risk Factors” section of this annual report and in our other filings with the Securities and Exchange Commission. The Company disclaims any obligation subsequently to revise any forward-looking statements to reflect events or circumstances after the date of such statement or to reflect the occurrence of anticipated or unanticipated events.

PART I

ITEM 1. BUSINESS

Overview

The Company, through its indirect wholly owned broker dealer subsidiaries Bonds.com, Inc. and Bonds MBS, Inc., operates electronic trading platforms for trading in fixed-income securities.

BondsPRO

During 2010, we began operating our BondsPRO electronic trading platform and ceased operating BondStation. The BondsPRO platform offers professional traders and large institutional investors an alternative trading system to trade odd-lot fixed-income securities. Users are able to customize screens and utilize dynamic filtering capabilities to quickly and easily select and view only those market areas that meet their criteria. The platform supports a broad range of trading opportunities, offering cutting edge technology solutions for list trading, Application Programming Interface (“API”) based order submission(s), and user portfolio specific market views. The BondsPRO platform provides users the ability to obtain real-time executable bids or offers on thousands of bond offerings sourced directly from broker-dealers and other end users. Unlike other electronic trading platforms that charge subscription fees, access charges, ticket fees, or commissions in order to generate revenue, our model allows us to generate revenue through mark-ups or mark-downs on secondary market securities.

BondsPRO provides a direct channel between institutional clients and the trading desks at our participating broker-dealers. We expect this will reduce sales and marketing costs, and eliminate layers of intermediaries between dealers and end investors.

Beacon

On February 2, 2011, the Company, through our indirect wholly owned subsidiary Bonds MBS, Inc., acquired the assets of Beacon Capital Strategies, Inc., a broker-dealer (“Beacon”). The Beacon electronic platform integrates full function trading capability for all classes of asset-backed securities (“ABS”), mortgage-backed securities (“MBS”), and commercial mortgage-backed securities (“CMBS”).

 We are registered as an ATS (Alternative Trading System) with the United States Securities and Exchange Commission (“SEC”) and Financial Industry Regulatory Authority (“FINRA”).

Industry Background

Fixed Income Securities Trading Market

There are several types of fixed income securities traded in the U.S. and global securities markets. The types of fixed income securities on which our business is primarily focused are:

●	Corporate bonds;

●	Emerging Market Debt; and

●	Mortgage and Asset Backed Securities (New in 2011)

The Securities Industry and Financial Markets Association (“SIFMA”), formerly The Bond Market Association, estimated that as of December 31, 2010 there was in excess of nearly $36 trillion of fixed income securities outstanding in the U.S. trading market. The following tables set forth reported market and average trading volumes for various fixed income securities in the U.S. market for the periods indicated:

Table 1. Outstanding U.S. Bond Market Debt ($ Billions)

			Mortage			Money	Asset-
	Municipal	Treasury1,6	Related2,6	Debt	Securities5,6	Markets3	Backed4,6	Total
2010
Q1	2,842.5	7,745.1	9,133.4	7,239.9	2,705.4	2,968.8	2,363.5	34,998.6
Q2	2,839.9	8,092.2	8,941.2	7,266.8	2,716.7	2,827.3	2,284.7	34,968.7
Q3	2,856.9	8,488.1	8,893.7	7,444.4	2,587.7	2,887.5	2,204.7	35,363.0
Q4	2,925.2	8,853.0	8,911.5	7,535.9	2,736.0	2,864.9	2,150.2	35,976.8

2009
Q1	2,715.50	6,612.00	9,060.10	6,721.70	3,120.80	3,578.40	2,598.60	34,407.10
Q2	2,751.30	6,929.80	9,151.80	6,777.30	2,970.40	3,429.80	2,533.60	34,544.20
Q3	2,772.50	7,346.00	9,213.70	6,856.50	2,823.70	3,194.50	2,484.30	34,693.40
Q4	2,811.60	7,604.50	9,187.70	6,856.10	2,729.70	3,127.90	2,429.00	34,746.50

2008
Q1	2,644.30	5,236.10	9,197.80	6,042.70	2,961.60	4,245.80	2,480.30	32,808.60
Q2	2,666.30	5,270.00	9,129.80	6,181.20	3,125.60	4,166.90	2,881.50	33,421.30
Q3	2,672.60	5,716.50	9,121.40	6,135.00	3,175.80	3,942.40	2,794.30	33,558.00
Q4	2,683.50	6,082.50	9,099.80	6,201.60	3,205.20	3,790.90	2,671.80	33,735.30

1Interest bearing marketable public debt.

2 Includes GNMA, FNMA, and FHLMC mortgage-backed securities and CMOs, and CMBS, and private-label MBS/CMOs.

3 Includes commercial paper, bankers acceptances, and large time deposits.

4 Includes auto, credit card, home equity, manufacturing, student loans and other; CDOs of ABS are included

5 Due to FAS 166/167 changes, the GSE debt category in the Federal Reserve is no longer our source for agency debt going forward from Contains agency debt of Fannie Mae, Freddie Mac, Farmer Mac, FHLB, the Farm Credit System, and federal budget agencies (e.g., TVA)

6 Further breakdowns of these categories may be found in their respective sections on  SIFMA statistics.

See US Treasury Issuance, Gross & Net; US Mortgage-Related Outstanding; US Agency Debt Outstanding; and US ABS Outstanding.

Sources U.S. Department of Treasury, Federal Reserve System, Federal agencies, Dealogic, Thomson Reuters, Bloomberg, Loan Performance and SIFMA

Table 2: Average Daily Trading Volume in the U.S. Bond Markets ($ Billions)

					Federal
				Corporate	Agency
	Municipal	Treasury1	Agency MBS 1	Debt2	Securities1	Total3
2010
Jan.	14.1	439.8	312.1	19.7	67.8	853.4
Feb	13.0	462.0	318.3	17.3	72.7	883.3
Mar	13.9	504.4	259.6	18.2	74.3	870.5
Apr	13.9	455.5	232.8	17.2	67.0	786.4
May	14.1	623.8	259.5	16.2	70.6	984.2
Jun	13.2	508.0	256.5	14.6	70.0	862.4
Jul	12.5	440.6	297.9	14.8	69.7	835.5
Aug	12.5	537.3	342.2	15.3	72.0	979.2
Sep	12.7	557.4	348.6	16.6	69.4	1,004.7
Oct	12.7	558.2	435.4	16.9	78.2	1,101.4
Nov	14.1	667.2	424.5	15.2	77.9	1,198.7
Dec	13.3	522.4	359.3	14.1	62.4	971.6

YTD’10	13.5	450.9	315.2	18.5	70.3	868.3
YTD’09	12.5	407.9	299.9	16.8	77.7	814.6
% Change	(10%)	32%	(5%)	5%	(4%)	14%

1 Primary dealer activity

2 Excludes all issues with maturities of one year or less and convertible securities

3 Totals may not add due to rounding

 Sources: Federal Reserve Bank of New York, Municipal Securities Rule making Board, FINRA

Corporate Bonds

Corporate debt securities are obligations issued by corporations for capital and operating cash flow purposes. Corporate debt is issued by a wide variety of corporations involved in the financial, industrial and service-related industries. Most corporate bonds trade in the over-the-counter (“OTC”) market, which is not centrally located. It is comprised of brokers and dealers nationwide who trade debt securities over the telephone or electronically. We believe participants are increasingly utilizing electronic transaction systems to assist in the trade execution process. The OTC market is much larger than the exchange markets, and the vast majority of bond transactions, even those involving exchange-listed issues, take place in the OTC market. Investors in corporate bonds typically include large financial institutions, such as pension funds, endowments, mutual funds, insurance companies and banks. Additionally, individuals of various financial means also invest in corporate bonds.

New issues of high-grade corporate Bonds increased to approximately $752 billion in 2010.  (Source: SIFMA)

Emerging Market Debt

We believe investors have been drawn to the Emerging Markets by high yields and high-growth potential as well as by a general market trend toward positive economic and political reforms and improving economic performance in many Emerging Market countries. Emerging Market debt trading volumes reached its highest level ever in 2010. Market participants reported $7.65 trillion in overall Emerging Market debt trading in 2010.  This represents a 52% increase over the $4.45 trillion reported in 2009.  Traditional Emerging Markets investors are increasing their allocation to Emerging corporate debt. Global high-yield and investment grade fixed-income investors or “cross over” investors are also becoming active. (Source: EMTA Bulletin —1st Quarter: Volume 2011: No. 1) .

Mortgage Backed Securities

Issuance of mortgage-related securities (MBS), including agency and non-agency pass-throughs and collateralized mortgage obligations (CMO), totaled $1,707.3 billion in 2010, 15.9% below the $2,029.8 billion issued in 2009. Issuance of MBS reached $438.8 billion in the fourth quarter, above the $397.9 billion issued in the fourth quarter of 2009.  (Source: SIFMA)

Institutional Investors

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

Strategy

Our objective is to provide the market leading electronic trading platform for fixed-income securities connecting broker-dealers and institutional investors more easily and efficiently.

We intend to capitalize on the long-term growth in fixed income securities trading by providing traders, broker-dealers and institutional investors with a variety of trading platform products that, we believe, will transform a trading market that historically has been conducted in a decentralized and inefficient manner.

Our growth strategy includes expanding the types of securities that can be traded on our BondsPRO electronic trading platform as well as increasing the number of broker-dealers and institutional investors that utilize our platform.

On February 2, 2011, the Company complemented its electronic trading platform strategy by completing the acquisition of the assets of Beacon Capital Strategies, Inc., which added to our platform a trading platform for all classes of ABS, MBS and CMBS.

We plan to supplement our growth by entering into strategic alliances that will enable us to enter new markets, provide new products, or otherwise enhance the value of our trading platform to our clients. We intend to further deploy our electronic trading platform by expanding our sales staff both regionally and internationally.

Products and Services

Overview – BondsPRO

BondsPRO has been developed primarily for the sophisticated institutional investor and trader. The platform provides users a fully interactive, anonymous, electronic market place for transacting a diverse range of fixed income products. Securities available on BondsPRO include corporate bonds and emerging markets. The higher-level functionality that has been added to the BondsPRO platform includes: depth of book visibility, live TRACE integration, and proprietary scatter graph technology.

We believe that the BondsPRO platform will play a key part in our future growth strategy to fixed income liquidity providers.

Overview – Beacon

Beacon’s electronic platform for all classes of ABS, MBS and CMBS integrates full function trading capability, anonymous chat between counterparties, and confidential and secure negotiations.

Service and Support

Our goal is to provide a high level of support for all of our clients. For clients requiring more personalized attention, customer service is available via e-mail and telephone. Client e-mail inquiries are routed by managers to the appropriate business area for timely and accurate response. Communications with clients are reviewed and critiqued for quality assurance.

We frequently update our technology to maximize the client’s experience. Client questions will be tracked and, if repeated, analyzed to determine how best to clarify the point or answer the inquiry during the client’s online experience. This analysis will be used to improve and enhance our website.

Sources of Revenue

Fixed Income Securities

In 2010, we generated approximately $2.7 million in revenue, a 31% decrease from 2009. The decrease is directly related to the Company migrating its business from primarily a retail electronic trading platform, BondStation, to an electronic trading platform, BondsPRO, focusing primarily on institutional investors. We believe that our new business plan will allow us to continually increase our revenue levels until we become profitable. Unlike other fixed income trading platforms, we do not currently, nor do we intend to charge fees to contributing dealers for access to BondsPRO and the liquidity provided by our client base. We also do not currently, nor do we intend to, charge monthly subscription fees, ticket fees, access fees or set-up charges to any of our investor clients. Instead, we expect to generate revenues from mark-ups on secondary market securities relating to trading of fixed income securities executed on our electronic trading platforms. Mark-ups on securities, those traded will be based on various terms of such securities, including (1) maturity date; (2) asset class; (3) other financial terms of the securities; and (4) then current market conditions. We believe that our sources of revenue differentiate our business model from other electronic trading platforms and will result in achieving greater profitability for each trade executed, although there is no assurance that our clients will fully accept our pricing method or that it will result in greater profitability than other pricing methods employed by our competitors.

Sales and Marketing

General

Initial traffic to our website has been driven primarily by the generic root name “Bonds.com.” We believe that we can grow and increase our market share by marketing through online avenues, print, direct mail and our website. In addition, we believe we can grow and increase our market share by leveraging our relationships with shareholders and members of our Board of Directors. We expect to actively participate in industry events, trade conferences, and investor forums, each of which should increase our visibility and presence.

Sales Staff

We currently employ 15 trading and sales Relationship Managers who function as marketers and business account managers to assist us in acquiring and retaining clients.

Key Relationships

InterDealer Information Technologies, LLC, InterDealer Securities, LLC and InterDealer IP Holding LLC

We license software and related intellectual property comprising the bulk of our BondsPRO platform from InterDealer Information Technologies, LLC, InterDealer Securities, LLC and InterDealer IP Holding LLC (collectively, “InterDealer”) pursuant to a Software License, Hosting, Joint Marketing and Services Agreement, as amended (the “InterDealer Agreement”). The InterDealer agreement requires us to pay a monthly licensing fee equal to the greater of a fixed monthly dollar amount or a fixed percentage of the revenues generated through the Company’s BondsPRO platform and any trading platform operated using the related software and intellectual property. Additionally, we reimburse InterDealer for a portion of the fees for third party services provided to the BondsPRO platform.

The foregoing description of the InterDealer Agreement is a summary only and is qualified in its entirety by the agreement and amendments thereto themselves, which are referenced as exhibits to this Annual Report.

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

Competition in the online marketplace has also intensified due to the following factors:

●
There has been over the past several years and continues to be consolidation of three types of services that traditionally were offered separately: online trading services, real-time market data services, and trading analysis software products and services. Our electronic trading platforms embrace this consolidation by offering all three of these services in a fully-integrated, seamless manner.

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

We believe our ability to compete will depend upon many factors both within and outside our control. These factors include: price pressure; the timing and market acceptance of new products, services and enhancements developed by us and our competitors; our ability to design and support efficient, materially error-free Internet-based systems; economic and market conditions, such as recession and volatility; the size of the active investor market today and in the future; the extent to which institutional investors are willing to use electronic trading platforms offered by firms that have traditionally served mostly individual customers; product and service functionality; data availability and cost; clearing costs; ease of use; reliability; customer service and support; and sales and marketing decisions and efforts. We also believe that competitive pressures among the large dealers will inhibit the development of an inventory aggregation model, such as BondsPRO, for common use by these large dealers. We believe that larger dealers are normally unwilling to cooperate and share offerings and market making for fixed income securities.

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

Generally, competitors may be able to respond more quickly to new or emerging technologies or changes in customer requirements or to devote greater resources to the development, promotion and sale of their products and services. There can be no assurance that our existing or potential competitors will not develop products and services comparable or superior to those developed and offered by us or adapt more quickly to new technologies, evolving industry trends or changing customer requirements, or that we will be able to timely and adequately complete the implementation, and appropriately maintain and enhance the operation, of our business model. Recently, some of our larger competitors have been adding or emphasizing rule-based or strategy trading products and features to the active trader market. Although we believe it is less likely to occur in the fixed income trading market due to its more fragmented nature, increased competition could result in price reductions, reduced margins, failure to obtain any significant market share, or loss of market share, any of which could materially adversely affect our business, financial condition and results of operations. There can be no assurance that we will be able to compete successfully against current or future competitors, or that competitive pressures faced by us will not have a material adverse effect on our business, financial condition and results of operations.

Technology

The BondsPRO electronic trading platform was developed using technology licensed from InterDealer. For more information on our relationship with InterDealer Securities, please see Business – Key Relationships elsewhere in this Annual Report.

Based on agreements with InterDealer, costs incurred for utilizing the licensed technology are paid via monthly licensing fees. It is expected that such licensing fees will increase over time.

In accordance with its strategic plan, the Company during 2010 phased out its use and support of the BondStation electronic platform. As a result, costs associated with our technology licensed from DSI/Sungard related to BondStation will no longer be incurred.

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

Domain Name

We believe that the “Bonds.com” domain name assists with the marketing of our business by directing potential clients directly to our website. Under current domain name registration practices, no one else can obtain an identical domain name, but someone might obtain a similar name, or the identical name with a different suffix (e.g. .org) or with a country designation. While we may consider seeking trademark registration of our “Bonds.com” domain name, the Trademark Trial and Appeal Board of the United States Patent and Trademark Office (“USPTO”) in the matter In re CyberFinancial.Net, Inc. in August 2002, held that bonds.com is generic and not registrable as a trademark. As a result, it is likely that we would not be able to obtain a trademark registration with the USPTO to protect our domain name under U.S. trademark laws.

Regulation

The securities industry is subject to extensive regulation under federal and state law. In general, broker-dealers are required to register with the SEC and to be members of FINRA or the NYSE. Our broker-dealer and investment advisor subsidiaries are subject to certain regulations promulgated under the Exchange Act and the Investment Advisers Act of 1940, respectively. These regulations establish, among other things, minimum net capital requirements for our broker-dealer subsidiary. We are also subject to regulation under various state laws in all 50 states and the District of Columbia, including registration requirements.

Bonds.com, Inc. is a broker-dealer registered with FINRA, the SEC, and all states that require registration. It is also a member of the Municipal Securities Rulemaking Board (“MSRB”) and the Securities Investor Protection Corporation (“SIPC”). As a member firm of FINRA, Bonds.com, Inc. is subject to all rules and regulations of FINRA, MSRB, SEC, and all states where it is registered. All sales representatives are, likewise, registered with FINRA and the states that require registration. All transactions in corporate bonds and municipal bonds are reportable to FINRA and MSRB, respectively. Bonds.com, Inc. is currently required to file monthly FOCUS Reports with FINRA and is subject to minimum net capital requirements on a continuous basis.

Our disclosed trading system, BondsPRO, is subjected to regulation as an alternative trading system under Regulation ATS.  Under Regulation ATS, the Company is required to follow additional reporting obligations and other limitations in the conduct of our business.  Being regulated as an alternative trading system subject to Regulation ATS includes following requirements related to, but not limited to, access, fees, operating standards and record keeping.

Additionally, we use the Internet as a distribution channel to provide services to our clients. A number of regulatory agencies have recently adopted regulations regarding customer privacy and the use of customer information by service providers. Additional laws and regulations relating to the Internet may be adopted in the future, including regulations regarding the pricing, taxation, content and quality of products and services delivered over the Internet. Complying with these laws and regulations is expensive and time consuming and could limit our ability to use the Internet as a distribution channel.

Employees

As of March 31, 2011, we had twenty-three (23) full-time employees. Of these, four (4) are executives with day-to-day management responsibilities, four (4) are administrative covering our operations, compliance, financial, technology and support functions, fifteen (15) are trading and sales Relationship Managers who provide sales and support services. We consider our relationships with our employees to be good and have not experienced any interruptions of operations due to employee disagreements.

From time to time, the firm may enter into consulting agreements with individuals or firms to provide a specific and defined service. Additionally, in order to potentially expand segments of our business faster, the firm may enter into other strategic relationships.

Additional Company Information

We maintain an Internet website at www.bonds.com. Through our Internet website, we will make available, free of charge, the following reports as soon as reasonably practicable after electronically filing them with, or furnishing them to, the SEC: our annual report on Form 10 – K; our quarterly reports on Form 10 – Q; our current reports on Form 8 – K; and amendments to those reports filed or furnished pursuant to Section 13(a) of the Exchange Act. Our Proxy Statements for our Annual Meetings are also available through our Internet website. You may also obtain copies of our reports without charge by writing to: Bonds.com Group, Inc., 529 Fifth Avenue, 8th Floor, New York City, NY 10017. Attention: Investor Relations.

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

Information on our Internet website is not, and shall not be deemed to be, a part of this Annual Report or incorporated into any other filings we make with the SEC.

You may read and copy any document we file with the SEC at the SEC’s public reference room at 100 F Street, NE, Room 1580, Washington, DC 20549. Please call the SEC at 1 – 800 – SEC – 0330 for information on the public reference room. The SEC maintains an Internet website that contains annual, quarterly and current reports, proxy and information statements and other information that issuers (including the Company) file electronically with the SEC. The SEC’s internet website is www.sec.gov.

Our telephone number is 212-946-3980.

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

Any combination of our competitors may enter into joint ventures or consortia to provide services similar to those we provide. Current and new competitors can launch new platforms at a relatively low cost. Others may acquire the capabilities necessary to compete with us through acquisitions. We expect that we will potentially compete with a variety of companies with respect to each product or service we offer. If we are not able to compete successfully in the future, our business, financial condition and results of operations would be adversely affected.

We have experienced losses and expect to incur additional losses in the future.

The Company has five (5) years of operating history. As of December 31, 2010, we had an accumulated deficit of approximately $28.6 million and we expect to continue to incur operating losses, in the aggregate and on a per share basis. There is no assurance that we will be able to achieve or sustain positive cash flows or profitability and we may incur losses in future periods. If we are not able to achieve or sustain positive cash flows or profitability, our stock price may decline. Our independent auditors have expressed substantial doubt as to our ability to continue as a going concern. See Management’s Discussion and Analysis of Financial Condition - Going Concern elsewhere in this Annual Report.

Neither the sustainability of our current level of business nor our historical growth can be assured. Even if we do experience growth, we cannot assure you that we will grow profitably.

The use of BondsPRO electronic trading platform is relatively new. The success of our business strategy depends, in part, on our ability to maintain and expand the network of broker-dealers and liquidity providers as well as institutional and individual investor clients that use our electronic trading platform. Our business strategy also depends on increasing the use of our platform by these clients. Individuals at broker-dealers or institutional investors may have conflicting interests, which may discourage their use of our platform.

Our plans to pursue other opportunities for revenue growth are at an early stage, and we cannot assure you that our plans will be successful or that we will actually proceed with them as described.

Because we have a limited operating history, it is difficult to evaluate our business and prospects.

Our current trading platform, BondsPRO, was launched in early 2010. As a result, we have only a limited operating history from which you can evaluate our business and our prospects. Also, as we evaluate and adjust our business strategy and focus to meet the demands of the market, there is no assurance our efforts will be successful. We expect to encounter risks and difficulties frequently experienced by early-stage companies in rapidly evolving industries, such as the electronic financial services industry. These risks and difficulties that are specific to our business or the electronic financial services industry are described throughout the Risk Factors in this Annual Report.

If we are unsuccessful in addressing these risks or in executing our business strategy, our business, financial condition and results of operations may suffer.

Decreases in trading volumes in the fixed-income markets generally or on our platform in particular could harm our business and profitability.

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

Our BondsPRO fee plans are different than those used by other fixed income electronic trading platforms and their impact may be difficult to evaluate.

Our BondsPRO fee plans, which charge clients a nominal markup on each transaction rather than a monthly subscription fee or transaction fee are different than the fee plans currently utilized by other alternative trading systems. Since these fee plans are relatively new, we have not yet had the ability to evaluate their market acceptance and economic viability. In addition, we, from time to time, may introduce new mark-up plans or commission-based plans, which may include different fee structures than currently addressed in our business plan. We cannot assure you that our BondsPRO fee plans will be fully accepted by our broker-

dealer, institutional and/or individual clients or that these clients will accept any new fee plans adopted by us in the future. We also cannot assure that any new fee plans we may adopt in the future will result in an increase in the volume of transactions effected on our platform or that our revenues will increase as a result of the implementation of any such plans. Furthermore, resistance to our BondsPRO fee plans and/or any new fee plans by more than a nominal portion of our clients could have a material adverse effect on our business, financial condition and results of operations.

We are exposed to risks resulting from non-performance by counterparties to transactions executed between our clients in which we act as an intermediary in matching back-to-back trades.

We execute transactions between our clients and liquidity providers through our subsidiary Bonds.com Inc. We act as an intermediary in these transactions by serving as a trading counterparty to both the buyer and the seller in matching back-to-back trades, which are then settled through another brokerage firm that provides services to us in respect of clearing these trades. Settlement typically occurs within one to three trading days after the trade date. Cash settlement of the transaction occurs upon receipt or delivery of the underlying instrument that was traded.

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

As a result, our operating results may fluctuate significantly, which could result in decreases in our stock price.

We may not be able to introduce enhanced versions of our electronic trading platform, new services and/or service enhancements in a timely or acceptable manner, which could harm our competitive position.

Our business environment is characterized by rapid technological change, changing and increasingly sophisticated client demands and evolving industry standards. Our future will depend on our ability to develop and introduce new features to, and new versions of, our electronic trading platform. The success of new features and versions depends on several factors, including the timely completion, introduction and market acceptance of the features or versions. In addition, the market for our electronic trading platform may be limited if prospective clients require customized features or functions that we are unable or unwilling to provide. If we are unable to anticipate and respond to the demand for new services, products and technologies and develop new features and enhanced versions of our electronic trading platform that achieve widespread levels of market acceptance on a timely and cost-effective basis, it could have a material adverse effect on our business, financial condition and results of operations.

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

We must continue to enhance and improve our electronic trading platform. The electronic financial services industry is characterized by increasingly complex systems and infrastructures and new business models. If new industry standards and practices emerge, our existing technology, systems and electronic trading platforms may become obsolete, or our existing business may be harmed. Our future success will depend on our ability to:

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

Developing our electronic trading platforms and other technologies entails significant technical and business risks. We may use new technologies ineffectively or we may fail to adapt our electronic trading platforms, information databases and network infrastructure to broker-dealer, liquidity provider or institutional and individual investor client requirements or emerging industry standards. For example, our electronic trading platform functionality that allows searches and inquiries on bond pricing and availability is a critical part of our service, and it may become out-of-date or insufficient from our broker-dealer clients, liquidity providers’ or institutional and individual investor clients’ perspective and in relation to the inquiry functionality of our competitors’ systems. If we face material delays in introducing new services, products and enhancements, our broker-dealer, liquidity provider and institutional and individual investor clients may forego the use of our products and use those of our competitors.

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

We cannot assure you that we will not experience systems failures. Our electronic trading platform, computer and communication systems and other operations are vulnerable to damage, interruption or failure as a result of, among other things:

●	irregular or heavy use of our electronic trading platform during peak trading times or at times of unusual market volatility;

●	disruptions of data flow to or from our system;

●	power or telecommunications failures, hardware failures or software errors;

●	human error;

●	computer viruses, acts of vandalism or sabotage (and resulting potential lapses in security), both internal and external;

●	natural disasters, fires, floods or other acts of God;

●	acts of war or terrorism or other armed hostility; and

●	loss of support services from third parties, including those to whom we outsource aspects of our computer infrastructure critical to our business.

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

We also cannot assure you that we or our third party providers have sufficient personnel to properly respond to system problems. We internally support and maintain many of our computer systems and networks, including those underlying our electronic trading platform and website. Our failure to monitor or maintain these systems and networks or, if necessary, to find a replacement for this technology in a timely and cost-effective manner would have a material adverse effect on our business, financial condition and results of operations.

If our security measures are breached and unauthorized access is obtained to our electronic trading platform, broker-dealers and institutional investors may become hesitant to use, or reduce or stop their use of our trading platform.

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

Intellectual property is critical to our success and ability to compete, and if we fail to protect our intellectual property rights adequately, our competitors might gain access to our technology. We will rely primarily on a combination of copyright, trademark and trade secret laws in the United States and any other jurisdictions in which we conduct business in the future, as well as license agreements, third-party non-disclosure and other agreements and other contractual provisions and technical measures to protect our intellectual property rights. We attempt to negotiate beneficial intellectual property ownership provisions in our contracts and also require employees, consultants, advisors and collaborators to enter into confidentiality and assignment agreements in order to protect the confidentiality of our proprietary information. However, laws and our contractual terms may not be sufficient to protect our technology from unlawful use or theft by third parties. For instance, a third party might reverse engineer or otherwise obtain and use our technology without our permission and without our knowledge, thereby infringing our rights and allowing competitors to duplicate or replicate our products.

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

We became the registered holder of the domain name “Bonds.com” in September 2007. Our current business plan is based, in part, on realizing the value of our domain name. We believe that the “Bonds.com” domain name allows us to market our business by directing potential customers directly to our website. Under current domain name registration practices, no one else can obtain an identical domain name, but someone might obtain a similar name, or the identical name with a different suffix (e.g. “.org”) or with a country designation. The regulation of domain names in the United States and in foreign countries is subject to change, and we may be unable to prevent third parties from acquiring domain names that infringe or otherwise decrease the value of our domain name or names; particularly since we anticipate that it could be difficult to protect any trademark rights we claim in the name “Bonds.com.” The Trademark Trial and Appeal Board of the United States Patent and Trademark Office (USPTO) in the matter In re CyberFinancial.Net, Inc. in August 2002 held that Bonds.com is generic and not registrable as a trademark. As a result, it is likely that we would not be able to obtain a trademark registration with the USPTO to protect our domain name under U.S. trademark laws. In the event that we are unable to protect our domain name under U.S. trademark laws it would be more difficult to prevent others from doing business under names similar to Bonds.com, which could dilute the value of our domain name and have a material adverse effect on our business.

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

The consideration paid in connection with an investment or acquisition also affects our financial results. If we were to proceed with one or more significant acquisitions in which the consideration included cash, we could be required to use a substantial portion of our available cash to consummate any acquisition. To the extent we issue shares of capital stock or other rights to purchase capital stock, including options or other rights, existing stockholders may be diluted and earnings per share may decrease. In addition, acquisitions may result in the incurrence of debt, large one-time write-offs, such as acquired in-process research and development costs, and restructuring charges. They may also result in goodwill and other intangible assets that are subject to impairment tests, which could result in future impairment charges.

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

As of December 31, 2010, we had U.S. net operating loss carryforwards of approximately $26.3 million that will begin to expire in 2030. A net operating loss carryforward enables a company to apply net operating losses incurred during a current period against future periods’ profits in order to reduce tax liability in those future periods.

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

Our success depends largely upon the continued services of our executive officers and other key personnel. These individuals or the Company may terminate employment at any time. Any loss or interruption of their services could result in our inability to manage our operations effectively and/or pursue our business strategy.

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

Our disclosed trading system, BondsPRO, is subjected to regulation as an alternative trading system under Regulation ATS. Under Regulation ATS, the Company is required to follow additional reporting obligations and other limitations on the conduct of our business, many of which could be material. Being regulated as an alternative trading system subject to Regulation ATS includes following requirements related to, but not limited to, access, fees, operating standards and record keeping.

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

Our business is dependent upon the availability of adequate funding and regulatory capital under applicable regulatory requirements. Historically, we have satisfied these needs primarily through equity and debt financing. Our ability to continue operations and grow our business depends on our continued ability to raise additional funds and generate our targeted revenues. We will need to raise additional funds to satisfy our working capital needs. Additionally, we may in the future need to raise additional funds to, among other things:

●	support more rapid growth of our business;

●	develop new or enhanced services and products;

●	respond to competitive pressures;

●	acquire complementary companies or technologies;

●	enter into strategic alliances;

●	increase the regulatory net capital necessary to support our operations;

●	respond to unanticipated capital requirements; and

●	fund ongoing litigation.

As of March 31, 2011 , the Company had cash on hand and liquid deposits with clearing organizations in the total amount of approximately $4 million. We intend to use the majority of these funds for working capital purposes.

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

At December 31, 2010, our cash balance amounted to approximately $548,000 and we have approximately $4.9 million of accounts payable and accrued expenses, nonconvertale debt in the principal amount of $82,000 due on demand and convertible debt in the principal amount of $ 24,233  due on April 30, 2011. Subsequent to December 31, 2010, approximately $1.0 million was repaid that was primarily related to an executive severance obligation.

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

In addition, failure to comply with Section 404(a) or the report by us of a material weakness and remediation thereof may cause investors to lose confidence in our financial statements and the trading price of our common stock may decline. If we fail to remedy any material weakness, our financial statements may be inaccurate, our access to the capital markets may be restricted and the trading price of our common stock may decline.

We are subject to important restrictive covenants under an agreement with a strategic partner.

Our Licensing and Services Agreement with UBS Securities LLC prohibits us from soliciting certain prospective customers during the term of such agreement and for a period of one year thereafter. Additionally, such agreement prohibits us, during the term of such agreement and for a period of six months after the termination of such agreement by the Company or by UBS Securities LLC for certain reasons, from licensing BondsPRO on a white label or private label basis or otherwise permitting any other party to use BondsPRO in the same manner as anticipated to be used by UBS Securities LLC. If we do not realize the anticipated benefits from this agreement with UBS Securities LLC or the agreement is terminated under certain circumstances, these restrictive covenants would prevent us from seeking alternative strategic partners to fulfill the same role anticipated to be fulfilled by UBS Securities LLC, would prevent us from pursuing certain customers and would prevent us from pursuing other possible business opportunities for a meaningful period of time. Given the speed at which our industry is developing and the competitive disadvantage of being required not to pursue certain clients or opportunities while our competitors do, such restrictions could have a material adverse impact on our business if the strategic relationship with UBS Securities LLC is not successful.

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

Furthermore, for companies whose securities are traded in the OTC Bulletin Board, it is more difficult to obtain accurate quotations, obtain coverage for significant news events (because major wire services generally do not publish press releases about such companies), and obtain needed capital.

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

There are a large number of shares of our common stock underlying options, warrants, convertible promissory notes, convertible preferred stock and other rights that may be issued in the future, and the issuance of these shares of common stock may depress the market price of our common stock and cause immediate, and substantial dilution to our existing stockholders.

As of March 31, 2011, we had approximately 104.4 million shares of common stock issued and outstanding and outstanding options, warrants and convertible securities and other rights which are exercisable or convertible for an aggregate of up to 639 million additional shares of common stock. Most of these options, warrants and convertible securities have exercise or conversion prices of between $0.07 and $0.375. Accordingly, we anticipate that if an efficient market for our stock develops and our stock attains a consistent trading price in excess of $0.07 per share, a significant number of these options, warrants and convertible securities would be exercised or converted for shares of our common stock.

A significant portion of the shares issuable upon exercise or conversion of such options, warrants and convertible securities and other rights may be sold without restriction pursuant to Rule 144. Both the issuance of these shares and the subsequent resale of these shares may adversely affect the market price of our common stock. Additionally, the existence of these options, warrants, convertible securities and other rights results in substantial dilution to the ownership interests of stockholders.

ITEM 1B . UNRESOLVED STAFF COMMENTS

None.

ITEM 2 . PROPERTIES

New York City, New York

On August 26, 2010, the Company signed a twelve month short-term lease for temporary office space located at 529 Fifth Avenue, New York City, New York, moving our corporate headquarters, along with our trading operations to this location. The lease expires on September 1, 2011. The Company plans to maintain its corporate headquarters and trading operations in New York in a more permanent location when our current lease expires.

Boca Raton, Florida

As part of its strategic plan, the Company moved its headquarters from Boca Raton, Florida to New York, New York. The Company, since moving the corporate office to New York, has closed its Boca Raton office; however the Company is still obligated under the lease for its former headquarters located at 1515 South Federal Highway, BocaRaton, Florida through December 31, 2012.  On March 15, 2011, the Company entered into a sub-lease for this space providing for total rental income of $180,000 through December 31, 2012, when the original lease expires. The lease provides for a base annual rent of approximately $201,000 plus taxes for the year beginning January 1, 2011; and base annual rent of approximately $211,000 plus taxes for the year beginning January 1, 2012. Therefore, the rental income the Company anticipates receiving under the sublease will not fully satisfy the Company's remaining obligations under the lease.  The Company will receive annual rental income of $65,000 and $115,000 in the years 2011 and 2012, respectively.

ITEM 3. LEGAL PROCEEDINGS

On January 12, 2009, the Company learned that Duncan-Williams, Inc. (“Duncan-Williams”) filed a complaint against the Company and its subsidiaries in the United States District Court for the Western District of Tennessee, Western Division, under an alleged breach of contract arising from the Company’s previous relationship with Duncan-Williams. Duncan-Williams is seeking monetary damages for alleged breach of contract, a declaration of ownership relating to certain intellectual property and an accounting of income earned by the Company. It is the Company’s position that Duncan-Williams’ claims are without merit because, among other things, the Company did not breach any contract with Duncan-Williams and any alleged relationship that the Company had with Duncan-Williams was in fact terminated by the Company on account of Duncan-Williams’ breach and bad faith. The Company plans to defend against the claims accordingly. On February 20, 2009, the Company filed a motion to dismiss the complaint on the grounds that, among other reasons, the parties agreed to arbitrate the dispute. On October 23, 2009, the court granted in part the Company’s motion and entered an order staying the action pending arbitration between the parties. Such order does not affect the substantive and/or procedural rights of the parties to proceed before the court at a later date, or any rights the Company or Duncan-Williams may have, if any, to seek arbitration.

The Company received a letter dated June 18, 2010 from Duncan-Williams’ counsel requesting arbitration. On July 13, 2010, the Company responded in a letter to Duncan-Williams indicating that due to vacations and scheduling conflicts, the timeline offered to the Company was not acceptable. The Company further responded to Duncan-Williams that it did not agree with certain interpretations of Duncan-Williams relating to the arbitration procedure. The Company did not hear further from Duncan-Williams until December 3, 2010, when Duncan-Williams filed a motion to lift the stay issued on October 23, 2009 and to litigate the dispute in the United States District Court for the Western District of Tennessee. On December 20, 2010, counsel for the Company filed a response to Duncan-Williams’ motion, objecting to litigating the dispute in court and supporting the Company’s claims that it is prepared to arbitrate. On December 27, 2010, Duncan-Williams filed a reply to the Company’s response. On February 11, 2011 the United States District Court for the Western District of Tennessee issued an Order Denying Motion To Lift Stay and the Company on February 22, 2011 sent a letter to Duncan Williams counsel stating that the Company is prepared to move forward with the arbitration. As of the date of this report we have not had a response.

PART II

ITEM 5. MARKET FOR REGISTRANT ’ S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

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

Fiscal Quarter End	Low	High
March 31, 2009	$0.15	$0.50
June 30, 2009	$0.15	$0.50
September 30, 2009	$0.25	$0.50
December 31, 2009	$0.20	$0.42
March 31, 2010	$0.23	$0.35
June 30, 2010	$0.15	$0.28
September 30, 2010	$0.01	$0.17
December 31, 2010	$0.04	$0.21

The source of these high and low prices was the OTC Bulletin Board. These quotations reflect inter-dealer prices, without retail mark-up, markdown or commissions and may not represent actual transactions. The high and low prices listed have been rounded up to the next highest two decimal places.

It is anticipated that the market price of our common stock will be subject to significant fluctuations in response to variations in our quarterly operating results, general trends in the market for the products we distribute, and other factors, many of which we have little or no control over. In addition, broad market fluctuations, as well as general economic, business and political conditions, may adversely affect the market for our common stock, regardless of our actual or projected performance. On December 31, 2010, the closing price of our common stock as reported by the OTC Bulletin Board was $0.12 per share. On March 31, 2011, the closing price of our common stock as reported by the OTC Bulletin Board was $0.18 per share.

Holders of Our Common Stock

As of March 31, 2011, we had 179 stockholders of record.

Dividends and Dividend Policy

Our Certificate of Incorporation contains significant restrictions on our ability to declare or pay dividends on our shares of common stock.  We are prohibited from declaring or paying dividends on shares of our common stock without the consent of holders of our preferred stock and then only if we have first paid required preferrential dividends to such holders.  Additionally, the Delaware General Corporation Law prohibits us from declaring dividends where, after giving effect to the distribution of the dividend:

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

Securities Authorized for Issuance under Equity Compensation Plans

At the end of our fiscal year ended December 31, 2010, and as of the date of this Annual Report, we have options outstanding under our 2006 Equity Plan, which has not been approved by stockholders, for the purchase of 6,846,357 shares of common stock at a weighted average exercise price of $ 0.38 per share. Additionally, on February 2, 2011, our Board of Directors adopted our 2011 Equity Plan, which has not been approved by stockholders. The 2011 Equity Plan provides for the issuance of up to 78,250,000 shares of our common stock. Options with respect to 11,000,000 shares of our common stock have been issued under the 2011 Equity Plan.

The following table provides information about the Company’s common stock that may be issued upon the exercise of stock options under all of our equity compensation plans in effect as of December 31, 2010.

Plan Category	Number of securities to be issued upon eercise of outstanding options, warrants and rights	Weighted average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plan (excluding securities reflected in column (a)
	(a)	(b)	(c)
2006 Equity Plan (not approved by stockholders)	6,846,357	$0.40	6,846,357

Summaries of Equity Compensation Plans Not Approved by Stockholders

Summary of 2006 Equity Plan

Certain features of the Company’s 2006 Equity Plan are outlined below. The full text of the 2006 Equity Plan is referenced as an exhibit to this Annual Report and the following summary is qualified in its entirety by reference to the full text of the 2006 Equity Plan.

Purposes.  The purposes of the 2006 Equity Plan are to attract and retain the best available personnel for positions of substantial responsibility, to provide additional incentive to employees, directors and consultants and to promote the success of the Company’s business.

Administration.  The 2006 Equity Plan may be administered by the Board of Directors or a Committee, as determined by the Board of Directors.  The Administrator of the 2006 Equity Plan, whether the Board of Directors or a designated Committee, will determine the terms of each stock option, including the exercise price, exercisability, and the number of shares for each option granted to participants. The Administrator will also determine the terms of each restricted stock grant, including the restriction period, the conditions for removal of restrictions and the number of shares granted to each participant.

Eligibility.  Non-employee directors, consultants and full-time, salaried employees of the Company may be granted options and/or restricted stock. Options granted to employees may be incentive stock options or nonqualified stock options, but options granted to non-employee directors or consultants may only be nonqualified stock options.

Terms and Conditions of Options. In order for a participant to receive a stock option, he or she must enter into a written stock option agreement with the Company. The additional terms and conditions of each stock option are contained in the stock option agreement. The common terms and conditions of the stock options are:

(a) Exercise Price. The Administrator sets the exercise price of each stock option on the grant date based on the fair market value. The fair market value will be determined by the Administrator in good faith; provided that, when possible, the fair market value will be based on the closing price for the shares in the Wall Street Journal on the date of the grant.

(b) Option Exercise. Each stock option agreement specifies the expiration date of the option and the dates on which the option becomes exercisable. A participant exercises an option by giving to the Company written notice and full payment for the number of shares he or she is purchasing.

(c) Termination of Employment or Service as a Director or Consultant. Unless the stock option agreement provides otherwise, if a participant’s employment or service as a director ends for any reason other than disability or death, that participant may exercise his or her option within the time specified in the written option agreement, but only to the extent that it could be exercised on the date employment or service ended.  In the event a participant’s employment or service is terminated for cause, the option shall immediately terminate upon notice to the participant of the termination.

(d) Disability. If a participant’s employment or service as a director or consultant ends because of permanent and total disability, that participant may still exercise his or her option for up to six months after the date employment or service ended, but only to the extent that it could be exercised on the date employment or service ended.

(e) Death. If a participant dies, his or her estate or beneficiary may exercise the option during the year following death, but only to the extent that it could be exercised on the date of death.

(f) Termination of Options. Options expire as provided in the written option agreement, provided that no option may have a term of more than ten years from the grant date. No option may be exercised after it expires.

(g) Adjustments Because of Capitalization Changes. If there are any stock splits, reverse stock splits, stock dividends, mergers, recapitalizations or other changes in the Company’s capital structure, the Administrator will make appropriate adjustments in exercise prices and the number and class of shares subject to outstanding options.

(i) Other Provisions. The Administrator may include additional terms and conditions in a stock option agreement as long as they do not conflict with the 2006 Equity Plan. When an option terminates before it has been fully exercised, any option shares which were not purchased under that option will become available again for future grants under the 2006 Equity Plan.

Transferability of Options and Stock Purchase Rights.  Options and stock purchase rights may not be transferred other than by will or the laws of descent, except that the Administrator may in its discretion grant nonstatutory stock options that may be transferred to a trust for estate planning purposes.

Change in Control of Bonds.com. Upon a Change of Control (as defined in the 2006 Equity Plan), stock options and shares of restricted stock will become vested and exercisable only to the extent provided in the applicable option agreement or restricted stock purchase agreement.

Amendment of the 2006 Equity Plan. The Board of Directors may amend, suspend or terminate the 2006 Equity Plan. To the extent necessary to comply with applicable law, the Company must obtain shareholder approval for any amendment in such a manner as required. Any amendment or termination of the 2006 Equity Plan may not materially and adversely affect the rights of any optionee or holder of stock purchase rights without his or her consent.

Termination of the 2006 Equity Plan. The 2006 Equity Plan will terminate in August 2016.

Summary of 2011 Equity Plan

Certain features of the Company’s 2011 Equity Plan are outlined below. The full text of the 2011 Equity Plan is referenced as an exhibit to this Annual Report and the following summary is qualified in its entirety by reference to the full text of the 2011 Equity Plan.

Purposes.  The purposes of the 2011 Equity Plan are to attract and retain the best available personnel for positions of substantial responsibility, to provide additional incentive to employees, directors and consultants and to promote the success of the Company’s business.

Administration.  The 2011 Equity Plan may be administered by the Board of Directors or a Committee, as determined by the Board of Directors.  The Administrator of the 2011 Equity Plan, whether the Board of Directors or a designated Committee, will determine the terms of each stock option, including the exercise price, exercisability, and the number of shares for each option granted to participants. The Administrator will also determine the terms of each restricted stock grant, including the restriction period, the conditions for removal of restrictions and the number of shares granted to each participant.  The Administrator shall also have the discretion to implement an option exchange program whereby outstanding options are exchanged for options with a lower exercise price or amended to decrease the exercise price as a result in a decline in the fair market value of the common stock.

Eligibility.  Non-employee directors, consultants and full-time, salaried employees of the Company may be granted options and/or restricted stock. Options granted to employees may be incentive stock options or nonqualified stock options, but options granted to non-employee directors or consultants may only be nonqualified stock options.

Terms and Conditions of Options. In order for a participant to receive a stock option, he or she must enter into a written stock option agreement with the Company. The additional terms and conditions of each stock option are contained in the stock option agreement. The common terms and conditions of the stock options are:

(a) Exercise Price. The Administrator sets the exercise price of each stock option on the grant date based on the fair market value. The fair market value (x) as of any date if the common stock is not a listed security, will be determined by the Administrator in good faith and (y) as of any date if the common stock is a listed security, will be the closing price for the shares.

(b) Option Exercise. Each stock option agreement specifies the expiration date of the option and the dates on which the option becomes exercisable. A participant exercises an option by giving to the Company written notice and full payment for the number of shares he or she is purchasing.

(c) Termination of Employment or Service as a Director or Consultant. Unless the stock option agreement provides otherwise, if a participant’s employment or service as a director or consultant ends for any reason other than disability or death, that participant may exercise his or her option within the time specified in the written option agreement, but only to the extent that it could be exercised on the date employment or service ended.  In the event a participant’s employment or service is terminated for cause, the option shall immediately terminate upon notice to the participant of the termination.

(d) Disability. If a participant’s employment or service as a director or consultant ends because of permanent and total disability, that participant may still exercise his or her option for up to six months after the date employment or service ended, but only to the extent that it could be exercised on the date employment or service ended.

(e) Death. If a participant dies, his or her estate or beneficiary may exercise the option during the year following death, but only to the extent that it could be exercised on the date of death.

(f) Termination of Options. Options expire as provided in the written option agreement, provided that no option may have a term of more than ten years from the grant date. No option may be exercised after it expires.

(g) Adjustments Because of Capitalization Changes. If there are any stock splits, reverse stock splits, stock dividends, mergers, recapitalizations or other changes in the Company’s capital structure, the Administrator will make appropriate adjustments in exercise prices and the number and class of shares subject to outstanding options.

(i) Other Provisions. The Administrator may include additional terms and conditions in a stock option agreement as long as they do not conflict with the 2011 Equity Plan. When an option terminates before it has been fully exercised, any option shares which were not purchased under that option will become available again for future grants under the 2011 Equity Plan.

Transferability of Options and Stock Purchase Rights. Options and stock purchase rights may not be transferred other than by will or the laws of descent, except that the Administrator may in its discretion grant nonstatutory options that may be transferred to a trust for estate planning purposes.

Change in Control of Bonds.com. Upon a Change of Control (as defined in the 2011 Equity Plan), stock options and shares of restricted stock will become vested and exercisable only to the extent provided in the applicable option agreement or restricted stock purchase agreement.

Amendment of the 2011 Equity Plan. The Board of Directors may amend, suspend or terminate the 2011 Equity Plan. To the extent necessary to comply with applicable law, the Company must obtain shareholder approval for any amendment in such a manner as required. Any amendment or termination of the 2011 Equity Plan may not materially and adversely affect the rights of any optionee or holder of stock purchase rights without his or her consent.

Termination of the 2011 Equity Plan. The 2011 Equity Plan will terminate in February 2021.

Summary of the Company’s Equity Capitalization

The Company currently has both common stock and preferred stock issued and outstanding.  The Company’s issued and outstanding common stock is all of a single class.  The Company’s issued and outstanding preferred stock is comprised of Series A Participating Preferred Stock (“Series A Preferred”), Series C Convertible Preferred Stock (“Series C Preferred”), Series D Convertible Preferred Stock (“Series D Preferred”) and Series D-1 Convertible Preferred Stock (“Series D-1 Preferred”).  The Company also has outstanding certain convertible promissory notes, warrants, options and other rights to acquire shares of the our common stock.  A summary of certain terms these issued and outstanding shares of common stock and preferred stock and of these outstanding convertible promissory notes, warrants, options and other rights is set forth below.

As of March 31, 2011, we had issued and outstanding 104,354,190 shares of Common Stock, 85,835 shares of Series A Preferred, 10,000 shares of Series C Preferred, 9,150 shares of Series D Preferred and 1,250 shares of Series D-1 Preferred.  Our shares of Series A Preferred are not convertible into common stock, but would participate with holders of common stock in the distribution of any legally available assets or funds of the Company upon any liquidation, dissolution or winding-up (including a sale of the Company), with each share of Series A Preferred being treated as equivalent to 100 shares of common stock for such purposes.  Our outstanding shares of Series C Preferred are convertible into shares of common stock.  The number of shares of common stock issuable upon the conversion of the shares of Series C Preferred is undetermined at this time and will be based upon the performance of the recently acquired Beacon business assets on certain measure dates.  The maximum number of shares of common stock which may be issued upon conversion of the shares of Series C Preferred is 100,000,000 (subject to adjustment if we sell shares of common stock at a price less than $0.07 per share prior to August 2, 2013 and to equitable adjustment for stock splits, stock combinations and similar events).  As of March 31, 2011, our outstanding shares of Series D Preferred are convertible into an aggregate of approximately 132,328,000 shares of common stock, except that such shares may not be converted unless and until the number of authorized shares of the Company’s common stock is increased from 300,000 to at least 1,000,000,000 (the “Authorized Share Increase”).  Additionally, the number of shares of common stock into which our outstanding shares of Series D Preferred are convertible is subject to adjustment if we sell shares of common stock at a price less than $0.07 per share prior to August 2, 2013 and to equitable adjustment for stock splits, stock combinations and similar events.  As of March 31, 2011, our outstanding shares of Series D-1 Preferred are convertible into either approximately  18,083,333 shares of common stock (subject to the same adjustments as the Series D Preferred) or approximately 180,833 shares of Series A Preferred (subject to equitable adjustment for stock splits, stock combinations and similar events), except that such shares of Series D-1 Preferred may not be converted into common stock prior to the Authorized Share Increase.  As of March 31, 2011, if all performance requirements with respect to the Beacon assets were achieved and if all conditions to the conversion of the Series D Preferred and Series D-1 Preferred were satisfied, and all of our shares of Series C Preferred, Series D Preferred and Series D-1 Preferred were converted to common stock by the holders thereof, the Company would be required to issue approximately 250,411,000 shares of our common stock upon the conversion of such shares of preferred stock.

We have outstanding convertible promissory notes, the principal and accrued interest of which are convertible into shares of our commons stock at a conversion price of $0.07 per share.  Based on the principal and interest accrued as of March 31, 2011, these convertible promissory notes are convertible for approximately 63,453,000 shares of our common stock.  We also have outstanding or reserved for issuance options to purchase up to approximately 127,889,000 shares of our common stock, warrants to purchase up to approximately 184,716,000 shares of our common stock (except that warrants with respect to approximately 145,714,000 shares of our common stock may not be exercised prior to the Authorized Share Increase), and warrants to purchase approximately 178,570 shares of our Series A Preferred.  Additionally, certain holders of our convertible promissory notes have the right to receive up to approximately 12,461,000 additional shares of our common stock based on the Company’s performance during the 12-month period ending February 2, 2012.  If the Company’s revenue during such period equals or exceeds $7,500,000, then none of such shares would be issued, if the Company’s revenue during such period is $0, then all of such shares would be issued and a pro rata amount of such shares would be issued based on revenue during such period that is more than $0 but less than $7,500,000 (collectively, “Performance Shares”).  As of March 31, 2011, if all convertible promissory notes were converted, all conditions to the exercise of any warrants and options were satisfied and all of such warrants and options (both issued and reserved for issuance) exercised and the maximum number of Performance Shares issued (disregarding any revenue since February 2, 2011), the Company would be required to issue up to approximately 388,519,000 shares of our common stock and 178,570 shares of Series A Preferred.

Accordingly, if the Company issued all shares of common stock and Series A Preferred which may be issued as described above (assuming the conversion of the Series D-1 Preferred into common stock and not Series A Preferred), the Company would have issued and outstanding approximately 743,284,000 shares of common stock and 264,407 shares of Series A Preferred.  Based on the performance and other conditions related to certain of our outstanding shares of preferred stock, warrants, options and other rights and on the potential that holders of our convertible promissory notes might seek repayment of those notes rather than conversion, we anticipate that a portion of the entire amount of such shares of common stock issuable as described above will not be issued, but we are unable to provide an accurate estimate of the actual number of such shares of our common stock that ultimately will be issued.

Aside from the conversion rights of our preferred stock and the conversion and exercise rights of the other outstanding instruments described above and the resulting number of our shares of common stock that may be issued as described above, the other rights, privileges and preferences of our outstanding preferred stock are complex and may have a material impact on the value of our outstanding shares of common stock.  Among other things, in connection with a liquidation, dissolution or winding-up of the Company (including a sale of the Company) our shares of preferred stock would be entitled to receive a potentially significant amount of the funds or property, if any, lawfully available for distribution to stockholders prior and in preference to any distribution to the holders of our common stock.  Additionally, certain shares of our preferred stock would participate in any distribution to the holders of our common stock after the payment in full, if any, of such preferential amounts.  For example, if the Company was liquidated, dissolved, wound-up or sold, the holders of our preferred stock would be entitled to receive the following amounts out of any proceeds or property available for distribution to stockholders – with such amounts payable in the following order of priority and prior and in preference to any payment to holders of common stock:

First, holders of our Series D Preferred and Series D-1 Preferred would be entitled to receive (out of funds lawfully available for distribution to stockholders, if any) the greater of (a) approximately $12,634,000 (as of March 31, 2011 and which amount is expected to increase over time based on the accrual of unpaid dividends), and (b) such amount as they would have received had they converted their shares of Series D Preferred and Series D-1 Preferred to common stock.

Second, after payment, if any, of all preferential amounts required to be paid to holders of shares of our Series D Preferred and Series D-1 Preferred, holders of our shares of Series C

Preferred would be entitled to receive (out of funds lawfully available for distribution to stockholders, if any) an amount equal to the greater of (a) between $4,000,000 and $10,000,000 (based upon the performance of the Beacon business assets prior to such time), and (b) such amount as they would have received had they converted their shares of Series C Preferred to common stock and, depending on the timing of such transaction, $4,000,000 in addition to such amount as they would have received had they converted their shares to common stock.

Third, after payment of all preferential amounts required to be paid to the holders of shares of our Series D Preferred, Series D-1 Preferred and Series C Preferred, holders of our shares of Series A Preferred would be entitled to receive (out of funds lawfully available for distribution to stockholders, if any) an amount equal to $0.01 per share.

After payment, if any, of all of the foregoing preferential amounts, the holders of our common stock and Series A Preferred would share ratably in any funds or property remaining lawfully available for distribution to stockholders, with each share of Series A Preferred being treated as equivalent to 100 shares of common stock.  As of March 31, 2011, assuming the full exercise of all warrants to purchase Series A Preferred, the outstanding Series A Preferred would be treated as equivalent to approximately 26,440,700 shares of common stock in connection with any such distribution to holders of common stock and Series A Preferred.

Additional rights, privileges and preferences of our preferred stock are summarized in other filings we have made with the Securities and Exchange Commission, including our Current Reports on Form 8-K filed with the Securities and Exchange Commission on January 7, 2010 and February 8, 2011.  The above descriptions of our Series A Preferred, Series C Preferred, Series D Preferred and Series D-1 Preferred are summaries only and are qualified in their entirety by reference to the terms of such preferred stock set forth in the Certificate of Designation of Series A Participating Preferred Stock, Certificate of Designation of Series C Convertible Preferred Stock, Certificate of Designation of the Series D Convertible Preferred Stock and Series D-1 Convertible Preferred Stock and the Agreement with Respect to Conversion dated February 2, 2011, all of which are referenced as exhibits to this Annual Report and incorporated by reference herein.

ITEM 6. SELECTED FINANCIAL DATA

As a “smaller reporting company” as defined by Item 10 of Regulation S-K, the Company is not required to provide information required by this Item.

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following is management’s discussion and analysis of the financial condition and results of operations of the Company, as well as our liquidity and capital resources. The discussion, including known trends and uncertainties identified by management, should be read in conjunction with the Company’s audited consolidated financial statements and related notes included in this Annual Report on Form 10-K.

Overview

The Company, through its wholly-owned subsidiaries Bonds.com, Inc., and Bonds MBS, Inc., operates the electronic trading platforms BondsPRO and Beacon. These platforms offer professional traders and large institutional investors an alternative trading system to trade odd-lot fixed-income securities and asset-backed securities. Users are able to customize screens and utilize dynamic filtering capabilities to quickly and easily select and view only those market areas that meet their criteria. The platform supports a broad range of trading opportunities, offering cutting edge technology solutions for list trading, Application Programming Interface (“API”) based order submission, and user portfolio specific market views. These securities include, corporate bonds and emerging market debt. The BondsPRO platform provides users the ability to obtain real-time executable bids or offers on thousands of bond offerings sourced directly from broker-dealers and other end users. Unlike other electronic trading platforms that charge subscription fees, access charges, ticket fees, or commissions in order to generate revenue, our model allows us to generate revenue through mark-ups or mark-downs on secondary market securities.

BondsPRO provides a direct channel between institutional clients and the trading desks at our participating broker-dealers, which we expect will reduce sales and marketing costs, and eliminate layers of intermediaries between dealers and end investors.

As discussed above, in Part I, Item I Business under Overview, during the year, based on its strategic plan, the Company phased out its use and support of BondStation and fully implemented BondsPRO.

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

We are registered as an ATS (Alternative Trading System) with SEC and FINRA.

Results of Operations

Year Ended December 31, 2010 Compared to Year Ended December 31, 2009

Earnings Overview

The Company incurred a loss of $12.5 million for the year ended December 31, 2010. During the twelve months ended December 31 2009, the Company incurred a loss of $4.6 million, which is a change of approximately $7.9 million. The net change was due largely to the Company implementing its new strategic plan of phasing out BondStation, legal and professional fees and costs associated with executive severance and employment agreements, as well as costs in relocating corporate headquarters to New York. During the twelve months ended December 31, 2010, the Company recognized gains on derivative financial instruments of $2.3 million, $2.8 million of gains on settled derivatives as a result of the Exchange Offer and $1.9 million cost related to the Exchange Offer financing.

Revenue

Total revenue decreased by 31% to $2.7 million from $3.9 million for the twelve months ended December 31, 2010, compared to the same period in 2009. The decrease is due to the Company phasing out BondStation. Sales revenues from trading in fixed income securities are generated by spreads we receive equal to the difference between the prices at which we sell securities on our BondsPRO trading platform and the prices we pay for those securities. Given that our revenue is measured as a function of the aggregate value of the securities traded, our per trade revenue varies a great deal based on the size of the applicable trade. The decrease in revenues was mainly due to a decrease in the average size of trades from the prior year.

Gross Margin

Gross margin as a percentage of sales, or gross margin, decreased by 6% to 85% for the twelve months ended December 31, 2010 compared to the same period in the prior year of 91%. The decrease in gross margin was driven by the marginal costs per trade which are not variable and which is not based on the size of the traded securities.

Operating Expenses

Operating expenses increased 30%, or $1.7 million, to $10.8 million from $8.3 million for the twelve months ended December 31, 2010 compared to twelve months ended December 31, 2009. The increase was driven by increases of $1.0 million in payroll costs, $1.1 million in technology and communications, $0.3 million in rent and occupancy, $0.8 million in professional fees, $0.1 million in marketing and advertising, and $0.1 million in other operating expenses offset by decreases of $0.8 million in share based compensation and $0.2 million in depreciation and amortization.

Other Income and Expense

Other expense was approximately $2.1 million for the twelve month period ended December 31, 2010, compared to other income of approximately $0.4 million for the twelve month period ended December 31, 2009.  The $2.5 million change is attributable to costs associated with executive severance arrangements with former executives of approximately $4.3 million and a charge of approximately $1.9 million from the issuance of common shares in connection with the October Exchange Offer, offset by increases in realized and unrealized gains on derivative financial instruments in the aggregate of $3.0 million.

Liquidity and Capital Resources

As of December 31, 2010, the Company had total current assets of approximately $1.0 million comprised of cash and cash equivalents, deposits with clearing organizations, and prepaid expenses and other assets. This compares with current assets of approximately $4.2 million, comprised of cash and cash equivalents, investment securities, deposits with clearing organizations, and prepaid expenses and other assets, as of December 31, 2009. As of December 31, 2010 and December 31, 2009, $0.373 million and $1.3 million, respectively, of current assets were classified as deposits with clearing organizations. The decrease was the result of the Company using cash and cash equivalents available as of December 31, 2009 for operations during the annual period ended December 31, 2010.

The Company’s current liabilities as of December 31, 2010 totaled approximately $7.4 million, comprised of accounts payable and accrued expenses of approximately $4.9 million, notes payable of $0.1 million and convertible notes payable of $0.02 million due  within the next 12 months and liabilities under derivative financial instruments of $0.5 million.  This compares to current liabilities at December 31, 2009 of approximately $10.1 million, comprised of accounts payable and accrued expenses of approximately $2.7 million, notes payable due to related parties of approximately $0.6 million, notes payable, other, of approximately $1.1 million, convertible notes payable, other, net of discounts of approximately $0.6 million and liabilities under derivative financial instruments of approximately $3.5 million.

Our business is dependent upon the availability of adequate funding and regulatory capital under applicable regulatory requirements.  Historically, we have satisfied these needs primarily through equity and debt financing.  Our ability to continue operations and grow our business depends on our continued ability to raise additional funds and generate our targeted revenues.  We will need to raise additional funds to satisfy our working capital needs.

During 2010, the Company raised additional equity capital net of issuance costs in the form of preferred convertible stock of $3.4 million, common equity of $0.7 million, and preferred Series A of $1.5 milion.

Also, during 2010, the Company restructured certain obligations. As a result, we have current nonconvertible and convertible debt in the principal amount of $82,000 and $24,233, respectively, due on demand and on April 30, 2011.  Also, we have long term debt due to related parties  in the principal amount of $200,000 due on demand and $100,000 of non-related parties debt due on October 12, 2013 and long term debt in the principal amount of $3,618,122 due on October 12, 2013 (callable on April 12, 2013).

In addition, on February 2, 2011, the Company raised additional equity capital from investors in the form of Units in the amount of $6.5 million. Separately, on March 2, 2011, the Company raised an additional $400,000 from two accredited investors.

The following is a summary of the Company’s cash flows provided by (used in) operating, investing, and financing activities for the twelve months ended December 31, 2010 and 2009 (in 000’s):

	2010	2009

Net cash used in operating activities	$(8,819)	$(4,086)
Net cash (used in) investing activities	$(18)	$(52)
Net cash provided by financing activities	$6,713	$6,595
Net (decrease) increase in cash	$(2,124)	$2,457

Operating Activities - Cash used in operations for the year ended December 31, 2010 amounted to $8.8 million, consisting of a net loss of $12.5 million, adjusted for non-cash items of income taxes of $1.9 million, shared based compensation of $1.0 million, depreciation and amortization of $0.2 million, and amortization of debt discount of $0.4 million, gains on derivative financial instruments of $5 million and Exchange Offer financing of $1.9 million. Operating cash flows also included the transfer of net deposits from clearing organizations in the amount of $0.9 million and net changes in working capital items in the amount of $2.5 million.

Cash used in operations for the year ended December 31, 2009 amounted to a loss of $4.7 million, adjusted for non-cash items primarily of share-based compensation of $1.6 million, depreciation and amortization of $0.24 million and net unrealized gains on derivative financial instruments of $2 million. Operating cash flows also included the transfer of net deposits to clearing organizations in the amount of $1.1 million and net changes in working capital items in the amount of $1.3 million.

Investing Activities. There were no significant changes in net cash provided by or used in investment activities for the years ended December 31, 2010 and 2009. The Company continues to expand and fund its operations primarily through financing activities and revenue generation.

Financing Activities. Net cash provided by financing activities of $6.7 million for the year ended December 31, 2010, primarily consisted of net proceeds from the issuance of common stock, preferred stock and related common stock purchase warrants of $7.4 million, and $0.7 million of proceeds from convertible notes payable and related parties of $0.7 million. These increases were offset by repayments of other notes payable of $1.1 million and notes payable due to related parties of $0.3 million. Net cash provided by financing activities included non-cash transfers from the current liabilities to long term liabilities of notes payable due to related parties of $0.6 million, convertible notes payable, related parties and convertible notes payable, non related parties in the amount of $1.7 million and $0.7 respectively.

Recent Financing activities

On February 2, 2011, we consummated a group of related transactions pursuant to which, among other things, we:

●
sold 65 units for an aggregate purchase price of $6,500,000 to two accredited investors, with each unit (each a “Unit”) comprised of (a) warrants to purchase 1,428,571.429 shares of our Common Stock, par value $0.0001 per share, at an initial exercise price of $0.07 per share (the “Common Stock Warrants”), and (b) 100 shares of a newly-created class of preferred stock designated as Series D Convertible Preferred Stock;

●
issued 22.5 Units in exchange for (a) all of the outstanding shares of our Series B Convertible Preferred Stock, par value $0.0001 per share (the “Series B Preferred”), and (b) certain outstanding warrants to purchase shares of our Common Stock;

●
issued 12.5 units comprised of (a) warrants to purchase 14,285.714 shares of our Series A Participating Preferred Stock, par value $0.0001 per share (the “Series A Preferred”), at an initial exercise price of $7.00 per share and (b) 100 shares of a newly-created class of preferred stock designated Series D-1 Convertible Preferred Stock, par value $0.0001 per share (the “Series D-1 Preferred”), in exchange for (a) all of the outstanding shares of our Series B-1 Convertible Preferred Stock, par value $0.0001 per share and (b) certain outstanding warrants to purchase shares of our Series A Preferred; and

●
acquired substantially all of the assets of Beacon Capital Strategies, Inc. (through an indirect wholly-owned subsidiary) in exchange for issuing 10,000 shares of a newly-created class of preferred stock designated as Series C Convertible Preferred Stock, par value $0.0001 per share.

The foregoing transactions and certain related documents and matters are described in more detail in the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on February 8, 2011.

Going Concern

Our independent auditors have added an emphasis paragraph to their audit opinion issued in connection with the consolidated financial statements of Bonds.com Group, Inc. for the years ended December 31, 2010 and 2009, with respect to their doubt about our ability to continue as a going concern due to our recurring losses from operations and our accumulated deficit. We have a history of operating losses since our inception in 2005, and have a working capital deficit of approximately $4.4 million and an accumulated deficit of approximately $28.6 million at December 31, 2010, which together raises doubt about the Company’s ability to continue as a going concern. Our ability to continue as a going concern will be determined by our ability to sustain a successful level of operations and to continue to raise capital from debt, equity and other sources. The accompanying unaudited condensed consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Critical Accounting Policies and Estimates

The preparation of financial statements and related disclosures in conformity with accounting principles generally accepted in the United States requires estimates and assumptions that affect the reported amounts of assets and liabilities, revenues and expenses and related disclosures of contingent assets and liabilities in the financial statements and accompanying notes. The SEC has defined a company’s critical accounting policies as the ones that are most important to the portrayal of the company’s financial condition and results of operations, and which require the company to make its most difficult and subjective judgments, often as a result of the need to make estimates of matters that are inherently uncertain. We believe that our estimates and assumptions are reasonable under the circumstances; however, actual results may vary from these estimates and assumptions. We have identified in Note 2 - “Summary of Significant Accounting Policies” to the Financial Statements contained in this Annual Report certain critical accounting policies that affect the more significant judgments and estimates used in the preparation of the financial statements.

Income Taxes

We recognize deferred income taxes for the temporary timing differences between U.S. GAAP and tax basis taxable income. Deferred tax assets are reduced by a valuation allowance when, in the opinion of management, it is more likely than not that some portion or all of the deferred tax assets will not be realized. We evaluate and determine on a periodic basis the amount of the valuation allowance required and adjust the valuation allowance as needed. As of December 31, 2010 and 2009, a valuation allowance was established for the full amount of deferred tax assets due to the uncertainty of its realization.

Share-Based Compensation

We measure equity-based compensation awards at the grant date (based upon an estimate of the fair value of the compensation granted) and recorded to expense over the requisite service period, which generally is the vesting period. Accordingly, we estimate the value of employee stock options using a Black-Scholes option pricing model, where the assumptions necessary for the calculation of fair value include expected term and expected volatility, which are subjective and represent management’s best estimate based on the characteristics of the options granted.

Convertible Promissory Notes and Warrants

We recognize warrants issued in conjunction with convertible promissory notes as a debt discount, which is amortized to interest expense over the expected term of the convertible promissory notes. Accordingly, the warrants are valued using a Black-Scholes option pricing model, where the assumptions necessary for the calculation of fair value include expected term and expected volatility, which are subjective and represent management’s best estimate based on the characteristics of the warrants issued in conjunction with the convertible promissory notes.

Fair Value of Financial Instruments

Under U.S. GAAP, fair value is defined as “the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date.” U.S GAAP establishes a three-tiered fair value hierarchy that prioritizes inputs to valuation techniques used in fair value calculations. The three levels of inputs are defined as Level 1 (unadjusted quoted prices for identical assets or liabilities in active markets), Level 2 (inputs that are observable in the marketplace other than those inputs classified in Level 1) and Level 3 (inputs that are unobservable in the marketplace). The Company’s financial assets and liabilities measured at fair value on a recurring basis consist of its investment securities and derivative financial instruments.

“Down-Round” Provisions with Rights (Warrants and Conversion Options)

Purchase rights (warrants) associated with certain of our financings include provisions that protect the purchaser from certain declines in the Company’s stock price (or “down-round” provisions). Down-round provisions reduce the exercise price of the warrants (and conversion rate of the convertible notes) if the Company either issues equity shares for a price that is lower than the exercise price of those instruments or issues new convertible instruments that have a lower exercise price. Due to the down-round provision, all warrants issued are recognized as liabilities at their respective fair values on each reporting date and are marked-to-market on a monthly basis. Changes in value are recorded on our consolidated statement of operations as a gain or loss on derivative financial instruments and investment securities in other income (expense). The fair values of these securities are estimated using a Black-Scholes valuation model.

Revenue Recognition

Revenues generated from securities transactions and the related commissions are recorded on a trade date basis.

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

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The following financial statements are contained in this Annual Report:

- Report of Independent Registered Public Accounting Firm;

- Consolidated Balance Sheets - December 31, 2010 and 2009;

- Consolidated Statements of Operations - For the Years ended December 31, 2010 and 2009;

- Consolidated Statements of Changes in Stockholders’ Deficit - Period from January 1, 2009 to December 31, 2010;

- Consolidated Statements of Cash Flows - For the Years ended December 31, 2010 and 2009; and

- Notes to Consolidated Financial Statements.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Disclosure controls and procedures are designed with the objective of ensuring that information required to be disclosed in reports filed by the Company under the Exchange Act, such as this annual report, is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission. Disclosure controls and procedures are also designed with the objective of ensuring that such information is accumulated and communicated to management, including the Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

Based on the controls evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that, as of the end of the period covered by this Annual Report, our disclosure controls were not operating effectively to provide reasonable assurance that information required to be disclosed in our periodic reports filed with the SEC is recorded, processed, summarized and reported within the time period specified by the SEC, and that material information relating to the Company and its consolidated subsidiaries is made known to management, including the Chief Executive Officer and Chief Financial Officer, particularly during the period when our periodic reports are being prepared.

The basis for the determination that our disclosure controls and procedures are not operating effectively at the reasonable assurance level is based on our conclusions that (a) we did not have a full-time, qualified Principal Financial Officer to oversee our disclosures controls and procedures until March 26, 2010, and (b) we have material weaknesses in our internal control over financing reporting (as discussed below), which we consider an integral part of our disclosure controls and procedures. The Company hired a full-time, qualified Chief Financial Officer on March 26, 2010, who is expected to oversee our disclosure controls and procedures and assist us in remediating this weakness and any other weaknesses.

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

The Company’s management has assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2010. In making this assessment, the Company used the criteria established by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in “Internal Control-Integrated Framework.”

The SEC defines a material weakness as a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the Company’s annual or interim financial statements will not be prevented or detected on a timely basis.

Management’s assessment identified the following weaknesses in the Company’s internal control over financial reporting as of December 31, 2010:

The Company currently lacks formal policies and procedures over the financial reporting process. This includes a lack of review procedures performed by management beyond the initial preparer calculations and estimates and also a lack of a formal control design structure for the review of external financial data. The Company has concluded that these deficiencies constitute a material weakness in our internal control over financial reporting which could result in a material misstatement to our annual or interim consolidated financial statements.

Based on the Company’s processes and assessment, as described above, management has concluded that, as of December 31, 2010, the Company’s internal control over financial reporting was not effective and there is reasonable possibility that a material misstatement to the Company’s annual or interim consolidated financial statements could occur and not be prevented or detected by its internal controls in a timely manner.

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

ITEM 9B. OTHER INFORMATION

None.

PART III

Item 10.	Directors, Executive Officers and Corporate Governance.

DIRECTORS AND EXECUTIVE OFFICERS OF THE COMPANY

Certain information with respect to our directors and our executive officers, as of April 29, 2011, appears below and was furnished in part by each such person.

Name	Age	First Elected	Position(s) Held with the Company
Edwin L. Knetzger, III	59	August 2009	Co−Chairman of the Board of Directors; Chairman of the Corporate Governance and Nominating Committee and Member of the Compensation Committee
Michael O. Sanderson	68	December 2009	Co−Chairman of the Board of Directors and Chief Executive Officer
David S. Bensol	55	September 2008	Independent Director; Chairman of the Compensation Committee and Member of the Audit Committee and the Corporate Governance and Nominating Committee
George P. Jameson	62	April 2010	Independent Director; Chairman of the Audit Committee and Member of the Compensation Committee and the Corporate Governance and Nominating Committee
Patricia Kemp	49	February 2011	Director
H. Eugene Lockhart	61	February 2011	Director
Jeffrey M. Chertoff	56	February 2010	Director and Chief Financial Officer
George O’Krepkie	46	February 2011	President
John M. Ryan	59	February 2011	Chief Administrative Officer

Edwin L. Knetzger, III is Co-Chairman of our Board of Directors.  Mr. Knetzger is one of the co−founders of Greenwich Capital Markets, Inc., a leading fixed income institutional investor, where he  previously served at various times as President, Chief Executive Officer and Chairman from 1981 to 2003. Prior to joining Greenwich Capital Markets, Inc., Mr. Knetzger was employed by Kidder Peabody & Company where he served as Co−Manager and Head Trader of the Government Bond Trading Department from 1975 to 1980. Mr. Knetzger is a member of the board of directors of Morgan’s Hotel Group (NASDAQ: MHGC). Mr. Knetzger also serves on the boards of Paul Newman's The Hole In The Wall Gang Camp and The Hole In The Wall Gang Association, which are non−profit organizations for children and families afflicted by cancer and serious blood diseases. Mr. Knetzger received a Bachelor of Arts and a Master of Business Administration from University of Virginia.

Michael Sanderson joined the Company on December 31, 2009 as the Chief Operating Officer for our New York, New York office and our BondsPro line of business, as well as the Co−Chairman of the Board of Directors. He was appointed Chief Executive Officer on February 26, 2010. Prior to joining the Company, Mr. Sanderson served as a Managing Director of Laidlaw & Company (UK) Ltd., an investment banking and advisory firm from February 2009 to January 2010.  From March 2006 to February 2009, he was a Managing Director with TGL Partners and from March 2004 to March 2006 he was CEO of Kenmar/Nihon Capital Partners.  He began his career at Merrill Lynch where he spent 23 years in roles including serving as Chairman and CEO of Merrill Lynch Canada. Subsequent to his years at Merrill Lynch, Mr. Sanderson was CEO of Instinet, Inc. and later became Chairman & CEO of Reuters Americas. Mr. Sanderson has also held leadership positions at Market XT and served as CEO of

NASDAQ Europe, where he also served on the Board of Directors.  Mr. Sanderson is a graduate of Brown University and received his Masters (MA) from Oxford University.

David S. Bensol has been a director of the Company since September 2008. Mr. Bensol has been President of Bensol Realty Corp., a commercial real estate company, since 1978, and a management consultant since January 2000. Mr. Bensol was the former CEO of Critical Home Care, a home medical equipment provider, which merged with Arcadia Resources, Inc. Mr. Bensol is a member of the Board of Directors of NutraCea (OTCBB: NRTZ), and is a member of its Compensation and Audit Committees. Mr. Bensol was the Executive Vice President and Director of Arcadia Resources, Inc. from May 2004 until his resignation from those positions in December 2004. In 2000, Mr. Bensol founded what eventually became Critical Home Care, through a series of acquisitions and mergers. Mr. Bensol is a member of the Board of Directors of NutraCea (OTCBB: NRTZ), and is a member of its Compensation and Audit Committees. Mr. Bensol received a BS Pharm. from St. Johns University, New York, and became a registered pharmacist in 1978.

George P. Jameson has been a director of the Company since April 2010. Mr. Jameson is one of the founding partners of Dearborn Partners LLC, an investment management company, and has been its Chief Financial Officer and Chief Administrative Office since 1997. Mr. Jameson formerly served as the head of fixed income sales for Goldman Sachs & Co., First Chicago Capital Markets, and Nesbitt−Burns Securities Inc.  Mr. Jameson was been a member of the Board of Directors of Sceptre Investment Management Counsel Ltd, a Canadian investment manager traded on the Toronto Stock Exchange under the symbol “SZ,” and also a member of its Compensation Committee, from October 2007 to September 2010. Mr. Jameson received a B.S. Industrial Management in 1970 from Georgia Tech University and an MBA in 1976 from Emory University.

Patricia Kemp joined our Board of Directors on February 2, 2011.  Ms. is a Director of Financial Services Technology at Oak Investment Partners. Ms. Kemp joined the firm in February 2003 and focuses on the firm's investments in the financial services information technology space.  Ms. Kemp has over 11 years of senior management experience at Cendant Corporation.  At various times, she was responsible for the marketing, operations or general management of a variety of direct marketing credit card affinity programs, the Entertainment Publications subsidiary, and the Welcome Wagon and Getting to Know You subsidiaries. Ms. Kemp serves on the boards of directors of private companies that Oak Investment Partners has invested in, including TxVia, Inc. and Kuaipay.  She holds an M.B.A. from Stanford University's Graduate School of Business and a B.A. from Stanford University.

H. Eugene Lockhart joined our Board of Directors on February 2, 2011.  Since 2005, Mr. Lockhart has served as a partner and chairman, Financial Institutions, Diamond Castle Holdings, LLC in New York, a private equity investment firm.  Mr. Lockhart is a director and audit committee chairman of RadioShack Corporation (NYSE: RSH), a retail seller of consumer electronic goods and services, a director and audit committee chairman and compensation committee member of Huron Consulting (NASDAQ: HURN), a provider of operational and financial consulting services, and a director and compensation committee member of Asset Acceptance Capital Corp. (NASDAQ: AACC), a purchaser of accounts receivable portfolios from consumer credit originators.  Previously, he had served on the board of IMS Health Incorporated, a global provider of information solutions to the pharmaceutical and healthcare industries, until February 2010.  Since 2002, Mr. Lockhart has been a venture partner at Oak Investment Partners, a multi-billion dollar venture capital firm.  Prior to that, from 2000 to 2002, he served as chairman and chief executive officer of New Power Holdings, a retail provider of energy to homes and small businesses throughout the United States. From 1999 to 2000, Mr. Lockhart was president of Consumer Services for AT&T. His prior positions include president of Global Retail Bank and Bank of America, as well as president and chief executive officer of MasterCard International. Mr. Lockhart received his B.S. in Mechanical Engineering from the University of Virginia and his MBA from

The Darden Graduate School of Business at the University of Virginia. In addition, Mr. Lockhart is a CPA, licensed in the Commonwealth of Virginia.

Jeffrey M. Chertoff joined our Board of Directors on February 26, 2010, and was appointed as our Chief Financial Officer on March 26, 2010. Mr. Chertoff was a Managing Director and Chief Financial Officer of StoneCastle Partners LLC, an asset manager with over $3.1 billion under management that focuses its investments on U.S. community banks, from 2007 until March 2010. Prior to joining StoneCastle Partners, LLC, Mr. Chertoff was Chief Financial Officer and Senior VP of Labranche & Co. Inc. (NYSE: LAB), which provides liquidity and execution services in publicly traded securities, from 2005 to 2006. Mr. Chertoff also served as Chief Financial Officer and Senior VP of Cantor Fitzgerald – ESpeed, Inc. (NASDAQ: ESPD) from 2002 to 2004. Mr. Chertoff is a past President of the Financial Management Division of the Securities Industry Association (now known as SIFMA). Mr. Chertoff has a B.B.A from Bernard M. Baruch College and is a C.P.A.

George O’Krepkie was appointed as our President on February 2, 2011.  Prior to being appointed as President, Mr. O’Krepkie was employed as our Head of Sales since December 2009.  Prior to joining the Company, Mr. O’Krepkie was Director of Fixed Income for BTIG LLC, an institutional brokerage and fund services company that provides order execution, ECN services, outsource trading and brokerage services, from January 2009 to December 2009.  From July 1999 until September 2008, Mr. O’Krepkie was employed with MarketAxess Holdings, Inc., which operates an electronic trading platform, most recently as its Head of Dealer Relationship Management.  Mr. O’Krepkie graduated from the University of Maryland.

John M. Ryan was appointed as our Chief Administrative Officer on February 2, 2011.  Prior to that Mr. Ryan was employed by the Company in various capacities since approximately January 2010.  Prior to joining the Company, Mr. Ryan was the Business Administration Director at Shortridge Academy Ltd., a co-educational therapeutic boarding school in New Hampshire, for approximately five years. Mr. Ryan continues to be a member of Shortridge Academy’s Board of Directors and its part-time CFO.  From 2002 to 2003, Mr. Ryan was a Managing Director, CFO and CAO of Zurich Capital Markets, Inc.  While at Zurich Capital Markets, Mr. Ryan served as a Director and Chair of the Audit Committee of Zurich Bank (Ireland).  Mr. Ryan was previously with Greenwich Capital Markets from 1985 to 2001 in various management roles and was CFO when he left. He is a graduate of Trinity College Dublin and is a Chartered Accountant.

The size and composition of our Board is the subject of detailed voting arrangements among the Company and certain of our stockholders. Such voting arrangements are described below under “Voting Arrangements.”  In addition to those voting arrangements, the Board considered the following experience and attributes of Messrs. Knetzger, Sanderson, Bensol, Jameson, Chertoff and Lockhart and Ms. Kemp:

Edwin L. Knetzger, III

●	Leadership and operating experience in the fixed income securities industry, including as co−founder, President, Chief Executive Officer and Chairman of Greenwich Capital Markets, Inc.
●	Outside board of director experience as a director of Morgan’s Hotel Group (NASDAQ: MHGC).
●	Affiliation with a significant investor in the Company.

Michael Sanderson

●	Leadership experience building and operating trading platforms, including notably as the Chief Executive Officer of Instinet, Inc.
●
Leadership and operating experience in the financial industry, including as Chairman and CEO of Merrill Lynch Canada, Chairman and CEO of Reuters Americas and CEO of NASDAQ Europe, where he also served on the Board of Directors.

David S. Bensol

●	Leadership and operating experience, including as Chief Executive Officer of Critical Home Care and Executive Vice President and Director of Arcadia Resources, Inc.

George P. Jameson

●
Leadership and operating experience in the fixed income securities industry, including with Goldman Sachs, First Chicago Capital Markets, BMO Nesbitt Burns Securities and as co−founder and managing director of Dearborn Partners LLC.

●	Outside board of director experience as a director of Sceptre Investment Counsel Ltd, Toronto, ON (TSX: SZ).

Patricia Kemp

●	Leadership and management experience at Cendant corporation.
●	Extensive experience of investing in the financial services and technology space, and on board of directors of those companies.

H. Eugene Lockhart

●
Leadership and senior management experience  in leading financial services and technology organizations, including as President and CEO of MasterCard International, President of the Global Retail Bank and Senior Vice Chairman of BankAmerica Corporation, President of Consumer Services at AT&T, and President and Chief Executive Officer of New Power Holdings.

●
Outside board of director experience, including as a director and audit committee chairman of RadioShack Corporation (NYSE: RSH), a director and audit committee chairman and compensation committee member of Huron Consulting (NASDAQ: HURN) and a director and compensation committee member of Asset Acceptance Capital Corp. (NASDAQ: AACC).

Jeffrey M. Chertoff

●
Leadership, financing and accounting experience in the financial industry, including as Managing Director and Chief Financial Officer of StoneCastle Partners LLC, Chief Financial Officer and Senior VP of Labranche & Co. Inc. (NYSE: LAB), and Chief Financial Officer and Senior VP of Cantor Fitzgerald – ESpeed, Inc. (NASDAQ: ESPD) from 2002 to 2004.

●	Leadership in a prominent industry organization as a past President of the Financial Management Division of the Securities Industry Association (now known as SIFMA).

Voting Arrangements

John J. Barry, III and Holly A.W. Barry, Duncan Family, LLC (an affiliate of John Barry, III), Otis Angel LLC (an affiliate of John J. Barry, IV), Siesta Capital LLC (an affiliate of John J. Barry, IV), the John J. Barry Revocable Trust u/a/d November 9, 2001, and Bond Partners LLC (an affiliate of John J. Barry, IV) (collectively, the “Barry Stockholders”) and Fund Holdings LLC are parties to a Voting Agreement, dated December 31, 2009 (the “Voting Agreement”).  Pursuant to the Voting Agreement, the Barry Stockholders are obligated to vote their voting shares (1) for the nomination and election of Edwin L. Knetzger, III and Michael Sanderson as directors of the Company, (2) for the election of nominees proposed for election as independent directors by the Board’s Corporate Governance and Nominating Committee, and (3) against the removal of Mr. Knetzger and Mr. Sanderson other than for malfeasance. Additionally, Fund Holdings LLC is obligated to vote its voting shares for the nomination and election of John Barry, III and John J. Barry, IV as directors of the Company and against their removal other than for malfeasance.

The Voting Agreement will terminate automatically on the earlier of (1) at any time by mutual agreement between Fund Holdings LLC and the Barry Stockholders, (2) December 31, 2012, (3) the date on which Fund Holdings LLC no longer owns at least 10% of the shares held by it on the date of the Voting Agreement, and (4) the date on which the Barry Stockholders no longer collectively own at least 10% of the shares held by them on the date of the Voting Agreement.

The Company, John Barry, III, Holly A. W. Barry and John J. Barry, IV are parties to a letter agreement dated February 26, 2010 (the “Letter Agreement”).  The Letter Agreement requires John Barry, III, Holly A. W. Barry and John J. Barry, IV to vote or cause to be voted all shares of Common Stock directly or indirectly beneficially owned or controlled by them in favor of the nomination and election of Jeffrey M. Chertoff and David S. Bensol, against the removal of Messrs. Chertoff and Bensol (other than for malfeasance or unless unanimously agreed by the Board), against the addition of any other director to the Board other than those on the Board as of the date of the Letter Agreement and certain replacements, and against the increase of the size of the Board to more than seven members. Mr. Jameson was originally elected to the Board pursuant to rights granted to Messrs. Barry and Barry under the Letter Agreement.  The Letter Agreement originally contained obligations regarding the size and composition of the Company’s Board of Directors binding on the Company, but Messrs. Barry and Barry voluntarily resigned from the Board of Directors in July 2010.  The Letter Agreement is discussed in more detail below, under “EMPLOYMENT AGREEMENTS AND POTENTIAL PAYMENTS UPON TERMINATION OR CHANGE-IN-CONTROL.”

The Company, Oak Investment Partners XII, Limited Partnership (“Oak”), GFINet, Inc. and certain other securityholders of the Company are parties to a Series D Stockholders’ Agreement dated February 2, 2001.  Pursuant to the Series D Stockholders’ Agreement, among other things:

●
For so long as Oak continues to own at least 25% of the Series D Convertible Preferred Stock acquired by it in February 2011 (or 25% of the Common Stock issuable upon the conversion thereof), (a) the Company is required to nominate and use its reasonable best efforts to cause to be elected and (b) each holder of Series D Convertible Preferred Stock is required to vote all shares of voting capital stock of the Company owned by it to elect, and not to vote to remove, one person designated by Oak (the “Oak Designee”); and

●
For so long as the holders of Series D Convertible Preferred Stock collectively own at least 25% of the shares of Series D Preferred Convertible Preferred issued in February 2011 (or 25% of the shares of Common Stock  issuable upon the conversion thereof), and Oak continues to own at least 25% of the Series D Convertible Preferred Stock acquired by it in February 2011 (or 25% of the Common Stock issuable on conversion thereof) (a) the Company is required to nominate and use its reasonable best efforts to cause to be elected and (b) each holder of Series D Preferred Stock is required to vote all shares of voting capital stock of the Company owned by it, so as to elect, and not to vote to remove, one person designated in writing by Oak (so long as it continues to own at least 25% of the shares of Series D Preferred Convertible Preferred Stock acquired by it in February 2011 (or 25% of the Common Stock issuable upon the conversion thereof).

Patricia Kemp and Eugene Lockhart were elected to our Board of Directors as designees of Oak pursuant to the Series D Stockholders’ Agreement.

Code of Ethics

The Company has adopted a “Code of Business Conduct and Ethics,” which applies to the Board of Directors and the Company’s officers and employees (the “Code of Ethics”). The Code of Ethics is intended to focus the Board of Directors, the individual directors and the Company’s executive officers and employees on areas of ethical risk, help them recognize and deal with ethical issues, provide mechanisms to report unethical conduct, and foster a culture of honesty and accountability. The Code of Ethics covers areas of personal conduct relating to service on the Board of Directors and as an executive officer or employee of the Company, including conflicts of interest, unfair or unethical use of corporate opportunities, strict maintenance of confidential information, compliance with laws and regulations and oversight of ethics and compliance by employees of the Company.

The full text of the Code of Ethics is available on our website at www.bonds.com or in print upon written request addressed to the Secretary of the Company, without charge to any person. Requests should be addressed to Bonds.com Group, Inc., Attn: Secretary, 529 5th Avenue, 8th floor, New York, New York 10017.

Audit Committee Financial Expert

The Audit Committee does not have an independent director who is acting as our “audit committee financial expert” within the meaning of the rules and regulations of the SEC. The Company is not subject to the requirements that it have an audit committee financial expert. The Board has determined, however, that the members of the Audit Committee are able to read and understand fundamental financial statements and have substantial business experience that results in their financial sophistication. Accordingly, the board believes that the members of the audit committee have the sufficient knowledge and experience necessary to fulfill their duties and obligations required to serve on the Audit Committee. In light of the foregoing and practical considerations related to the Company’s size and stage of development, the Company does not believe it needs an audit committee financial expert at this time.

SECTION 16(a) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

Section 16(a) of the Securities Exchange Act of 1934, as amended, generally requires our directors and executive officers and persons who own more than 10% of a registered class of our equity securities (“10% owners”) to file with the SEC initial reports of ownership and reports of changes in ownership of common stock and other equity securities of the Company. Directors and executive officers and 10% owners are required by SEC regulation to furnish us with copies of all Section 16(a) reports they file. To our knowledge, based solely on review of copies of the reports furnished to us and representations that no other reports were required to be filed during the fiscal year ended December 31, 2010, all Section 16(a) filing requirements applicable to our directors, executive officers and 10% owners were met, except that (a) Fund Holdings, LLC did not timely file a Form 4 in October 2010 resulting from its exchange of certain purchase rights for shares of our Common Stock pursuant to the Company’s publicly disclosed exchange offer pursuant to a Schedule TO and amendments thereto filed with the Securities and Exchange Commission (the “Exchange Offer”) but such form was subsequently filed, (b) Edwin L. Knetzger, III, did not timely file a Form 4 in October 2010 resulting from his exchange of certain purchase rights for shares of our Common Stock pursuant to the Exchange Offer but such form was subsequently filed, (c) Laidlaw Venture Partners III, LLC did not file a Form 4 in October 2010 resulting from its exchange of certain purchase rights for shares of our Common Stock pursuant to the Exchange Offer, (d) Black II Trust did not file a Form 3 and Form 4 in October 2010 resulting from its acquisition of a warrant to purchase shares of our Common Stock (which transaction was disclosed in our Current Report on Form 8-K filed with the Securities and Exchange Commission on October 25, 2010), and (e) Bonds MX, LLC did not file a Form 3 and Form 4 in October 2010 resulting from its acquisition of shares of our Series B Convertible Preferred Stock and a warrant to purchase shares of our Common Stock (which transaction was disclosed in our Current Report on Form 8-K filed with the Securities and Exchange Commission on October 25, 2010).

Item 11.	Executive Compensation.

EXECUTIVE COMPENSATION

The following table sets forth, in summary form, the compensation for the fiscal years ended December 31, 2010 and December 31, 2009 of certain of our current and former executive officers as of the end of our most recently completed fiscal year, who constitute all of the Company’s “Named Executive Officers” for such fiscal years pursuant to Securities and Exchange Commission rules.

Bonds.com Group, Inc.
2010 and 2009 Summary Compensation Table

			Option	All Other		Total
Name and Principal		Salary	Awards	Compensation		Compensation
Position	Year	($)	($)	($)		($)
Michael O Sanderson	2010	$191,520	-	$104,869	(2)	$296,389
Chief Executive Officer (1)	2009	$0.00	-	$0		$0
George O'Krepkie	2010	$200,417	-	$19,662	(4)	$220,079
President(3)	2009	$0.00	-	$1,538	(4)	$1,538
Jeffrey Chertoff	2010	$131,459	-	$0		$131,459
Chief Financial Officer(5)	2009	$0	-	$0		$0
John Ryan	2010	$159,584	-	$0		$159,584
Chief Administrative Officer(6)	2009	$22,500	-	$0		$22,500
John J Barry, IV	2010	$60,514	$1,407,969	$368,613	(8)	$1,837,096
Former Chief Executive Officer (7)	2009	$220,500	$244,362	$47,078	(9)	$511,940
Christopher Loughlin	2010	$167,488	$528,423	$118,449	(11)	$814,360
Former Chief Operating Officer (10)	2009	$187,500	$429,542	$23,278	(12)	$640,320
Joseph Nikolson	2010	$143,782	$131,846	$69,381	(14)	$345,009
Former Executive Vice President (13)	2009	$156,250	$306,407	$14,169	(15)	$476,826

(1)
Mr. Sanderson was appointed Chief Executive Officer of the Company on February 26, 2010.  The Company and Mr. Sanderson are parties to an Employment Agreement dated February 2, 2011, which is described below under “EMPLOYMENT AGREEMENTS AND POTENTIAL PAYMENTS UPON TERMINATION OR CHANGE-IN-CONTROL.”

(2)
Mr. Sanderson was paid $90,000 in connection with his retention as a payment in lieu of compensation forgone at his previous employer. In addition the Company paid for 100% of his health and other benefit costs.

(3)
Mr. O’Krepkie was appointed President of the Company on February 2, 2011.  During the fiscal year ended December 31, 2010 and for a portion of the fiscal year ended December 31, 2009, Mr. O’Krepkie was our Head of Sales.  The Company and Mr. O’Krepkie are parties to an Employment Agreement dated February

2, 2011, which is described below under “EMPLOYMENT AGREEMENTS AND POTENTIAL PAYMENTS UPON TERMINATION OR CHANGE-IN-CONTROL.”
(4)	The Company paid 100% of Mr. O’Krepkie’s heath and other benefit costs.
(5)
The Company and Mr. Chertoff are parties to an Employment Agreement dated February 2, 2011, which is described below under “EMPLOYMENT AGREEMENTS AND POTENTIAL PAYMENTS UPON TERMINATION OR CHANGE-IN-CONTROL.”

(6)
Mr. Ryan was appointed Chief Administrative Officer of the Company on February 2, 2011.  The Company and Mr. Ryan are parties to an Employment Agreement dated February 2, 2011, which is described below under “EMPLOYMENT AGREEMENTS AND POTENTIAL PAYMENTS UPON TERMINATION OR CHANGE-IN-CONTROL.”

(7)
Mr. Barry was our Chief Executive Officer and President until February 26, 2010 and our Chief Strategic Officer and Vice Chairman until April 2010, when he resigned from those positions.  The amounts set forth in the “Option Awards” column represent the aggregate grant date fair value of awards made during each of the fiscal years ended December 31, 2010 and 2009 in accordance with ASC Topic 718 of the Financial Accounting Standards Board.  Assumptions used in the calculation of these amounts are included in Note 15 (Share-Based Compensation) to the audited consolidated financial statements included in our Form 10-K for the fiscal year ended December 31, 2010.  The Company and Mr. Barry are parties to severance arrangement that is described below under “EMPLOYMENT AGREEMENTS AND POTENTIAL PAYMENTS UPON TERMINATION OR CHANGE-IN-CONTROL.”

(8)
Comprised of (a) $347,923 of severance payments, (b) $4,000 per month housing allowance and a $1,000 per month automobile allowance for a period of three months in 2010, and (c) $5,691 of health and other benefits costs paid by the Company.

(9)	Comprised of $4,000 per month housing allowance and a $1,000 per month automobile allowance for a period of six months in 2009 and $17,078 of health and other benefits cost paid by the Company.
(10)
Mr. Loughlin was Chief Operating Officer until his separation from the Company on June 23, 2010.  The amounts set forth in the “Option Awards” column represent the aggregate grant date fair value of awards made during each of the fiscal years ended December 31, 2010 and 2009 in accordance ASC Topic 718 of the Financial Accounting Standards Board Accounting Standards Codification.  Assumptions used in the calculation of these amounts are included in Note 15 (Share-Based Compensation) to the audited consolidated financial statements included in our Form 10-K for the fiscal year ended December 31, 2010.  The Company and Mr. Loughlin are parties to a Separation Agreement, Release and Covenant Not to Sue that is described below under “EMPLOYMENT AGREEMENTS AND POTENTIAL PAYMENTS UPON TERMINATION OR CHANGE-IN-CONTROL.”

(11)
Comprised of (a) $94,378 of severance payments, (b) $1,300 per month automobile allowance for a period of five months in 2010, and (c) $17,571 of COBRA and health and other benefits costs paid by the Company.

(12)	Comprised of $1,300 per month automobile allowance for a period of six months in 2009 and $15,478 of health and other benefits cost paid by the Company.
(13)
Mr. Nikolson was Executive Vice President until his separation from the Company on June 18, 2010.  The amounts set forth in the “Option Awards” column represent the aggregate grant date fair value of awards made during each of the fiscal years ended December 31, 2010 and 2009 in accordance with ASC 718 of the Financial Accounting Standards Board Accounting Standards Codification.  Assumptions used in the calculation of these amounts are included in Note 15 (Share-Based Compensation) to the audited consolidated financial statements included in our Form 10-K for the fiscal year ended December 31, 2010.  The Company and Mr. Nikolson are parties to a Separation Agreement, Release and Covenant Not to Sue that is described below under “EMPLOYMENT AGREEMENTS AND POTENTIAL PAYMENTS UPON TERMINATION OR CHANGE-IN-CONTROL.”

(14)	Comprised of (a) $57,123 of severance payments, (b) $1,000 per month automobile allowance for a period of five months in 2010, and (c) $7,258 of health and other benefits costs paid by the Company.
(15)	Comprised of $1,000 per month automobile allowance for a period of six months in 2009 and $8,169 of health and other benefits cost paid by the Company.

Bonds.com Group, Inc.
2010 Outstanding Equity Awards at Fiscal Year-End

		Options Award
	Number of Securities	Number of Securities	Option	Option
Name	Underlying Unexercised	Underlying Unexercised	Exercise	Expiration
	Options Exercisable	Options Unexercisable	Price	Date

John J Barry	6,000,000	-	$0.375	02/26/19

Christopher Loughlin (1)	-	-

Joseph Nikolson	1,190,313	-	$0.375	07/07/19

(1)
In connection with Mr. Loughlin’s separation from the Company, the Company agreed to issue to Mr. Loughlin an option to purchase 5,000,000 shares of Common Stock at a later date, subject to certain conditions.  That option was issued to Mr. Loughlin on February 2, 2011.  See “EMPLOYMENT AGREEMENTS AND POTENTIAL PAYMENTS UPON TERMINATION OR CHANGE-IN-CONTROL” below for more detail.

DIRECTOR COMPENSATION

Name	Paid in Cash	Awards	Compensation		Total
	($)	($)	($)		($)

Edwin L. Knetzger	-	-	-		-
Michael O. Sanderson	-	-	-		-
David S. Bensol (1)	-	199,067	-		199,067
Jeffrey M. Chertoff	-	-	-		-
George P. Jameson (2)		199,067			199,067
John J. Barry III (4)	-	-	10,764	(3)	10,764
John Barry IV (4)	-	-	-		-
Patricia Kemp (5)	-	-	-		-
H. Eugene Lockhart (5)	-	-	-		-

(1)
Mr. Bensol was awarded an option grant of 1,000,000 shares  in May 2010 which were vested fully vested on the grant date.  The amounts set forth in the “Option Awards” column represent the aggregate grant date fair value of awards made during the fiscal year ended  December 31, 2010 in accordance with ASC Topic 718 of the Financial Accounting Standards Board Accounting  Standards Codification.  Assumptions used in the calculation of these amounts are included in Note 15 (Share-Based Compensation) to the audited consolidated financial statements included in our Form 10-K for the fiscal year ended December 31, 2010.

(2)
Mr. Jameson was awarded an option grant of 1,000,000 shares  in May 2010 which were vested 100% on grant date.  The amounts set forth in the “Option Awards” column represent the aggregate grant date fair value of awards made during the fiscal year ended  December 31, 2010 in accordance with ASC Topic 718 of the Financial Accounting Standards Board Accounting  Standards Codification.  Assumptions used in the calculation of these amounts are included in Note 15 (Share-Based Compensation) to the audited consolidated financial statements included in our Form 10-K for the fiscal year ended December 31, 2010.

(3)	Represents health insurance costs paid by the Company on Mr. Barry’s behalf.
(4)	Messrs. Barry III and Barry IV resigned from our Board of Directors on July 23, 2010.
(5)	Ms. Kemp and Mr. Lockhart were elected to our Board of Directors on February 2, 2011.

EMPLOYMENT AGREEMENTS AND POTENTIAL PAYMENTS UPON TERMINATION OR CHANGE-IN-CONTROL

Employment Agreements with Current Executive Officers.

We have Employment Agreements with each of Michael O. Sanderson, our Chief Executive Officer, George O’Krepkie, our President, Jeffrey M. Chertoff, our Chief Financial Officer, and John M. Ryan, our Chief Administrative Officer.  These Employment Agreements, which are summarized below, provide for the current compensation and benefits of these executive officers and also provide for certain benefits upon a termination of employment or change-in-control.

Employment Agreement with Michael O. Sanderson.

Mr. Sanderson’s Employment Agreement provides that he shall be Chief Executive Officer of the Company, serving under the direction and supervision of the Company’s Board of Directors.  The term of the Employment Agreement is indefinite.  Pursuant to his Employment Agreement, for 2011, or until such later future year when the Company first achieves four consecutive quarters of positive EBITDA and a minimum EBITDA of $5,000,000, Mr. Sanderson will be eligible for an annual bonus opportunity up to 100% of his base salary at the discretion of the Company’s Compensation Committee based on its evaluation of his performance and taking into account the Company’s financial strength and cash flow position. Commencing for the year after the Company first achieves four consecutive quarters of positive EBITDA and a minimum EBITDA of $5,000,000 (and from that year forward), Mr. Sanderson will be eligible for a performance bonus equal to 5% of EBITDA.  Any earned performance bonus will be paid during the following year within 30 days after the Company’s receipt of its audited financial statements for such year, but in any event no later than the end of such year.

Mr. Sanderson’s Employment Agreement provides him with the following severance benefits:

●
Upon a termination for death or disability, Mr. Sanderson shall be entitled to (a) payment of his base salary through the termination date, (b) payment of any performance bonus previously earned but unpaid (paid at the same time it would otherwise have been paid), and (c) reimbursement of any prior reimbursable business expenses in accordance with the Company’s standard policies;

●
Upon an involuntary termination without “cause,” or a voluntary termination with “good reason” (each as defined in the Employment Agreement), Mr. Sanderson shall be entitled to (a) payment of his base salary for a period of 18 months from and after the termination date, (b) payment of any performance bonus previously earned but unpaid (paid at the same time it would otherwise have been paid), (c) reimbursement of any prior reimbursable business expenses in accordance with the Company’s standard policies, and (d) reimbursement of his COBRA premiums for continued health insurance coverage for the him and his dependents through the end of the 18-month severance period; and

●
Upon an involuntary termination for “cause” or a voluntary termination without “good reason,” Mr. Sanderson shall be entitled to payment of his base salary through the termination date plus reimbursement of any prior reimbursable business expenses in accordance with the Company’s standard policies.

Mr. Sanderson’s Employment Agreement contains confidentiality and invention assignment provisions, a 12-month post-employment non-compete and customer and employee non-solicit covering North America and any other country in which the Company does business; provided, however, such non-competition and non-solicitation covenants do not limit or restrict Mr. Sanderson from (a) engaging in a business that is not primarily engaged  in electronic fixed income trading or (b) soliciting clients, former clients or prospective clients for services that do not directly compete with the services provided by the Company.

Additionally, pursuant to his Employment Agreement, the Company has agreed to grant Mr. Sanderson an option to purchase shares of the Company’s Common Stock equal to 5% of the Company’s issued and outstanding shares of common stock on the date of grant (calculated assuming the exercise and conversion of warrants and other securities exercisable or convertible for shares of common stock, including options granted to current and former directors, executives and employees but excluding contingently issuable performance shares).  The option is required to be granted promptly following the effectiveness of the increase of the Company’s authorized shares of common stock from 300,000,000 to at least 1,000,000,000.  The exercise price for 50% of the option shares will be equal to the fair market value per share of common stock as determined in accordance with the Company’s 2011 Equity Plan as of the grant date (the “Ordinary Priced Option Shares”), and the exercise price for the other 50% of the option shares will be at a 50% premium to such price (the “Premium Priced Option Shares”).  Fifty percent of the Ordinary Priced Option Shares shall be fully vested and exercisable on the date of grant.  The balance of the Ordinary Priced Option Shares and all of the Premium Priced Option Shares shall vest quarterly in equal amounts over a subsequent period of four years from the date of grant; provided that the balance of the Ordinary Priced Options Shares shall vest first before there is any vesting of the Premium Priced Option Shares.  The maximum term of the option will be seven years.  The options would become fully vested and exercisable upon a change in control if they are not assumed as part of the change in control.

Employment Agreement with George O’Krepkie.

Mr. O’Krepkie’s Employment Agreement provides that he shall be President of the Company, serving under the direction and supervision of the Company’s CEO and, indirectly, its Board of Directors.  The term of the Employment Agreement is indefinite.  Mr. O’Krepkie’s base salary under the Employment Agreement is $240,000 per year, and he is eligible for an annual performance bonus based on a percentage of “Qualifying Company Revenue,” which the Employment Agreement defines as the Company’s revenue net of clearing charges recognized from the operations of all lines of business directly supervised by Mr. O’Krepkie, minus non-cash revenue items otherwise included in such revenue (determined in accordance with GAAP on a consolidated basis).  Under the Employment Agreement, Mr. O’Krepkie’s performance bonus shall be (a) 10% of Qualifying Company Revenue up to $50,000,000 of Qualifying Company Revenue per year; (b) 7.5% of Qualifying Company Revenue from $50,000,001 to $100,000,000 of Company Qualifying Revenue per year; and (c) 5% of Company Qualifying Revenue greater than $100,000,000 per year.

Mr. O’Krepkie’s Employment Agreement provides him with the following severance benefits:

●
Upon a termination for death or disability, Mr. O’Krepkie shall be entitled to (a) payment of his base salary through the termination date, (b) payment of any performance bonus previously earned but unpaid (paid at the same time it would otherwise have been paid), (c) payment of a portion of the performance bonus for the quarter in which the termination occurs, calculated based solely on Qualifying Company Revenue recognized during the portion of the quarter prior to the termination date (paid at the same time it would otherwise have been paid), and (d) reimbursement of any prior reimbursable business expenses in accordance with the Company’s standard policies;

●
Upon an involuntary termination without “cause,” or a voluntary termination with “good reason” (each as defined in the Employment Agreement), Mr. O’Krepkie shall be entitled to (a) payment of his base salary for a period of 18 months from and after the termination date, (b) payment of a performance bonus on the same terms in place on the termination date through the end of the 18-month severance period (paid at the same time it would otherwise have been paid), (c) payment of any performance bonus previously earned but unpaid (paid at the same time it would otherwise have been paid), (d) reimbursement of any prior reimbursable business expenses in accordance with the Company’s standard policies, and (e) reimbursement of his COBRA premiums for continued health insurance coverage for him and his dependents through the end of the 18-month severance period; and

●
Upon an involuntary termination for “cause” or a voluntary termination without “good reason,” Mr. O’Krepkie shall be entitled to payment of his base salary through the termination date plus reimbursement of any prior reimbursable business expenses in accordance with the Company’s standard policies.

In the event the performance bonus amounts payable to Mr. O’Krepkie as severance cause the Company’s EBITDA on a rolling four-quarter basis after accrual of such amounts to be negative, payment of the portion of the performance bonus amounts that would cause such EBITDA to be negative will be extended until the first quarter when such four-quarter EBITDA would not be negative; provided, however, that any payments so delayed shall accrue interest at the prime rate compounded quarterly and the applicable interest payments shall be paid at the same time as the principal amount is paid.  Once the Company’s EBITDA on a rolling four-quarter basis exceeds $5 million, this limitation will terminate.

Mr. O’Krepkie’s Employment Agreement contains confidentiality and invention assignment provisions, a 12-month post-employment non-compete and customer and employee non-solicit covering North America and any other country in which the Company does business; provided, however, such non-competition and non-solicitation covenants do not limit or restrict Mr. O’Krepkie from (a) engaging in a business that is not primarily engaged  in electronic fixed income trading or (b) soliciting clients, former clients or prospective clients for services that do not directly compete with the services provided by the Company.

Additionally, pursuant to his Employment Agreement, on February 2, 2011, the Company granted to Mr. O’Krepkie two options to purchase shares of the Company’s Common Stock: (a) an option to purchase 18,575,000 shares of the Company’s Common Stock at a purchase price of $0.07 per share for a period of 7 years, all of which was vested at grant, and (b) an option to purchase 18,575,000 shares of the Company’s Common Stock at a purchase price of $0.105 per share for a period of 7 years, which shall vest quarterly over a period of three years.  The options would become fully vested and exercisable upon a change in control if they are not assumed as part of the change in control, and the vesting of an additional 50% of the options accelerates upon a termination for death or disability.

Employment Agreement with Jeffrey M. Chertoff.

Mr. Chertoff’s Employment Agreement provides that he shall be Chief Financial Officer of the Company, serving under the direction and supervision of the Company’s Chief Executive Officer.  The term of the Employment Agreement is indefinite.  Pursuant to his Employment Agreement, for 2011, or until such later future year when the Company first achieves four consecutive quarters of positive EBITDA and a minimum EBITDA of $5,000,000, Mr. Chertoff will be eligible for an annual bonus opportunity up to 50% of his base salary at the discretion of the Company’s Compensation Committee based on its evaluation of his performance and taking into account the Company’s financial strength and cash flow position. Commencing for the year after the Company first achieves four consecutive quarters of positive EBITDA and a minimum EBITDA of $5,000,000 (and from that year forward), Mr. Chertoff will be eligible for a performance bonus equal to 1% of EBITDA.  Any earned performance bonus will be paid during the following year within 30 days after the Company’s receipt of its audited financial statements for such year, but in any event no later than the end of such year.

Mr. Chertoff’s Employment Agreement provides him with the following severance benefits:

●
Upon a termination for death or disability, Mr. Chertoff shall be entitled to (a) payment of his base salary through the termination date, (b) payment of any performance bonus previously earned but unpaid (paid at the same time it would otherwise have been paid), and (c) reimbursement of any prior reimbursable business expenses in accordance with the Company’s standard policies;

●
Upon an involuntary termination without “cause,” or a voluntary termination with “good reason” (each as defined in the Employment Agreement), Mr. Chertoff shall be entitled to (a) payment of his base salary for a period of 12 months from and after the termination date, (b) payment of any performance bonus previously earned but unpaid (paid at the same time it would otherwise have been paid), (c) reimbursement of any prior reimbursable business expenses in accordance with the Company’s standard policies, and (d) reimbursement of his COBRA premiums for continued health insurance coverage for the him and his dependents through the end of the 12-month severance period; and

●
Upon an involuntary termination for “cause” or a voluntary termination without “good reason,” Mr. Chertoff shall be entitled to payment of his base salary through the termination date plus reimbursement of any prior reimbursable business expenses in accordance with the Company’s standard policies.

Mr. Chertoff’s Employment Agreement contains confidentiality and invention assignment provisions, a 12-month post-employment non-compete and customer and employee non-solicit covering North America and any other country in which the Company does business; provided, however, such non-competition and non-solicitation covenants do not limit or restrict Mr. Chertoff from (a) engaging in a business that is not primarily engaged  in electronic fixed income trading or (b) soliciting clients, former clients or prospective clients for services that do not directly compete with the services provided by the Company.

Additionally, pursuant to his Employment Agreement, the Company has agreed to grant Mr. Chertoff an option to purchase 8,000,000 shares of the Company’s common stock.  The option will be granted promptly following the effectiveness of the increase of the Company’s authorized shares of common stock from 300,000,000 to at least 1,000,000,000.  The exercise price for 50% of the option shares will be equal to the fair market value per share of common stock as determined in accordance with the 2011 Equity Plan as of the grant date (the “Ordinary Priced Option Shares”), and the exercise price for the other 50% of the option shares will be at a 50% premium to such price (the “Premium Priced Option Shares”).  Fifty percent of the Ordinary Priced Option Shares shall be fully vested and exercisable on the date of grant.  The balance of the Ordinary Priced Option Shares and all of the Premium Priced Option Shares shall vest quarterly in equal amounts over a subsequent period of four years from the date of grant; provided that the balance of the Ordinary Priced Options Shares shall vest first before there is any vesting of the Premium Priced Option Shares.  The maximum term of the options will be seven years.  The options would become fully vested and exercisable upon a change in control if they are not assumed as part of the change in control.

Employment Agreement with John M. Ryan.

Mr. Ryan’s Employment Agreement provides that he shall be Chief Administrative Officer of the Company, serving under the direction and supervision of the Company’s Chief Executive Officer.  The term of the Employment Agreement is indefinite.  Pursuant to his Employment Agreement, for 2011, or until such later future year when the Company first achieves four consecutive quarters of positive EBITDA and a minimum EBITDA of $5,000,000, Mr. Ryan will be eligible for an annual bonus opportunity up to 50% of his base salary at the discretion of the Company’s Compensation Committee based on its evaluation of his performance and taking into account the Company’s financial strength and cash flow position. Commencing for the year after the Company first achieves four consecutive quarters of positive EBITDA and a minimum EBITDA of $5,000,000 (and from that year forward), Mr. Ryan will be eligible for a performance bonus equal to 1% of EBITDA.  Any earned performance bonus will be paid during the following year within 30 days after the Company’s receipt of its audited financial statements for such year, but in any event no later than the end of such year.

Mr. Ryan’s Employment Agreement provides him with the following severance benefits:

●
Upon a termination for death or disability, Mr. Ryan shall be entitled to (a) payment of his base salary through the termination date, (b) payment of any performance bonus previously earned but unpaid (paid at the same time it would otherwise have been paid), and (c) reimbursement of any prior reimbursable business expenses in accordance with the Company’s standard policies;

●
Upon an involuntary termination without “cause,” or a voluntary termination with “good reason” (each as defined in the Employment Agreement), Mr. Ryan shall be entitled to (a) payment of his base salary for a period of 12 months from and after the termination date, (b) payment of any performance bonus previously earned but unpaid (paid at the same time it would otherwise have been paid), (c) reimbursement of any prior reimbursable business expenses in accordance with the Company’s standard policies, and (d) reimbursement of his COBRA premiums for continued health insurance coverage for the him and his dependents through the end of the 12-month severance period; and

●
Upon an involuntary termination for “cause” or a voluntary termination without “good reason,” Mr. Ryan shall be entitled to payment of his base salary through the termination date plus reimbursement of any prior reimbursable business expenses in accordance with the Company’s standard policies.

Mr. Ryan’s Employment Agreement contains confidentiality and invention assignment provisions, a 12-month post-employment non-compete and customer and employee non-solicit covering North America and any other country in which the Company does business; provided, however, such non-competition and non-solicitation covenants do not limit or restrict Mr. Ryan from (a) engaging in a business that is not primarily engaged  in electronic fixed income trading or (b) soliciting clients, former clients or prospective clients for services that do not directly compete with the services provided by the Company.

Additionally, pursuant to his Employment Agreement, the Company has agreed to grant Mr. Ryan an option to purchase 8,000,000 shares of the Company’s common stock.  The option will be granted promptly following the effectiveness of the increase of the Company’s authorized shares of common stock from 300,000,000 to at least 1,000,000,000.  The exercise price for 50% of the option shares will be equal to the fair market value per share of common stock as determined in accordance with the 2011 Equity Plan as of the grant date (the “Ordinary Priced Option Shares”), and the exercise price for the other 50% of the option shares will be at a 50% premium to such price (the “Premium Priced Option Shares”).  Fifty percent of the Ordinary Priced Option Shares shall be fully vested and exercisable on the date of grant.  The balance of the Ordinary Priced Option Shares and all of the Premium Priced Option Shares shall vest quarterly in equal amounts over a subsequent period of four years from the date of grant; provided that the balance of the Ordinary Priced Options Shares shall vest first before there is any vesting of the Premium Priced Option Shares.  The maximum term of the options will be seven years.  The options would become fully vested and exercisable upon a change in control if they are not assumed as part of the change in control.

Severance and Separation Arrangements with John J. Barry, IV, Christopher Loughlin and Joseph Nikolson.

We are parties to separation and severance arrangements with John J. Barry, IV, our former Chief Executive Officer, Christopher Loughlin, our former Chief Operating Officer, and Joseph Nikolson, our former Executive Vice President.  These arrangements are summarized below.

Letter Agreement and Amendment and Release Agreement with John J. Barry, IV.

As noted above under “DIRECTORS AND EXECUTIVE OFFICERS OF THE COMPANY – Voting Arrangements,” on February 26, 2010, we entered into a Letter Agreement with John J. Barry, IV, John Barry, III and Holly A.W. Barry.  Among other things, the Letter Agreement provided for John J. Barry, IV’s transition from our Chief Executive Officer and President to our Vice Chairman and Chief Strategic Officer, and the termination of Mr. Barry’s prior Employment Agreement.  The Letter Agreement also set forth certain additional binding and nonbinding provisions, including the nonbinding provision that the Company and Mr. Barry would negotiate for a period of sixty days with respect to a new employment agreement for Mr. Barry and the binding provision that in the event the Company and Mr. Barry did not execute such new employment agreement within sixty days, Mr. Barry would be deemed to have resigned as Vice Chairman and Chief Strategic Officer.  The foregoing sixty day period ended on April 27, 2010 without the Company and Mr. Barry executing a new employment agreement.  Accordingly, as of April 27, 2010, Mr. Barry resigned as our Vice Chairman and Chief Strategic Officer.  Pursuant to the Letter Agreement, Mr. Barry was entitled to: (a) a payment of $300,000, all of which was required to have been paid on or prior to July 15, 2010; (b) a payment of $75,000 on December 1, 2010; and (c) additional payments equal to $900,000, which were required to be paid over three years in equal monthly installments of $25,000 per month.

During 2010, the Company was unable to timely make certain severance payments required to be paid to Mr. Barry.  On October 19, 2010, the Company and Mr. Barry entered into an Amendment and Release Agreement relating to the Company’s obligations under the Letter Agreement.  This Amendment and Release set forth the following terms:

●
The Company agreed to make the following outstanding and accelerated payments to Mr. Barry pursuant to the Letter Agreement: (a) at such time as the aggregate gross proceeds to the Company from its financing efforts equaled a minimum of $2,000,000, the Company was required to make a $50,000 payment to Mr. Barry, (b) at such time as such proceeds equaled at least $4,000,000, the Company was required to pay an additional $100,000 to Mr. Barry, (c) at such time as such proceeds equaled at least $6,000,000, the Company was required to pay an additional $240,000 to Mr. Barry, (d) at such time as such proceeds equaled at least $8,000,000, the Company was required to pay an additional $240,000 to Mr. Barry, and (e) at such time as such proceeds equaled at least $10,000,000, the Company was required to pay the balance of the future payments due under the Letter Agreement (which would equal an additional $340,000).

●
Effective upon the Company’s payment of the first such payment, Mr. Barry and certain of his affiliates released the Company and its affiliates from any and all claims they may have against them, and the Company released Mr. Barry and certain of his affiliates from any and all claims it may have against them.

●
To the extent permitted by applicable law, the Company agreed to indemnify Mr. Barry from any claims that any third parties (a) may at any time have against him as a result of, relating to, or arising out of the Company’s capital raising efforts and/or (b) have ever had or may at any time have as a result of, relating to, or arising from Mr. Barry’s relationship (whether by statute, contract, or otherwise) with the Company.

●	Mr. Barry agreed not to seek to enforce any payments under the Letter Agreement except in accordance with the schedule set forth above prior to December 31, 2010.

Upon the consummation of the Company’s sale of Series D Convertible Preferred Stock and Series D-1 Convertible Preferred Stock on February 2, 2011, the Company was required to make all payments contemplated by the Amendment and Release.  All of such payments were made in February 2011.  The Company no longer has any severance payment obligations to Mr. Barry.

Separation Arrangements with Christopher Loughlin and Joseph Nikolson.

On September 29, 2010, the Company entered into a Separation Agreement, Release and Covenant Not to Sue with Christopher Loughlin, our former Chief Operating Officer (the “Loughlin Separation Agreement”), and a Separation Agreement, Release and Covenant Not to Sue with Joseph Nikolson, our former Executive Vice President (the “Nikolson Separation Agreement”).

The Loughlin Separation Agreement formalized Christopher Loughlin’s departure from the Company and the termination of his employment, and established June 23, 2010 as the effective date of such separation.  Additionally, Mr. Loughlin’s Employment Agreement, dated July 7, 2009 was terminated.  Additionally, pursuant to the Loughlin Separation Agreement, the Company agreed as follows:

●
The Company agreed to pay Mr. Loughlin severance in an aggregate gross amount equal to $750,000 in semi-monthly installments of  $4,167.  At such time, if ever, as the Company achieves consolidated pre-tax profit of at least $3,000,000, the semi-monthly installments shall increase to $10,417, and at such time, if ever, as the Company achieves consolidated pre-tax profit of at least $10,000,000, the entire unpaid portion of the severance amount shall be paid.

●
In addition to the severance amounts described above, the Company was required to pay Mr. Loughlin a total of $50,000 as reimbursement for accrued vacation and expenses ($37,500 of which was paid to him prior to the date of such agreement).

●
The Company is required to reimburse Mr. Loughlin for his COBRA premiums up to $1,495 per month for the shorter of 18 months or such earlier date on which Mr. Loughlin is eligible for health insurance under any other employment arrangement.

●
The Company agreed to issue Mr. Loughlin a fully-vested option to purchase 5,000,000 shares of our common stock at an exercise price equal to the lower of $0.375 per share or such lower price per share at which the Company issues employee stock options to any executive officer.  The foregoing option was granted to Mr. Loughlin on February 2, 2011 with an exercise price of $0.07 per share.  Mr. Loughlin’s Option Agreement, dated July 7, 2009, was terminated in full.

Additionally, pursuant to the Loughlin Separation Agreement, Mr. Loughlin waived any and all claims he may have against the Company or its affiliates, and the Company waived any and all claims it may have against Mr. Loughlin.

The Nikolson Separation Agreement formalized Joseph Nikolson’s departure from the Company and the termination of his employment, and established June 18, 2010 as the effective date of such separation.  Additionally, Mr. Nikolson’s Employment Agreement, dated July 7, 2009 was terminated.  Pursuant to the Nikolson Separation Agreement, the Company agreed to pay Mr. Nikolson severance in an aggregate gross amount equal to $500,000 in semi-monthly installments of $5,000.  At such time, if ever, as the Company achieves consolidated pre-tax profit of at least $3,000,000, the semi-monthly installments shall increase to $10,417, and at such time, if ever, as the Company achieves consolidated pre-tax profit of at least $10,000,000, the entire unpaid portion of the severance amount shall be paid.  Additionally, at such time as the Company pays the final installment, it shall also pay Mr. Nikolson an additional $75,000.

Additionally, on September 29, 2010, the Company and Mr. Nikolson entered into an Amendment to Stock Option Agreement to amend Mr. Nikolson’s Option Agreement, dated July 7, 2009, to (a) confirm that the portion of such option permitting Mr. Nikolson to purchase 1,190,313 shares of our common stock was vested and to provide that such portion of the option may be exercised by Mr. Nikolson for the entire original term thereof (which lasts until July 7, 2019) (notwithstanding a provision in his option agreement that would have resulted in such portion of the option terminating 90 days after the termination of his employment), and (b) confirm that the balance of the option relating to 1,484,687 shares was terminated.

Additionally, pursuant to the Nikolson Separation Agreement, Mr. Nikolson waived any and all claims he may have against the Company or its affiliates, and the Company waived any and all claims it may have against Mr. Nikolson.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The following table sets forth, as of April 29, 2011, the number of shares of our voting equity securities owned by (i) each person who is known by us to own of record or beneficially five percent (5%) or more of any class of our voting equity securities, (ii) each of our directors, (iii) each of our executive officers and (iv) all of our directors and executive officers as a group.  Unless otherwise indicated, each of the persons listed below has sole voting and investment power with respect to the shares of our voting equity securities beneficially owned.

Name and Address of Beneficial Owner (1)	Shares of Common Stock Beneficially Owned (2)	Percentage of Common Stock Beneficially Owned (2)(3)	Shares of Series C Preferred Beneficially Owned (2)(3)	Percentage of Series C Preferred Beneficially Owned (2)(3)	Shares of Series D Preferred Beneficially Owned (2)(3)	Percentage of Series D Preferred Beneficially Owned (2)(3)	Aggregate Voting Percentage (2)(4)
Directors and Executive Officers:

David S. Bensol (5)	1,500,000	1.4%	-	-	-	-	0.6%
Jeffrey M. Chertoff (6)	-	-	-	-	-	-
George P. Jameson (7)	1,000,000	0.9%	-	-	-	-	0.4%
Patricia Kemp (8)	-	-	-	-	-	-
Edwin L. Knetzger, III (9)	63,786,668	60.8%	-	-	2,000	21.9%	37.1%
H. Eugene Lockhart (10)	-	-	-	-	-	-
George O'Krepkie (11)	20,122,917	16.2%	-	-	-	-	7.4%
John M. Ryan (12)	-	-	-	-	-	-
Michael O. Sanderson (13)	-	-	-	-	-	-

Five Percent Beneficial Owners:

Fund Holdings, LLC (14)	58,157,518	55.7%	-	-	-	-	23.3%
John J. Barry, III (15)	37,682,518	36.1%	-	-	-	-	15.1%
John J. Barry, IV (16)	43,433,130	39.4%	-	-	-	-	17.4%
Liadlaw Venture Partners III, LLC (17)	9,181,445	8.8%	-	-	-	-	3.7%
Burton W. Wiand (18)	39,005,172	28.7%	-	-	-	-	15.6%
Oak Investment Partners XII, LP (19)	-	-	8,796	88.0%	4,000	43.7%	27.7%
GFINet Inc. (20)	-	-	-	-	2,500	27.3%	14.6%
Bonds MX, LLC (21)	-	-	-	-	2,000	21.9%	11.6%
Black II Trust (22)	22,633,962	18.25%	-	-	-	-	8.4%

All Directors and Executive Officers as a Group:	86,409,585	67.8%	-	-	2,000	21.9%	42.3%

(1)	Unless otherwise noted, the address of each person is c/o Bonds.com Group, Inc., 529 5th Avenue, 8th Floor, New York, New York 10017.
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

(3)
The Company has issued and outstanding shares of three classes of equity securities that are entitled to vote with respect to the election of directors: Common Stock, Series C Convertible Preferred Stock (“Series C Preferred”) and Series D Convertible Preferred Stock (“Series D Preferred”).  The Common Stock, Series C Preferred and Series D Preferred all vote together as a single voting group with respect to the election of directors, with holders of Common Stock having one vote per share, holders of Series C Preferred currently having 1,250 votes per share (which is subject to change in the future in accordance with the terms of the Series C Preferred), and holders of Series D Preferred having such number of votes per share as if they had converted to Common Stock (which, as of April 30, 2011, equates to approximately 276 votes per share for our Series D Preferred issued on February 2, 2011 and approximately 171 votes per share for our shares of Series D Preferred issues on March 7, 2011).  The information in this table is based upon 104,354,190 shares of Common Stock issued and outstanding, 10,000 shares of Series C Preferred issued and outstanding (which, as of April 30, 2011, have an aggregate of 12,500,000 votes in connection with the election of directors), and 9,150 shares of Series D Preferred issued and outstanding (which, as of April 30, 2011, have an aggregate of approximately 133,197,686 votes in connection with the election of directors).  The Common Stock, Series C Preferred and Series D Preferred also vote as a single voting group on all other matters presented to the stockholders of the Company, except as otherwise required by law.

(4)
The “Aggregate Voting Percentage” column represents for each person the number of votes which the shares beneficially owned by such person are entitled to in connection with the election of directors, expressed as percentage relative to the total number of votes which may be cast for the election of directors.  As in the rest of the table, the percentages in this column are calculated assuming that such person has acquired and may vote any shares such person has the right to acquire within 60 days but such shares are not deemed to be issued and outstanding for the purposes of computing the voting percentage of any other person.

(5)	Comprised of shares that Mr. Bensol has the right to acquire upon the exercise of stock options.
(6)
Does not include stock options that the Company is obligated to issue to Mr. Chertoff in the future if and when the Company’s authorized shares of Common Stock are increased to at least 1,000,000,000 (the “Authorized Share Increase”).  Pursuant to Mr. Chertoff’s Employment Agreement, the Company has agreed to grant Mr. Chertoff options to purchase 8,000,000 shares of the Company’s Common Stock upon the effectiveness of the Authorized Share Increase, 4,000,000 of which would be vested at grant, and 4,000,000 of which shall vest quarterly over a period of three years.

(7)	Comprised of shares that Mr. Jameson has the right to acquire upon the exercise of stock options.
(8)
Does not include a stock option to purchase 5,666,560 shares of Common Stock the Company has agreed to issue to Ms. Kemp upon the effectiveness  of the Authorized Share Increase, which would be fully vested at grant.

(9)
Comprised of (a) 16,958,130 issued and outstanding shares of common stock owned by Fund Holdings LLC, of which Mr. Knetzger is the manager, (b) 5,129,150 issued and outstanding shares of common stock owned by Mr. Knetzger, (c) 500,000 shares of common stock that Mr. Knetzger has the right to acquire within 60 days upon the exercise of  outstanding stock options, (d) 2,000 shares of Series D Preferred owned by Bonds MX, LLC of which Mr. Knetzger is a member, (e) 20,475,000 shares beneficially owned by John J Barry IV, in which Fund Holdings LLC and Mr. Knetzger, as its manager, may be deemed to have beneficial ownership pursuant to the Voting Agreement, and (f) 20,724,388 shares beneficially owned by John J. Barry III, in which Fund Holdings LLC and Mr. Knetzger, as its manager, may be deemed to have beneficial ownership pursuant to the Voting Agreement. Mr. Knetzger disclaims beneficial ownership of the shares beneficially owned by either of John J. Barry IV and John J. Barry III and this Proxy Statement shall not be construed as an admission that Mr. Knetzger is the beneficial owner of any such shares. Mr. Knetzger holds a 17.4% interest in Fund Holdings LLC and a 50% interest in Bonds MX, LLC. Accordingly, Mr. Knetzger disclaims beneficial ownership of the shares described in clauses (a) and (d), except to the extent of his pecuniary interest in 16.3% of such shares owned by Funds Holdings, LLC and 50% of the shares owned by Bonds MX, LLC.  Does not include approximately 29,123,429 shares of Common Stock issuable upon conversion of Bonds MX, LLC’s Series D Preferred or 28,571,428 shares of Common Stock issuable upon exercise of outstanding Common Stock Warrants, which conversion and exercise are each prohibited until such time, if ever, that the Authorized Share Increase is effective.  Also does not include 6,000 shares of Common Stock which John J. Barry, IV may acquire within 60 days upon the exercise of a stock option.  The address for Mr. Knetzger is c/o DivcoWest, 575 Market Street, 35th Floor, San Francisco, California 94105.

(10)
Does not include a stock option to purchase 5,666,560 shares of Common Stock the Company has agreed to issue to Mr. Lockhart upon the effectiveness  of the Authorized Share Increase, which would be fully vested at grant.

(11)	Comprised of shares that Mr. O’Krepkie has the right to acquire upon the exercise of stock options.
(12)
Does not include stock options that the Company is obligated to issue to Mr. Ryan upon the effectiveness of the Authorized Share Increase.  Pursuant to Mr. Ryan’s Employment Agreement, the Company has agreed to grant Mr. Ryan options to purchase 8,000,000 shares of the Company’s Common Stock upon the effectiveness of the Authorized Share Increase, 4,000,000 of which would be vested at grant, and 4,000,000 of which shall vest quarterly over a period of three years.

(13)
Does not include stock options that the Company is obligated to issue to Mr. Sanderson upon the effectiveness of the Authorized Share Increase.  Pursuant to Mr. Sanderson’s Employment Agreement, the Company has agreed to grant Mr. Sanderson options to purchase 37,150,000 shares of the Company’s Common Stock upon the effectiveness of the Authorized Share Increase, 18,575,000 of which would be vested at grant, and 18,575,000 of which shall vest quarterly over a period of three years.

(14)
Comprised of (a) 16,958,130 issued and outstanding shares of Common Stock owned by Fund Holdings LLC, of which Mr. Knetzger is the manager, (b) 20,475,000 shares beneficially owned by John J Barry IV, in which Fund Holdings LLC may be deemed to have beneficial ownership pursuant to the Voting Agreement, and (c) 20,724,388 shares beneficially owned by John J. Barry III, in which Fund Holdings LLC may be deemed to have beneficial ownership pursuant to the Voting Agreement. Fund Holdings LLC disclaims beneficial ownership of the shares beneficially owned by either of John J. Barry IV and John J. Barry III and this Proxy Statement shall not be construed as an admission that Fund Holdings LLC is the beneficial owner of any such shares.  The address for Fund Holdings LLC is c/o DivcoWest, 575 Market Street, 35th Floor, San Francisco, California 94105.

(15)
Comprised of (a) 15,724,388 shares of common stock held jointly by Mr. Barry with his spouse, Holly A.W. Barry, as tenants by the entirety, and (b) 5,000,000 shares owned by Duncan Family, LLC, of which Mr. and Mrs. Barry are each 50% owners of the managing membership interest, and of which 20% of the non−managing membership interest is held by Shannon Duncan Family Trust, of which Mr. Barry’s daughter, Shannon Duncan, is the sole trustee and primary beneficiary and (c) 16,958,130 shares beneficially owned by Fund Holdings LLC, in which Mr. Barry may be deemed to have beneficial ownership pursuant to the Voting Agreement. Mr. Barry disclaims beneficial ownership of the shares beneficially owned by Fund Holdings LLC and this Proxy Statement shall not be construed as an admission that Mr. Barry is the beneficial owner of any such shares. Mr. Barry disclaims beneficial ownership of the rest of the foregoing shares except to the extent of his pecuniary interest therein.  The address for Mr. Barry is 8222 Regents Ct., University Park, Florida 34201.

(16)
Comprised of (a) 2,000,000 shares of Common Stock held by Bond Partners, LLC, (b) 3,475,000 shares of Common Stock held by the John J. Barry, IV Revocable Trust, (c) 10,000,000 shares of Common Stock held by Otis Angel LLC, (d) 5,000,000 shares of Common Stock held by Siesta Capital LLC, and (e) 6,000,000 shares that Mr. Barry has the right to acquire within 60 days upon the exercise of stock options, and (f) 16,958,130 shares beneficially owned by Fund Holdings LLC, in which Mr. Barry may be deemed to have beneficial ownership pursuant to the Voting Agreement.  Mr. Barry disclaims beneficial ownership of the shares beneficially owned by Fund Holdings LLC and this Proxy Statement shall not be construed as an admission that Mr. Barry is the beneficial owner of any such shares. Mr. Barry disclaims beneficial ownership of the rest of the foregoing shares except to the extent of his pecuniary interest therein.  The address for Mr. Barry is 1216 Spanish River Road, Boca Raton, FL 33432.

(17)
Does not include 15,000,000 shares of Common Stock issuable upon exercise of a Common Stock Warrant issued by the Company to Laidlaw & Company (UK) Ltd., which is not exercisable unless and until the Authorized Share Increase is effective.

(18)
On January 21, 2009, the United States District Court in the Middle District of Florida, Tampa Division (the “District Court”), in the action Securities Exchange Commission v. Arthur Nadel, et al. (Case No: 8:09−cv−87−T−26TBM) appointed Mr. Wiand as Receiver of Valhalla Investment Partners and certain other entities. Comprised of (a) 7,582,850 issued and outstanding shares of Common Stock beneficially owned, and (b) 22,100,907 shares of Common Stock which may be issued upon the conversion of convertible secured promissory notes convertible within 60 days.  Does not include up 7,252,650 shares of Common Stock potentially issuable to Mr. Wiand as Receiver contingent on the Company’s revenue for the twelve-month period ending February 2, 2012 not exceeding certain thresholds.  Mr. Wiand’s address is c/o Wiand Guerra King P.L., 3000 Bayport Drive, Suite 600, Tampa, FL 33607.

(19)
The Series C Preferred listed include approximately 2,639 shares of Series C Preferred with respect to which Oak Investment Partners XII, LP (“Oak”) may be deemed to have beneficial ownership but are subject to an escrow arrangement and potential forfeiture based on the terms of the Company’s Asset Purchase Agreement, dated February 2, 2011, with Beacon Capital Strategies, Inc. (the “Beacon Purchase Agreement”).  Does not include up to 88,000,000 shares of Common Stock potentially issuable upon conversion of Oak’s Series C Preferred, which number of shares is contingent upon the performance of the business acquired by the Company pursuant to the Beacon Purchase Agreement and which conversion is prohibited until such time, if ever, that the Authorized Share Increase is effective.  Also does not include approximately 58,246,857 shares of Common Stock issuable upon conversion of Oak’s Series D Preferred or 57,142,857 shares of Common Stock issuable upon exercise of outstanding Common Stock Warrants, which conversion and exercise are each prohibited until such time, if ever, that the Authorized Share Increase is effective.  The address of Oak is One Gorham Island, Westport, Connecticut 06880.

(20)
Does not include approximately 36,404,286  shares of Common Stock issuable upon conversion of GFINet Inc.’s Series D Preferred or 35,714,286 shares of Common Stock issuable upon exercise of outstanding Common Stock Warrants, which conversion and exercise are each prohibited until such time, if ever, that the Authorized Share Increase is effective.  The address of GFINet Inc. is c/o GFI Group Inc., 55 Water Street New York, NY 10041.

(21)
Does not include approximately 29,123,429 shares of Common Stock issuable upon conversion of Bonds MX, LLC’s Series D Preferred or 28,571,428 shares of Common Stock issuable upon exercise of outstanding Common Stock Warrants, which conversion and exercise are each prohibited until such time, if ever, that the Authorized Share Increase is effective.  Hugh Regan is the Manager of Bonds MX, LLC.  Mr. Knetzger and Tully Capital Partners, LLC are the sole members of Bonds MX, LLC, each of which owns a 50% interest in Bonds MX, LLC. The address of Bonds MX, LLC is c/o Laidlaw & Company (UK) LTD, 90 Park Avenue, 31st Floor, New York, New York 10016, Att: Hugh Regan.

(22)
Comprised of (a) 2,947,108 issued and outstanding shares of Common Stock, (b) 9,436,854 shares of Common Stock which may be acquired within 60 days upon the exercise of certain purchase rights, (c) 250,000 shares of Common Stock which may be acquired within 60 days upon the exercise of a stock option, and (d) 10,000,000 shares of Common Stock which may be acquired within 60 days upon the exercise of a warrant.

Item 13.	Certain Relationships and Related Transactions, and Director Independence.

CERTRAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Explanatory Note:  Defined terms used elsewhere in this Annual Report on Form 10-K are not used in this Item 13.  Instead, for ease of reference, any defined terms used in this Item 13 are defined below.

Promissory Note Issued to John Barry, III and Amendment and Release.

On January 29, 2008, John Barry, III, a director of the Company, loaned the Company $250,000, which was evidenced by a promissory note.  On March 26, 2009, the Company and Mr. Barry amended this promissory note to extend the maturity date to April 15, 2010 and to increase the interest rate from 10% per annum to 15% per annum, effective as of December 31, 2008. On January 11, 2010, the Company and Mr. Barry executed a forbearance agreement pursuant to which, among other things, Mr. Barry agreed that for so long as he was a director the Company would not be required to repay this loan unless it has at least twelve months cash reserve for working capital and applicable regulatory capital requirements, as determined in good faith by the Company’s Board of Directors, except for up to $60,000 of accrued interest.  Mr. Barry resigned from the Board in July 2010 and the note become due and payable.  The Company was unable to pay the note at that time.  On October 19, 2010, the Company and Mr. Barry executed an Amendment and Release which set forth the following terms:

●
The Company agreed to make the following payments to Mr. Barry pursuant to the note: (a) at such time as the aggregate gross proceeds to the Company from the Company’s financing activities equaled a minimum of $2,000,000, the Company was required to make a $50,000 payment, (b) at such time as such proceeds equaled at least $4,000,000, the Company was required to make an additional $100,000 payment, and (c) at such time as such proceeds equaled at least $10,000,000, the Company was required to pay the balance of the note.

●
Effective upon the Company’s payment of the initial amount to Mr. Barry, Mr. Barry and certain of his affiliates released the Company and its affiliates from any and all claims, and the Company released Mr. Barry and certain of his affiliates from any and all claims.

●
To the extent permitted by applicable law, the Company agreed to indemnify Mr. Barry from any claims that any third parties (a) may at any time have against him as a result of, relating to, or arising out of the Company’s financing activities and/or (b) have ever had or may at any time have as a result of, relating to, or arising from Mr. Barry’s relationship (whether by statute, contract, or otherwise) with the Company.

●	Mr. Barry agreed not to seek to enforce any payments under the Letter Agreement except in accordance with the schedule set forth above prior to December 31, 2010.

Upon the consummation of the Company’s sale of Series D Convertible Preferred Stock and Series D-1 Convertible Preferred Stock on February 2, 2011, the Company was required to make all payments contemplated by the Amendment and Release.  All of such payments were made in February 2011.  The Company no longer has any payment obligations to Mr. Barry under this note.

Letter Agreement and Amendment and Release with John J. Barry, IV.

The Company and John J. Barry, IV are parties to a letter agreement and Amendment and Release, which are described in more detail above under “DIRECTORS AND EXECUTIVE OFFICERS OF THE COMPANY – Voting Arrangements” and “EMPLOYMENT AGREEMENTS AND POTENTIAL PAYMENTS UPON TERMINATION OR CHANGE−IN−CONTROL.”

Former Agreements with Radnor Research and Trading.

We formerly were parties to a Restated Revenue Sharing Agreement with Radnor Research and Trading Company, LLC (“Radnor”).  Pursuant to this agreement, we were obligated to pay Radnor an amount equal to 14% of all revenues generated from referrals made by Radnor. In the event George O’Krepkie, our current President and former Head of Sales, ceased to be an employee of the Company, such revenue share percentage would be increased to 35% minus the compensation paid to his replacement (but in no event less than 14%). This agreement had an initial term of three years, which term would have been automatically renewed for successive one year terms unless ninety days notice of termination was provided by either party before the termination date. Either party also had the right to terminate the agreement for a material breach by the other party. In the event of a termination of the agreement other than for material breach, the Company was required to continue paying the revenue sharing amounts to Radnor for a period of eighteen months. The Company’s strategic relationship with UBS Securities LLC was considered a Radnor referral. This meant that we were subject to this revenue share with respect to all revenue generated pursuant to such strategic relationship.

Radnor formerly was a party to an agreement with Edwin L. Knetzger, III, who is co−chairman of our Board of Directors, pursuant to which Radnor was required to pay Mr. Knetzger a percentage of the proceeds received by Radnor from the Company under the Restated Revenue Sharing Agreement. One of the principals of Radnor, Victor Angermueller, is Mr. Knetzger’s brother−in−law.

The Restated Revenue Sharing Agreement and the related agreement between Radnor and Mr. Knetzger were terminated on October 19, 2010 and there are no remaining obligations under such agreements.

In order to secure the termination of the Radnor Restated Revenue Sharing Agreement and in cancellation of an additional contractual obligation in the potential amount of $432,000, on October 19, 2010, the Company entered into a Termination and Release Agreement with Mark G. Hollo, The Fund LLC and Black-II Trust (the “Termination and Release Agreement”).  Pursuant to the Termination and Release Agreement, among other things, the Company (a) issued to Black-II Trust a warrant to purchase 10,000,000 shares of our Common Stock at a purchase price of $0.24 per share, and (b) agreed to pay Black-II Trust an aggregate of $250,000 in four equal installments at such time, if ever, as the gross proceeds from the Company’s financing efforts (including the conversion of indebtedness) exceeded $5,000,000.  In exchange, Mark G. Hollo provided his required consent to the termination of the Revenue Sharing Agreement, and The Fund LLC agreed to terminate the above-referenced contractual obligation.

Agreements Entered into in Connection with December 2009 and January 2010 Financing Transactions.

Unit Purchase Agreement with Fund Holdings LLC

On August 28, 2009, the Company entered into a Unit Purchase Agreement (the “Fund Holdings Purchase Agreement”) with Fund Holdings LLC (“Fund Holdings”), of which Edwin L. Knetzger, III is the manager and a 17.4% beneficial owner. Pursuant to the Fund Holdings Purchase Agreement, Fund Holdings was anticipated to purchase up to $5,000,000 of shares of our Common Stock and purchase rights with respect to shares of our Common Stock (the “Fund Holdings Units”) at a series fo three closings.

The third closing anticipated by the Fund Holdings Purchase Agreement occurred on December 31, 2009.  Pursuant to that closing and the prior closings pursuant to the Fund Holdings Purchase Agreement, Fund Holdings purchased Fund Holdings Units for a total purchase price of $3,690,000.

Additionally, on December 23, 2009, the Company and Fund Holdings entered into an amendment letter (the “Amendment Letter”) to the Fund Holdings Purchase Agreement. Pursuant to the Amendment Letter, among other things, the Company agreed that Fund Holdings could arrange and coordinate direct investments by other investors for some or all of Fund Holdings’ then $3,000,000 remaining commitment plus up to an additional $2,000,000 of units on substantially the same terms as the investments.

Unit Purchase Agreement with Laidlaw Venture Partners III, LLC

As contemplated by the Amendment Letter to the Fund Holdings Purchase Agreement, on December 31, 2009, the Company entered into a Unit Purchase Agreement (the “LVPIII Purchase Agreement”) with Laidlaw Venture Partners III, LLC (“Laidlaw Venture Partners III”).  Pursuant to the LVPIII Purchase Agreement, Laidlaw Venture Partners III was entitled to purchase up to $2,000,000 of shares of Common Stock and purchase rights with respect to shares of our Common Stock (“Laidlaw Units”).

Pursuant to the LVPIII Purchase Agreement, on December 31, 2009, the Company and Laidlaw Venture Partners III consummated the first closing under the LVPIII Purchase Agreement. At that closing, Laidlaw Venture Partners invested an aggregate of $1,310,000 of Laidlaw Units.

Additionally, on January 13, 2010, the Company and Laidlaw Venture Partners III consummated an additional closing under the LVPIII Purchase Agreement pursuant to which Laidlaw Venture Partners III invested an additional $690,000 for the purchase of Laidlaw Units.

Unit Purchase Agreement with UBS Americas Inc.

Also as contemplated by the Amendment Letter, on January 11, 2010, the Company entered into a Unit Purchase Agreement (the “UBS Purchase Agreement”) with UBS Americas Inc. (“UBS”). Pursuant to the UBS Purchase Agreement, the Company issued and sold to UBS shares of our Series A Participating Preferred Stock (“Series A Preferred”) and a rights to purchase additional shares of Series A Preferred for an aggregate purchase price of $1,760,000.

January 2010 UBS Stockholders Agreement.

As a requirement of UBS’ investment under the UBS Purchase Agreement, John J. Barry, III, John J. Barry, IV, affiliates of John J. Barry, III and John J. Barry, IV Fund Holdings, UBS, Laidlaw Venture Partners III and Laidlaw & Company (UK) Ltd. entered into a Stockholders Agreement, dated January 11, 2010 (the “Series A Stockholders Agreement”), pursuant to which, among other things:

●
The Company was prohibited from selling its securities to any bank, bank holding company, broker or dealer prior January 11, 2011, unless agreed in writing by UBS.  Such restriction did not apply to a change of control transaction in which the holders of the Company’s common stock received cash consideration of at least $4.00 per share and holders of Series A Preferred receive cash consideration for all of their shares of Series A Preferred equal to no less than the greater of $400.00 per share or 100 times the consideration per share received by holders of common stock.

●
The Company and each stockholder party to the Series A Stockholders’ Agreement (other than UBS) is prohibited from appointing or voting in favor of, as applicable, any nominee to the Company’s board of directors that is affiliated with another bank, bank holding company, broker or dealer unless UBS agrees in writing, except that the foregoing restriction shall not apply to Edwin L. Knetzger III or Michael O. Sanderson.

Former Promissory Note with Bonds MX, LLC.

On July 28, 2010, our wholly-owned subsidiary Bonds.com Holdings, Inc. (“Holdings”) issued a 15% Promissory Note in the initial principal amount of $400,000 (the “Bonds MX Promissory Note”) to Bonds MX, LLC, in exchange for Bonds MX, LLC’s payment of an aggregate of $400,000.  The Bonds MX Promissory Note was due and payable on October 31, 2010 and contained affirmative and negative covenants.  The Bonds MX Promissory Note obligated Holdings to secure its obligations thereunder by pledging to Bonds MX, LLC 24.9% of its ownership interest in Bonds.com, Inc., which pledge and security interest would have been subordinate in all respects to all secured indebtedness in existence as of the date of the Bonds MX Promissory Note.  Such security arrangement was never entered into.  Through subsequent amendments to the Bonds MX Promissory Note, the principal amount thereunder and amount loaned by Bonds MX, LLC were increased to an aggregate of $1,200,000.  The principal amount of the Bonds MX Promissory Note was subsequently cancelled in consideration of the Company’s issuance to Bonds MX, LLC of shares of our Series B Convertible Preferred Stock, as discussed in more detail below.

Edwin L. Knetzger, III, Co-Chairman and a member of our Board of Directors, provided Bonds MX, LLC with fifty percent of the funds it advanced to Holdings and is a member of Bonds MX, LLC.

The Company’s Exchange Offer.

On October 7, 2010, the Company completed a publicly announced exchange offer for certain issued and outstanding warrants and other rights to purchase shares of our Common Stock.  Fund Holdings LLC, Edwin L. Knetzger, III and Burton W. Wiand, as Receiver for Valhalla Investment Partners were among the security holders that participated in the exchange offer.  The exchange offer was consummated pursuant to Offers to Exchange and related documents filed with the Securities and Exchange Commission pursuant to a Tender Offer Statement on Schedule TO on June 30, 2010, as amended and supplemented by the Amendment No. 1 filed on July 29, 2010, the Amendment No. 2 filed on August 12, 2010, the Amendment No. 3 filed on August 19, 2010, the Amendment No. 4 filed on August 26, 2010, the Amendment No. 5 filed on September 7, 2010, the Amendment No. 6 filed on September 16, 2010, the Amendment No. 7 filed on September 23, 2010, the Amendment No. 8 filed on September 30, 2010, the Amendment No. 9 filed on September 30, 2010, and the Amendment No. 10 filed on October 6, 2010 and the Amendment No. 11 filed on October 8, 2010.  The terms of the exchange offer are described in detail in such filings.

Agreements Entered into in Connection with our October 2010 Financing Transaction.

Unit Purchase Agreement with Bonds MX LLC.

On October 19, 2010, we entered into a Unit Purchase Agreement with Bonds MX LLC (the “Bonds MX Purchase Agreement”), which provided for Bonds MX, LLC’s purchase from the Company of $2,000,000 of Series B Convertible Preferred Stock and warrants to purchase shares of our Common Stock.  $1,200,000 of such $2,000,000 purchase price was paid by the cancellation of the Bonds MX Promissory Note.

Additional Unit Purchase Agreement with UBS Americas Inc.

On October 19, 2010, simultaneously with our entry into the Bonds MX Purchase Agreement, we entered into a Unit Purchase Agreement with UBS (the “UBS Purchase Agreement”), which provided for UBS to purchase from the Company $1,250,000 of Series B-1 Convertible Preferred Stock and warrants to purchase shares of our Series A Preferred Stock.

Additionally, the UBS Purchase Agreement contained provisions pursuant to which significant adjustments would have be made to the terms and amount of securities issues to UBS Americas and Bonds MX pursuant to this financing transaction if the Company did not raise an aggregate of at least $8,000,000 on or before December 15, 2010.  The December 15, 2010 deadline was subsequently extended on multiple occasions and this requirement was eventually satisfied through the financing consummated by the Company on February 2, 2011.

Registration Rights Agreement.

In connection with the financing transactions described above, on October 19, 2010, the Company entered into a Registration Rights Agreement with UBS and Bonds MX, LLC (the “Series B Registration Rights Agreement”).  The Series B Registration Rights Agreement requires the Company to file a registration statement with the Securities and Exchange Commission covering the resale of all of the shares of Common Stock issuable upon conversion of the Series B Convertible Preferred Stock and Series B-1 Convertible Preferred Stock sold to UBS and Bonds MX, LLC, and all of the shares of Common Stock issuable upon exercise of the warrants sold to Bonds MX, LLC.  The Series B Registration Rights Agreement was terminated and replaced with a subsequent registration rights agreement in connection with financing consummated by the Company on February 2, 2001.

Amendments to Certain Convertible Secured Promissory Notes.

On October 19, 2010, the Company entered into an Amendment No. 2 to Convertible Secured Promissory Notes with Burton W. Wiand, as Receiver of Valhalla Investment Partners, who is the holder of a majority in principal amount of our Convertible Secured Promissory Notes issued on September 24, 2008, an Amendment No. 1 to Convertible Secured Promissory Note with the holder of our Convertible Secured Promissory Note issued on April 30, 2009 and an Amendment No. 1 to Convertible Secured Promissory Notes with the holders of our Convertible Secured Promissory Notes issued on June 8, 2009 (collectively, the “Note Amendments”).  The Note Amendments restructured approximately $2,990,636 of our outstanding Convertible Secured Promissory Notes (the “Subject Notes”) as follows:

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

●
The conversion price of the Subject Notes was fixed at $0.24 per share (which was the then current conversion price of the Subject Notes as a result of adjustments based on the price per share of Common Stock issued in the Company’s recently completed warrant exchange offer).  As a result of the financing we consummated on February 2, 2011, this conversion price was subsequently reduced to $0.07 per share.  However, the “full-ratchet” adjustment provision of the Subject Notes was eliminated.

●
Holders of the Subject Notes have the right to receive up to 12,460,983 shares of our Common Stock based on the revenue generated by our operations during the twelve-month period ending February 2, 2012.  If we generate at least $7,500,000 in revenue, no performance shares will be issued, if we generate no revenue, all of the performance shares will be issued and if we generate revenue between $0 and $7,500,000, a pro rata portion of the performance shares will be issued.

Agreements Entered into in Connection with our February 2, 2011 Financing Transaction.

On February 2, 2011, we consummated a group of related transactions pursuant to which, among other things, we:

●
sold 65 units for an aggregate purchase price of $6,500,000 to two accredited investors, with each unit (each a “Unit”) comprised of (a) warrants to purchase 1,428,571.429 shares of our Common Stock, par value $0.0001 per share, at an initial exercise price of $0.07 per share (the “Common Stock Warrants”), and (b) 100 shares of a newly-created class of preferred stock designated as Series D Convertible Preferred Stock (the “Series D Preferred”);

●	issued 22.5 Units in exchange for (a) all of the outstanding shares of our Series B Convertible Preferred Stock, and (b) certain outstanding warrants to purchase shares of our Common Stock;

●
issued 12.5 units (each a “Series D-1 Unit”) comprised of (a) warrants to purchase 14,285.714 shares of our Series A Preferred at an initial exercise price of $7.00 per share (the “Series A Warrants”) and (b) 100 shares of a newly-created class of preferred stock designated Series D-1 Convertible Preferred Stock, par value $0.0001 per share (the “Series D-1 Preferred”), in exchange for (a) all of the outstanding shares of our Series B-1 Convertible Preferred Stock, and (b) certain outstanding warrants to purchase shares of our Series A Preferred; and

●
acquired substantially all of the assets of Beacon Capital Strategies, Inc. (through an indirect wholly-owned subsidiary) in exchange for issuing 10,000 shares of a newly-created class of preferred stock  designated as Series C Convertible Preferred Stock, par value $0.0001 per share (the “Series C Preferred”).

In connection with these transactions, we entered into certain agreements with related parties, which are summarized below.

Unit Purchase Agreement with Oak Investment Partners XII, Limited Partnership and GFINet, Inc.

On February 2, 2011, we entered into a Unit Purchase Agreement (the “February 2011 Unit Purchase Agreement”) with Oak Investment Partners XII, Limited Partnership (“Oak”) and GFINet Inc. (“GFI”).  Pursuant to the Unit Purchase Agreement, among other things, on February 2, 2011, we sold to Oak and GFI an aggregate of 65 Units for a total purchase price of $6,500,000.

In addition to providing for the sale of the Units, the February 2011 Unit Purchase Agreement contains representations and warranties and covenants of the Company in favor of Oak and GFI.  The covenants set forth in the Unit Purchase Agreement include, without limitation, the following:

●
For so long as Oak or GFI owns any of the shares of Series D Preferred, Common Stock Warrants or the shares of Common Stock issuable upon conversion or exercise thereof, the Company is required to timely file all reports it is required to file with the SEC pursuant to the Securities Exchange Act of 1934 (as amended, the “1934 Act”), and the Company is prohibited from terminating its status as an issuer required to file reports under the 1934 Act even if the 1934 Act or the rules and regulations thereunder would otherwise permit such termination.

●
The Company is prohibited from selling any additional securities pursuant to the financing contemplated by the February 2011 Unit Purchase Agreement without the prior written consent of each of Oak, GFI and UBS.

●
Other than Series C Preferred, Series D Preferred, Series D-1 Preferred, the Common Stock Warrants, and Series A Warrants, the Company is prohibited from selling any warrants, convertible debt or other securities convertible into the Company’s Common Stock that include dilution protection provisions other than provisions relating to stock splits, reclassifications, stock dividends and other like kind events.

●
As promptly as possible, but in no event later than the date 180 days after the date of the February 2011 Unit Purchase Agreement, the Company shall undertake any and all actions necessary to authorize, approve and effect the increase of its authorized Common Stock from 300,000,000 shares to 1,000,000,000 shares. If the Company fails to cause the Authorized Share Increase to become effective in accordance with these obligations, the accruing dividend on the Series D Preferred and Series D-1 Preferred shall be increased to 12% per annum (from 8% per annum).

Exchange Agreement with Bonds MX, LLC and UBS

On February 2, 2011, in connection with and as a condition to the transactions contemplated by the February 2011 Unit Purchase Agreement, we entered into an Exchange Agreement (the “February 2011 Exchange Agreement”) with UBS, Bonds MX, LLC and Robert Jones.  Pursuant to the Exchange Agreement, among other things, on February 2, 2011, we (a) issued 22.5 Units in exchange for all of the outstanding shares of our Series B Convertible Preferred Stock and certain outstanding warrants to purchase shares of our Common Stock, and (b) issued 12.5 Series D-1 Units in exchange for all of the outstanding shares of our Series B-1 Convertible Preferred Stock and certain outstanding warrants to purchase shares of our Series A Preferred.

Series D Stockholders Agreement

In connection with and as a condition to the transactions contemplated by the February 2011 Unit Purchase Agreement and the February 2011 Exchange Agreement, on February 2, 2011, the Company, Oak, GFI, UBS, Bonds MX, LLC and Robert Jones entered into a Series D Stockholders’ Agreement setting forth certain agreements among and between the Company and such stockholders (the “Series D Stockholders Agreement”).

The Series D Stockholders Agreement requires the Company to offer the Series D Stockholders the right to participate on a pro rata basis (based on its fully diluted shares of preferred stock relative to the total number of fully diluted shares of the Company) in future issuances of equity securities by the Company, subject to certain exceptions.

Pursuant to the Series D Stockholders Agreement, for so long as the Series D Stockholders collectively own at least 25% of the shares of Series D Preferred issued pursuant to the February 2011 Unit Purchase Agreement or February 2011 Exchange Agreement or 25% of the shares of Common Stock  issued upon the conversion thereof, (a) the Company is required to nominate and use its reasonable best efforts to cause to be elected and cause to remain a director on the Company’s Board of Directors and (b) each Series D Stockholder is required to vote all shares of voting capital stock of the Company owned by it, so as to elect, and not to vote to remove, one person designated in writing collectively by the Series D Stockholders (the “Series D Designee”).  Subject to the following sentence, the consent of each of the Series D Stockholders holding at least 8% of the outstanding shares of Series D Preferred as of the date of the Stockholders Agreement shall be required in respect of the designation of the Series D Designee.  Notwithstanding the foregoing, for so long as Oak continues to own at least 25% of the shares of Series D Preferred acquired by it pursuant to the Unit Purchase Agreement or 25% of the Common Stock issued upon the conversion thereof, the Series D Designee shall be designated by Oak in its sole discretion.  Subject to applicable law and the rules and regulations of the Securities and Exchange Commission and any securities exchange or quotation system on which the Company’s securities are listed or quoted, the Series D Designee shall have a right to be a member of each principal committee of the Board of Directors.

Pursuant to the Series D Stockholders Agreement, for so long as Oak continues to own at least 25% of the shares of Series D Preferred Stock acquired by it pursuant to the February 2011 Unit Purchase Agreement or 25% of the Common Stock issued upon the conversion thereof, (a) the Company is required to nominate and use its reasonable best efforts to cause to be elected and cause to remain a director on the Company’s Board of Directors and (b) each Series D Stockholder is required to vote all shares of voting capital stock of the Company owned by it, so as to elect, and not to vote to remove, one person designated by Oak (the “Oak Designee”), which Oak Designee shall, for the avoidance of doubt, be in addition to Oak’s rights in respect of the Series D Designee.

So long as any Series D Stockholder holding at least 8% of the outstanding shares of Series D Preferred or Series D-1 Preferred as of the date of the Series D Stockholders Agreement owns at least 25% of the shares of Series D Preferred Stock or Series D-1 Preferred Stock, respectively, acquired by it pursuant to the February 2011 Unit Purchase Agreement or February 2011 Exchange Agreement, such Series D Stockholder shall have the right to appoint one non-voting representative to attend each meeting of the Board of Directors and each committee thereof (an “Investor Observer”).  Each Investor Observer will be entitled to receive copies of all notices, minutes, consents and other materials and information that the Company provides to the Board; provided that (x) the Investor Observer shall execute a confidentiality agreement in a form reasonably acceptable to the Company and the investor designating such Investor Observer, and (y) the Company may require such Investor Observer to be recused from any meeting and may redact such materials on advice of counsel in connection with matters involving the attorney-client privilege or conflicts of interest.

Amended and Restated Registration Rights Agreement

In connection with and as a condition to the transactions contemplated by the February 2011 Unit Purchase Agreement and the February 2011 Exchange Agreement, on February 2, 2011, the Company entered into an Amended and Restated Registration Rights Agreement with Oak, GFI, UBS, Bonds MX, LLC and Robert Jones (the “Amended and Restated Registration Rights Agreement”).  The Amended and Restated Registration Rights Agreement replaced the Series B Registration Rights Agreement and requires the Company to file a registration statement with Securities and Exchange Commission covering the resale of all of the shares of Common Stock issuable upon conversion of the shares of Series D Preferred and Series D-1 Preferred and the exercise of the Common Stock Warrants.

The Company’s Acquisition of the Assets of Beacon Capital Strategies, Inc.

On February 2, 2011, the Company entered into an Asset Purchase Agreement (the “Beacon Asset Purchase Agreement”) by and among the Company, Bonds MBS, Inc., an indirect wholly-owned subsidiary of the Company (“Bonds MBS”), and Beacon Capital Strategies, Inc. (“Beacon”).  Oak was a significant stockholder of Beacon. Pursuant to the Beacon Asset Purchase Agreement, among other things, on February 2, 2011, the Company (through Bonds MBS) purchased substantially all of Beacon’s assets.  As consideration for the purchase of the Beacon assets pursuant to the Beacon Asset Purchase Agreement, the Company, among other things, (a) issued to Beacon 10,000 shares of Series C Preferred, and (b) assumed certain limited liabilities of Beacon.

Additionally, the Beacon Asset Purchase Agreement contains representations and warranties and covenants of both Beacon in favor of the Company and the Company in favor of Beacon.  The covenants set forth in the Beacon Asset Purchase Agreement include, without limitation, the following:

●
Beacon is required to indemnify, defend and hold the Company and its affiliates harmless from, against and in respect of any and all damages incurred by any the Company arising out of or as a result of: (a) any inaccuracy or misrepresentation in or breach of any representation or warranty made by Beacon in the Beacon Asset Purchase Agreement; (b) any breach of any covenant or agreement made by Beacon in the Beacon Asset Purchase Agreement; (iii) any liability of Beacon not assumed by the Company pursuant to the Beacon Asset Purchase Agreement; and (d) all fees and expenses incident to any of the foregoing or incurred in investigating or attempting to avoid the same or to oppose the imposition thereof, or in enforcing this indemnification.  Beacon’s indemnification obligations are subject to significant limitations, including that the Company’s sole recourse with respect to such indemnification is to require Beacon to forfeit up to 2,000 shares of Series C Preferred with respect to most indemnification matters and up to an additional 1,000 shares of Series C Preferred (for a total of 3,000 shares of Series C Preferred) with respect to certain intellectual property-related indemnification matters.  Additionally, the Company may not bring any claim for indemnification with respect to breaches of representations or warranties after February 2, 2013.

●
The Company is required to indemnify, defend and hold Beacon and its affiliates harmless from, against and in respect of any and all damages incurred by any of them arising out of or as a result of (a) any inaccuracy or misrepresentation in or breach of any representation or warranty made by the Company in the Beacon Asset Purchase Agreement; (b) any breach of any covenant or agreement made by either the Company in the Beacon Asset Purchase Agreement; and (c) all fees and expenses incident to any of the foregoing or incurred in investigating or attempting to avoid the same or to oppose the imposition thereof, or in enforcing this indemnification.  The Company’s indemnification obligations are subject to certain limitations, including that Beacon may not bring any claim for indemnification with respect to breaches of representations or warranties after February 2, 2013.

In connection with the acquisition of the Beacon assets, the Company, Bonds MBS and Beacon entered into an Agreement With Respect to Conversion, dated as of February 2, 2011 (the “Determination Agreement”).  The Determination Agreement, among other things, sets forth the provisions and procedures for determining the contingent number of shares of Common Stock issuable upon conversion of the Series C Preferred and the contingent liquidation preference of the shares of Series C Preferred.  Such contingent number of shares and contingent liquidation preference will be determined based on the gross revenue of the Beacon Business during a trailing eighteen-month period measured from a date (the “Determination Date”) to occur during the 30-month period following the date of the Beacon Asset Purchase Agreement.  The Determination Date shall be a date determined by Beacon by notice to the Company during such 30-month period; provided that the Determination Date may be triggered by certain events and will in no event be after the last day of such 30-month period.

Additionally, pursuant to the Determination Agreement, the Company is required to use commercially reasonable efforts to support the operations of the Beacon business and to maximize the gross revenue of the Beacon business and the number of contingent conversion shares and the amount of the contingent liquidation preference.  This support requirement includes the requirement to provide working capital to the Beacon business until the Determination Date of up to $2,000,000, with such working capital expenditures to be consistent with a budget agreed to among the parties, which amount the Company is required to set aside and which may be applied consistent with such budget by the management of the Beacon business (subject to the discretion of the Strategy Committee discussed below).  The Company is also required to continue to fund the Beacon business’ operations in excess of $2,000,000 if and when it is cash-flow positive.  Any changes in the Company’s or its affiliates budgets that negatively impact the Company’s ability to fund the foregoing $2,000,000 commitment shall require the approval of a “Strategy Committee,” which shall be comprised of the Company’s Chief Executive Officer and a person designated by Oak.

The Determination Agreement further provides that if the Company materially breaches any of its support obligations, then the number of conversion shares and liquidation preference to which the shares of Series C Preferred are entitled shall be the maximum amounts thereof.

Additional Related Party Transactions.

On February 2, 2011, the Company issued three warrants to related parties or their affiliates or related parties: (a) a warrant to purchase 6,500,000 shares of the Company’s Common Stock at a purchase price of $0.07 per share for a period of 5 years, which was issued to Edwin L. Knetzger, III for prior services rendered (in addition to his services as a director of the Company), (b) a warrant to purchase 6,500,000 shares of the Company’s Common Stock at a purchase price of $0.07 per share for a period of 5 years, which was issued to Tully Capital Partners, LLC, a member of Bonds MX, LLC, for prior services rendered, and (c) a warrant to purchase 15,000,000 shares of the Company’s Common Stock at a purchase price of $0.10 per share for a period of 5 years, which was issued to Laidlaw & Co (UK), Inc., a related party of Laidlaw Venture Partners III, LLC.

On March 3, 2011, the our Board of Directors adopted resolutions pursuant to which the Company agreed to issue to Patricia Kemp and H. Eugene Lockhart, each directors of the Company, options to purchase shares of the Company’s Common Stock.  The Company is not required to issue such options unless and until the Company’s authorized shares of Common Stock are increased from 300,000,000 to at least 1,000,000,000.  Each option will provide the holder with the right to purchase 5,666,560 shares of our Common Stock at an exercise price equal to the fair market value of the Company’s Common Stock on the date of grant.  The options will be fully vested on the date of grant.

See “EMPLOYMENT AGREEMENTS AND POTENTIAL PAYMENTS UPON TERMINATION OR CHANGE-IN-CONTROL” above for summaries of our Employment Agreements with Michael O. Sanderson, George O’Krepkie, Jeffrey M. Chertoff and John M. Ryan and summaries of our Separation Agreement, Release and Covenant Not to Sue with each of Christopher Loughlin and Joseph Nikolson.

Related Party Transactions Policies and Procedures.

On April 8, 2010, our Board adopted written related party transaction policies and procedures (the “Policy”). For purposes of the Policy, “related party transactions” include transactions that involve more than $5,000 in any calendar year in which the Company is a participant and any related party has a direct or indirect interest, and “related party” includes our officers, directors or 5 percent shareholders and their immediate family members.

Except as described below, our Audit Committee (excluding any interested director) (the “Committee”) will review the material facts of all related party transactions. The Committee will either approve or disapprove of the entry into the related party transaction after taking into account, among other factors it deems appropriate, whether the related party transaction is on terms no less favorable than terms generally available to an unaffiliated third−party under the same or similar circumstances and the extent of the related party’s interest in the transaction. If advance Committee approval of a related party transaction is not feasible, the Committee will consider, and if it deems appropriate, ratifying the transaction at the Committee’s next regularly scheduled meeting. The Audit Committee has delegated authority to its Chair to approve related party transactions in which the amount involved is expected to be less than $25,000.

The following related party transactions are deemed to be pre−approved or ratified by the Committee (subject to the specific requirements and limitations set forth in the Policy):

(a) certain employment arrangements with our executive officers;
(b) certain compensation arrangements with our directors;
(c) transactions pursuant to which all of our shareholders receive proportional benefits;
(d) transactions involving competitive bids;
(e) regulated transactions; and
(f) banking transactions.

DIRECTOR INDEPENDENCE

Currently, the Company is not subject to the requirements of a national securities exchange or an inter−dealer quotation system with respect to the need to have a majority of our directors be independent. Our Corporate Governance Guidelines provide that our Board of Directors shall include one or more directors who are neither officers or employees of the Company or its subsidiaries (and have not been officers or employees within the previous three years), do not have a relationship which, in the opinion of the Board of Directors, would interfere with the exercise of independent judgment in carrying out the responsibilities of a director, and who are otherwise “independent” under the listing requirements of either the New York Stock Exchange (“NYSE”) or The NASDAQ Stock Market (“NASDAQ”) or under such other requirements as may be established by our Board of Directors from time to time.

The Board of Directors has determined that each of David S. Bensol and George P. Jameson are independent under the current NYSE and NASDAQ listing standards and the other requirements of our Corporate Governance Guidelines. In making this determination, the Board of Directors evaluated whether there exists any transactions, relationships or arrangements between these individuals and the Company and determined that no material transactions, relationships or arrangements exist between the Company and any of the independent directors.

Item 14.	Principal Accountant Fees and Services.

COMPANY’S RELATIONSHIP WITH INDEPENDENT AUDITORS

Our Board of Directors appointed the firm of Daszkal Bolton LLP to audit the financial statements of the Company through December 31, 2010.

Set forth below are the fees and expenses for Daszkal Bolton LLP for each of the last two years for the following services provided to us:

	2010	2009
Annual Audit Fees	$133,949	$73,233
Audit-Related Fees	$60,000	$54,619
Tax Fees	$7,500	$7,460
Other Fees	$11,730	$-
Total Fees	$213,179	$135,492

Our audit committee approves each non−audit engagement or service with or by our independent auditor. Prior to approving any such non−audit engagement or service, it is the audit committee’s practice to first receive information regarding the engagement or service that (a) is detailed as to the specific engagement or service, and (b) enables the audit committee to make a well−reasoned assessment of the impact of the engagement or service on the auditor's independence.

PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENTS AND SCHEDULES

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

2.2
Stock Purchase Agreement dated on August 21, 2007 among Bonds.com Holdings, Inc. and Hanover Capital Partners 2, Ltd., and with respect to Article IV thereof, Hanover Capital Mortgage Holdings, Inc., relating to the purchase and sale of all of the capital stock of Pedestal Capital Markets, Inc. (1)

3.1	Certificate of Incorporation of IPORUSSIA, INC., as filed with the Secretary of State of Delaware on April 1, 2002 (2)

3.2	Certificate of Amendment of Certificate of Incorporation Before Payment of Capital, as filed with the Secretary of State of the State of Delaware on April 12, 2002 (2)

3.3	Certificate of Amendment of Certificate of Incorporation, as filed with the Secretary of State of the State of Delaware on December 18, 2007 (6)

3.4	Certificate of Ownership and Merger, as filed with the Secretary of State of the State of Delaware on December 21, 2007 (1)

3.5	Certificate of Correction, as filed with the Secretary of State of the State of Delaware on December 23, 2009 (6)

3.6	Certificate of Designation of the Series A Participating Preferred Stock of Bonds.com Group, Inc., as filed with the Secretary of State of the State of Delaware on January 11, 2010 (20)

3.7	Certificate of Amendment of Certificate of Incorporation, as filed with the Secretary of State of the State of Delaware on March 31, 2010 (6)

3.8	Certificate of Increase of Series A Participating Preferred Stock, as filed with the Secretary of State of Delaware on October 19, 2010

3.9	Certificate of Designation of the Series B Convertible Preferred Stock and Series B-1 Convertible Preferred Stock, as filed with the Secretary of State of the State of Delaware on October 19, 2010 (23)

3.10	Certificate of Designation of the Series C Convertible Preferred Stock, as filed with the Secretary of State of the State of Delaware on February 2, 2011 (24)

3.11	Certificate of Designation of the Series D Convertible Preferred Stock and Series D-1 Convertible Preferred Stock, as filed with the Secretary of State of the State of Delaware on February 2, 2011 (24)

3.12	Amended and Restated Bylaws of the Company (25)

4.1	Specimen Common Stock Certificate (3)

4.2	Specimen of Series A Participating Preferred Stock (6)

4.3	Form of Warrant (1)

4.4	Form of Placement Agent Warrant (3)

4.5	Bonds.com Group, Inc. 2006 Equity Plan (1) **

4.6	Stock Option Agreement between Bonds.com Holdings, Inc. (f/k/a Bonds Financial, Inc.) and William M. Bass dated as of February 1, 2007 (1) **

4.7	Form of 12% Promissory Note (1)

4.8	Form of Investment Agreement between Bond.com Holdings, Inc. and each of the investors in the October 2007 Offering (1)

4.9	Form of Ordinary Purchase Rights Certificate (19)

4.10	Form of Special Purchase Rights Certificate (6)

4.11	Form of Additional Purchase Rights Certificate (6)

4.12	Form of Preferred Stock Purchase Rights Certificate (20)

4.13	Form of Common Stock Warrant (24)

4.14	Form of Series A Preferred Stock Warrant (24)

4.15	Agreement with Respect to Conversion dated February 2, 2011 (24)

10.1	Employment Agreement among Bonds.com Holdings, Inc. (f/k/a Bonds Financial, Inc.), Bonds.com, Inc. and William M. Bass dated as of February 1, 2007 (1) **

10.2	Registration Rights Agreement dated as of October 19, 2007 by and among Bonds.com Holdings, Inc. and each of the investors in the October 2007 Offering (1)

10.3	Registration Rights Agreement dated as of December 21, 2007, by and among IPORUSSIA, Inc., KI Equity Partners VI, LLC , Kevin R. Keating and Garisch Financial, Inc. (1)

10.4	Lock-Up Agreement dated as of December 21, 2007, by and between IPORUSSIA, Inc. and John J. Barry IV (1)

10.5	Lock-Up Agreement dated as of December 21, 2007, by and between IPORUSSIA, Inc. and John Barry III (1)

10.6	Contribution Agreement (Domain Name Bonds.com) (1)

10.7	Software License Agreement dated as of August 16, 2006 between Decision Software, Inc. and Bonds.com Holdings, Inc. (f/k/a Bonds Financial, Inc.)* (1)

10.8	License Agreement dated as of February 19, 2007 between Valubond Securities, Inc. and Bonds.com Holdings, Inc. (f/k/a Bonds Financial, Inc.)* (1)

10.9	Agreement entered into as of September 11, 2006 between Radianz Americas, Inc. and Bonds.com Holdings, Inc. (f/k/a Bonds Financial, Inc.) (1)

10.10	Office Lease Agreement dated as of October 1, 2007 by and between 1515 Associates, Ltd. and Bonds.com Holdings, Inc. (Boca Raton, FL Lease) (1)

10.11	Management Agreement by and between IPORUSSIA, INC. and Vero Management, L.L.C. dated March 26, 2007 (5)

10.12	Consulting Agreement dated as of December 21, 2007 between After Market Support, LLC and Bonds.com Holdings, Inc. (1)

10.13	Commercial Term Loan Agreement, dated March 31, 2009, between MBRO Capital LLC and Bonds.com Group, Inc. (12)

10.14	Amendment No. 1, Waiver and Consent to Commercial Term Loan Agreement, dated December 31, 2009, between MBRO Capital LLC and Bonds.com Group, Inc. (6)

10.15	Commercial Term Promissory Note, dated March 31, 2009, issued to MBRO Capital LLC (12)

10.16	Bonds.com Holdings, Inc. Guaranty in favor of MBRO Capital LLC, dated March 31, 2009 (12)

10.17	Common Stock Purchase Warrant, dated March 31, 2009, issued to MBRO Capital LLC (12)

10.18	Common Stock Purchase Warrant, dated January 7, 2010, issued to MBRO Capital LLC (6)

10.19	Grid Promissory Note with John Barry III dated January 29, 2008 (4)

10.20	Amendment dated March 26, 2009 to Promissory Note dated January 29, 2009 issued to John Barry III (12)

10.21	Amendment and Forbearance Agreement, dated January 11, 2010, by John Barry III with respect to January 29, 2008 Grid

Promissory Note (6)

10.22	Secured Convertible Note and Warrant Purchase Agreement dated September 24, 2008 (7)

10.23	Security Agreement dated September 24, 2008 (7)

10.24	Form of Bonds.com Group, Inc. Secured Convertible Promissory Note (7)

10.25	Amendment dated December 1, 2008 to the Secured Convertible Note and Warrant Purchase Agreement (7)

10.26	Amendment dated as of February 3, 2009 to the Secured Convertible Note and Warrant Purchase Agreement and the Security Agreement (7)

10.27	Form of Bonds.com Group, Inc. Common Stock Warrant (7)

10.28	Promissory Note issued to Keating Investments, LLC dated December 21, 2007 (1)

10.29	Amendment dated September 17, 2008 to the Promissory Note of Bonds.com Group, Inc. originally issued to Keating Investments, Inc. on December 21, 2007 (8)

10.30	Second Amendment to Promissory Note, dated March 1, 2010, to the Promissory Note of Bonds.com Group, Inc. originally issued to Keating Investments, LLC on December 21, 2007 (6)

10.31	Grid Promissory Note with Christopher D. Moody dated January 29, 2008 (4)

10.32	Grid Secured Promissory Note with Christopher D. Moody dated April 24, 2008. (11)

10.33	Amendment to Grid Secured Promissory Note with Christopher D. Moody dated July 8, 2008 (9)

10.34	Grid Secured Promissory Note with Valhalla Investment Partners dated April 24, 2008. (11)

10.35	Amendment to Grid Secured Promissory Note with Valhalla Investment Partners dated July 8, 2008 (9)

10.36	Separation and General Release among Roger Rees, Bonds.com Group, Inc., Bonds.com Holdings, Inc. and Bonds.com Inc. dated May 12, 2008. (10)

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

10.62	Letter Agreement, dated December 31, 2009, between Bonds.com Group, Inc., InterDealer Information Technologies, LLC, InterDealer Securities LLC and InterDealer IP Holdings LLC (6) *

10.63	Licensing and Services Agreement, dated January 11, 2010, between Bonds.com Group, Inc. and UBS Securities LLC (6) *

10.64	Restated Revenue Sharing Agreement, dated as of November 13, 2009, between Bonds.com Group, Inc. and Radnor Research and Trading Company, LLC (6)

10.65	Employment Agreement, dated as of November 13, 2009, between Bonds.com Group, Inc. and George O’Krepkie (6) **

10.66	Secured Note and Warrant Purchase Agreement dated May 28, 2010 (27)

10.67	Form of Secured Convertible Promissory Note dated May 28, 2010 (27)

10.68	Second Amended and Restated Security Agreement dated May 28, 2010 (27)

10.69	Amendment No. 1 to Secured Convertible Note and Warrant Purchase Agreement and Exercise of Extension Right dated June 22, 2010 (26)

10.70	15% Promissory Note dated July 26, 2010 in favor of Bonds MX, LLC (28)

10.71	Amended 15% Promissory Note, dated August 20, 2010 in favor of Bonds MX, LLC (29)

10.72	Amendment No. 1 to Secured Convertible Promissory Notes dated September 21, 2010 (26)

10.73	Amendment No. 1 to Second Amended and Restated Grid Secured Promissory Note dated September 21, 2010 (26)

10.74	Separation Agreement, Release and Covenant Not to Sue, dated September 29, 2010, between the Company and Christopher Loughlin (30)

10.75	Separation Agreement, Release and Covenant Not to Sue, dated September 29, 2010, between the Company and Joseph Nikolson (30)

10.76	Unit Purchase Agreement, dated as of October 19, 2010, by and between the Company and Bonds MX, LLC (23)

10.77	Unit Purchase Agreement, dated as of October 19, 2010, by and between the Company and UBS Americas Inc. (23)

10.78	Series B Stockholders’ Agreement, dated as of October 19, 2010, by and among the Company, UBS Americas Inc. and Bonds MX, LLC (23)

10.79	Registration Rights Agreement, dated as of October 19, 2010, by and among the Company UBS Americas Inc. and Bonds MX, LLC (23)

10.80	Amendment No. 2 to Convertible Secured Promissory Notes, dated as of October 19, 2010 (23)

10.81	Amendment No. 1 to Convertible Secured Promissory Note, dated as of October 19, 2010 (23)

10.82	Amendment No. 1 to Convertible Secured Promissory Notes, dated as of October 19, 2010 (23)

10.83	Amendment and Release, dated as of October 19, 2010, by and among the Company and John J. Barry III (23)

10.84	Amendment and Release, dated as of October 19, 2010, by and among the Company and John J. Barry IV (23)

10.85	Common Stock Purchase Warrant, dated as of October 19, 2010, by and among the Company and Black-II Trust (23)

10.86	Common Stock Purchase Warrant, dated as of October 19, 2010, by and among the Company and Bonds MX, LLC (23)

10.87	Series A Preferred Stock Purchase Warrant, dated as of October 19, 2010, by and among the Company and Bonds MX, LLC (23)

10.88	Termination and Release Agreement, dated as of October 19, 2010, by and among the Company, Mark G. Hollo and The Fund, LLC (23)

10.89	Exchange Agreement, dated as of October 19, 2010, by and among the Company and UBS Americas Inc. (23)

10.90	Unit Purchase Agreement, dated as of February 2, 2011, by and among the Company, Oak Investment Partners XII, Limited Partnership and GFINet Inc. (24)

10.91	Exchange Agreement, dated as of February 2, 2011, by and among the Company, UBS Americas, Inc., Bonds MX, LLC and Robert Jones (24)

10.92
Series D Stockholders’ Agreement, dated as of February 2, 2011, by and among the Company, Oak Investment Partners XII, Limited Partnership, GFINet Inc., UBS Americas Inc., Bonds MX, LLC and Robert Jones (24)

10.93
Amended and Restated Registration Rights Agreement, dated as of February 2, 2011, by and among the Company, Oak Investment Partners XII, Limited Partnership, GFINet Inc., UBS Americas Inc., Bonds MX, LLC and Robert Jones (24)

10.94	Form of Common Stock Warrant (24)

10.95	Form of Series A Warrant (24)

10.96	Asset Purchase Agreement, dated as of February 2, 2011, by and among the Company, Bonds MBS, Inc. and Beacon Capital Strategies, Inc. (24)
10.97	Agreement With Respect to Conversion, dated as of February 2, 2011, by and among the Company, Bonds MBS, Inc. and Beacon Capital Strategies, Inc. (24)

10.98	Form of Indemnification Agreement (24) **

10.99	Employment Agreement, dated as of February 2, 2011, between the Company and Michael O. Sanderson (24) **

10.100	Employment Agreement, dated as of February 2, 2011, between the Company and George O’Krepkie (24) **

10.101	Employment Agreement, dated as of February 2, 2011, between the Company and Jeffrey M. Chertoff (24) **

10.102	Employment Agreement, dated as of February 2, 2011, between the Company and John Ryan (24) **

10.103	Bonds.com Group, Inc. 2011 Equity Plan (24) **

10.104	Form of Non-Qualified Stock Option Agreement between the Company and George O’Krepkie (24) **

10.105	Bonds.com Group, Inc. Form of Stock Option Agreement (24) **

10.106	Form of Unit Purchase Agreement for individual investors, dated March 7, 2011 (26)

14	Code of Business Conduct and Ethics (26)

21	Subsidiaries of the Company (26)

31.1	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (26)

31.2	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (26)

32.1	Certification of Principal Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (26)

32.2	Certification of Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (26)

* Confidential treatment requested with respect to portions of this document.

** Indicates management contract or compensatory plan or arrangement.

(1)	Incorporated by reference from the Company’s Registration Statement on Form S-1 (formerly Form SB-2) filed with the SEC on December 28, 2007 (File No. 333-148398) and any and all amendments thereto

(2)	Incorporated by reference from the Company’s Registration Statement on Form SB-2 filed with the SEC on August 16, 2002 (File No. 333-98247)

(3)	Incorporated by reference from the Company’s Annual Report on Form 10-K filed with the SEC on March 31, 2008 (File No. 000-51076)

(4)	Incorporated by reference from the Company’s Current Report on Form 8-K filed with the SEC on February 1, 2008 (File No. 000-51076)

(5)	Incorporated by reference from the Company’s Current Report on Form 8-K filed with the SEC on March 27, 2007 (File No. 000-51076)

(6)	Incorporated by reference from the Company’s Annual Report on Form 10-K filed with the SEC on April 1, 2010 (File No. 000-51076)

(7)	Incorporated by reference from the Company’s Current Report on Form 8K filed with the SEC on February 5, 2009 (File No. 000-51076)

(8)	Incorporated by reference from the Company’s Current Report on Form 8K filed with the SEC on September 2, 2008 (File No. 000-51076)

(9)	Incorporated by reference from the Company’s Current Report on Form 8K filed with the SEC on July 14, 2008 (File No. 000-51076)

(10)	Incorporated by reference from the Company’s Current Report on Form 8K filed with the SEC on May 15, 2008, 2008 (File No. 000-51076)

(11)	Incorporated by reference from the Company’s Current Report on Form 8K filed with the SEC on April 30, 2008 (File No. 000-51076)

(12)	Incorporated by reference from the Company’s Annual Report on Form 10-K filed with the SEC on April 1, 2009 (File No. 000-51076)

(13)	Incorporated by reference from the Company’s Current Report on Form 8-K filed with the SEC on May 6, 2009 (File No. 000-51076)

(14)	Incorporated by reference from the Company’s Current Report on Form 8-K filed with the SEC on June 12, 2009 (File No. 000-51076)

(15)	Incorporated by reference from the Company’s Current Report on Form 8-K filed with the SEC on July 7, 2009 (File No. 000-51076)

(16)	Incorporated by reference from the Company’s Current Report on Form 8-K filed with the SEC on July 14, 2009 (File No. 000-51076)

(17)	Incorporated by reference from the Company’s Current Report on Form 8-K/A filed with the SEC on September 3, 2009 (File No. 000-51076)

(18)	Incorporated by reference from the Company’s Current Report on Form 8-K/A filed with the SEC on December 30, 2009 (File No. 000-51076)

(19)	Incorporated by reference from the Company’s Current Report on Form 8-K filed with the SEC on January 7, 2010 (File No. 000-51076)

(20)	Incorporated by reference from the Company’s Current Report on Form 8-K filed with the SEC on January 14, 2010 (File No. 000-51076)

(21)	Incorporated by reference from the Company’s Current Report on Form 8-K filed with the SEC on March 4, 2010 (File No. 000-51076)

(22)	Incorporated by reference from the Company’s Current Report on Form 8-K filed with the SEC on March 25, 2010 (File No. 000-51076)

(23)	Incorporated by reference from the Company’s Current Report on Form 8-K filed with the SEC on October 25, 2010 (File No. 000-51076)

(24)	Incorporated by reference from the Company’s Current Report on Form 8-K filed with the SEC on February 8, 2011 (File No. 000-51076)

(25)	Incorporated by reference from the Company’s Current Report on Form 8-K filed with the SEC on May 28, 2010 (File No. 000-51076)

(26)	Filed herewith.

(27)	Incorporated by reference from the Company’s Current Report on Form 8-K filed with the SEC on June 4, 2010 (File No. 000-51076)

(28)	Incorporated by reference from the Company’s Current Report on Form 8-K filed with the SEC on July 29, 2010 (File No. 000-51076)
(29)	Incorporated by reference from the Company’s Current Report on Form 8-K filed with the SEC on August 26, 2010 (File No. 000-51076)

(30)	Incorporated by reference from the Company’s Current Report on Form 8-K filed with the SEC on October 5, 2010 (File No. 000-51076)

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

BONDS.COM GROUP, INC.

Dated: April 29, 2011	By:	/s/ Michael O. Sanderson
Michael O. Sanderson

Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this Annual Report on Form 10-K has been signed by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Name	Title	Date

/s/ Michael Sanderson	Chief Executive Officer, Co-Chairman	April 29, 2011
Michael Sanderson	(Principal Executive Officer)

/s/ Jeffrey M. Chertoff	Chief Financial Officer, Director	April 29, 2011
Jeffrey M. Chertoff	(Principal Financial Officer)

/s/ George P. Jameson	Director	April 29, 2011
George P. Jameson

/s/ David Bensol	Director	April 29, 2011
David Bensol

CONSOLDIATED FINANCIAL STATEMENTS

December 31, 2010 and 2009

 REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders
Bonds.com Group, Inc.

We have audited the accompanying consolidated balance sheets of Bonds.com Group, Inc. as of December 31, 2010 and 2009, and the related consolidated statements of operations, changes in stockholders’ (deficit) and cash flows for the years then ended. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Bonds.com Group, Inc. at December 31, 2010 and 2009, and the results of its operations and its cash flows for the years then ended are in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 3 to the financial statements, the Company has sustained recurring losses and has negative cash flows from operations that raise substantial doubt about the Company’s ability to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/Daszkal Bolton LLP

Boca Raton, Florida
April 29, 2011

BONDS.COM GROUP, INC.
CONSOLIDATED BALANCE SHEETS
DECEMBER 31, 2010 AND 2009
	As of December 31,
	2010	2009
Cash and cash equivalents	$548,030	$2,672,230
Investment securities	2,527	9,547
Deposits with clearing organizations	373,128	1,311,220
Prepaid expenses and other assets	89,700	214,845
Deferred tax assets	2,306	—
Total current assets	1,015,691	4,207,842

Property and equipment, net	83,167	163,554
Intangible assets, net	939,759	1,027,224
Other assets	66,983	166,983
Deferred tax asset	172,614	1,441,540
Total assets	$2,278,214	$7,007,143

Liabilities and Stockholders’ Deficit

Current liabilities
Accounts payable and accrued expenses	$4,867,861	$2,665,168
Notes payable, related parties	—	550,000
Notes payable, other	82,000	1,144,117
Convertible notes payable, related parties, net of debt discounts	—	1,508,859
Convertible notes payable, other, net of debt discounts	24,243	592,716
Deferred tax liability	—	114,183
Liability under derivative financial instruments	464,844	3,527,393
Total current liabilities	5,438,948	10,102,436

Long-term liabilities
Notes payable, related parties	300,000	—
Convertible notes payable, other, net of debt discount	1,227,486	479,803
Convertible notes payable, related parties, net of debt discounts	2,390,636	—
Deferred rent	41,506	44,248
Total liabilities	9,398,576	10,626,487

Commitments and contingencies

Stockholders’ Deficit
Preferred stock Series A $.0001 par value; 1,000,000 authorized; 46,939 and 0 issued and outstanding, respectively	5	—
Convertible preferred stock Series B $.0001 par value; 20,000 authorized, issued and outstanding	2	—
Convertible preferred stock Series B-1 $.0001 par value; 6,000 authorized, issued and outstanding	1	—
Common stock $0.0001 par value; 300,000,000 authorized; 103,694,139 and 74,727,257 issued and outstanding, respectively	10,369	7,472
Additional paid-in capital	21,464,512	12,453,689
Accumulated deficit	(28,595,251)	(16,080,505)

Stockholders’ Deficit	(7,120,362)	(3,619,344)

Total liabilities and stockholders’ deficit	$2,278,214	$7,007,143

See the accompanying notes to the consolidated financial statements.

BONDS.COM GROUP, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
FOR THE YEARS ENDED DECEMBER 31, 2010 AND 2009

	Year Ended December 31,
	2010	2009

Revenue	$2,711,512	$3,903,428
Cost of sales	412,346	334,229

Gross Margin	2,299,166	3,569,199

Operating expenses
Payroll and related costs	4,301,568	3,267,636
Share based compensation	746,170	1,499,879
Technology and communications	2,617,242	1,641,384
Rent and occupancy	669,326	374,876
Professional fees	1,524,260	718,966
Marketing and advertising	350,379	223,819
Other operating expenses	392,855	291,599
Depreciation	87,989	159,102
Amortization	104,616	195,883
Total operating expenses	10,794,405	8,373,144

Loss from operations	(8,495,239)	(4,803,945)

Other income (expense)
Interest income	—	9,241
Interest expense	(1,010,107)	(1,193,389)
Financing Costs - Exchange Offer	(1,897,069)	—
Realized gain on settled derivatives - Exchange Offer	2,803,914	—
Unrealized gain on derivative financial instruments and investment securities	2,265,215	2,049,959
Other income		108
Other expense	(4,291,237)	(480,035)

Total other (expense) income	(2,129,284)	385,884
Loss before income tax expense	$(10,624,523)	$(4,418,061)

Income tax expense	1,890,223	278,888

Net (loss) applicable to common stockholders	$(12,514,746)	$(4,696,949)

Net (loss) per common share - basic and diluted	$(0.15)	$(0.07)
Weighted average number of shares of common stock outstanding	84,173,316	62,719,700

See the accompanying notes to the consolidated financial statements.

BONDS.COM GROUP, INC.
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ (DEFICIT)
FOR THE YEARS ENDED DECEMBER 31, 2010 AND 2009

	Preferred Stock		Common Stock		Paid-In Capital	Accumulated (Deficit)	Total Stockholders'
	Shares	Amount	Shares	Amount			(Deficit)

Balances at January 1, 2009	—	—	61,216,590	$6,121	$8,986,505	$(10,607,601)	$(1,614,975)

Cumulative Effect of Change in Accounting Principle, net of taxes	—	—	—	—	(235,433)	(775,955)	(1,011,288)
Fair value of common stock warrants issued in conjunction with convertible	—	—	—	—	38,748	—	38,748
Issuance of common stock for consulting services	—	—	175,667	17	63,357	—	63,374

Recognition of compensation expense on date of grant relating to stock options	—	—	—	—	1,057,101	—	1,057,101
Beneficial conversion feature associated with convertible promissory notes,	—	—	—	—	32,934	—	32,934
Amortization of deferred compensation	—	—	—	—	442,777	—	442,777

Issuance of common stock from purchase agreement, net of issuance costs	—	—	13,335,000	1,334	4,729,977	—	4,731,311

Fair value of common stock warrants issued in conjunction with purchase agreement, net of applicable deferred taxes	—	—	—	—	(2,662,277)	—	(2,662,277)
Net (loss)	—	—	—	—	—	(4,696,949)	(4,696,949)

Balances at December 31, 2009	—	$—	74,727,257	$7,472	$12,453,689	$(16,080,505)	$(3,319,344)

Issuance of preferred series “A” shares from purchase agreement, net of issuance costs	46,939	5	—	—	1,541,995	—	1,542,000
Issuance of common stock from purchase agreement, net of issuance costs	—	—	1,840,230	184	655,316	—	655,500
Issuance of common stock for consulting services	—	—	25,667	3	9,622	—	9,625
Recognition of option grant relating to litigation settlement	—	—	—	—	174,093	—	174,093
Recognition of compensation expense on date of grant relating to stock	—	—	—	—	888,700	—	888,700
Amortization of deferred compensation	—	—	—	—	246,792	—	246,792
Fair value of common stock issued in conjunction with October 2010 Exchange Offer			27,100,985	2,710	1,894,359	—	1,897,069
Fair value of common stock warrants issued in conjunction with purchase agreement, net of applicable deferred taxes	—	—	—	—	(1,222,846)	—	(1,222,846)
Fair value of common stock warrants issued in conjunction with financing	—	—	—	—	41,547	—	41,547

Fair value of common stock warrants issued in conjunction with 2010 May financing	—	—	—	—	(36,029)	—	(36,029)

Issuance of convertible preferred series B shares from purchase agreement, net of issuance costs	20,000	2	—	—	1,217,974	—	1,217,976

Issuance of convertible preferred series B-1 shares from purchase agreement, net of issuance costs	6,000	1	—	—	2,191,357	—	2,191,358
Recognition of severed executives share based compensation	—	—	—	—	1,407,943	—	1,407,943
Net (loss)	—	—	—	—	—	(12,514,746)	(12,514,746)

Balances at December 31, 2010	72,939	$7	103,694,139	$10,369	$21,464,512	$(28,595,251)	$(7,120,362)

See the accompanying notes to the consolidated financial statements.

BONDS.COM GROUP, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE YEARS ENDED DECEMBER 31, 2010 AND 2009

Net (loss)	$(12,514,746)	$(4,696,949)
Adjustments to reconcile net loss to net cash used in operating activities:
Income taxes	1,890,226	278,888
Depreciation	87,988	159,102
Amortization	104,616	195,883
Share-based compensation	951,747	1,563,253
Realized gain on settled derivatives - Exchange Offer	(2,803,915)	—
Unrealized (gain) on derivative financial instruments	(2,255,296)	(2,049,959)
Amortization of debt discount	418,369	192,032
Exchange Offer Financing	1,897,069	—
Changes in operating assets and liabilities:
Accrued interest receivable	—	2,635
Deposit with clearing organization	938,092	(1,074,558)
Prepaid expenses and other assets	225,141	(119,187)
Accounts payable and accrued expenses	2,244,241	1,455,440
Deferred rent	(2,741)	7,553

Net cash used in operating activities	$(8,819,209)	(4,085,867)

Cash Flows From Investing Activities
Purchases of property and equipment	(7,601)	(36,874)
Purchase of intangible assets	(17,150)	(54,798)
Purchase of investment securities	7,021	(9,547)
Cash received upon maturity of certificates of deposit	—	49,380

Net cash used in investing activities	(17,730)	(51,839)

Cash Flows From Financing Activities
Proceeds received from issuance of common stock	2,429,905	5,100,434
Proceeds received from issuance of preferred stock	4,952,334	—
Proceeds from convertible notes payable	2,390,636	700,000
Reductions of Convertible Notes Payable - Related Parties	(1,440,636)	—
Proceeds from notes payable	20,000	1,000,000
Proceeds received from restricted cash	—	72,000
Repayments of notes payable	(1,089,500)	(148,510)
Repayments of notes payable, related parties	(550,000)	(100,000)
Principal payments on obligations under capital leases	—	(28,612)

Net cash provided by financing activities	6,712,739	6,595,312

Net (decrease) increase in cash	(2,124,200)	2,457,606

Cash and cash equivalents, beginning of year	2,672,230	214,624

Cash and cash equivalents, end of year	$548,030	$2,672,230

Supplemental Disclosure of Cash Flow Information
Cash paid for interest	$275,588	$54,809
Debt discount on convertible notes payable	$231,277	$38,748
Debt discount on warrants issued with notes payable related party	$36,029	$—
Common stock and options issued in connection with services rendered and a litigation settlement	$183,715	$—
Cancellation of unvested share-based compensation awards	$1,266,339	$73,863
Debt discount on convertible notes payalbe - related parties	$106,527	$—
Transfer of notes payable, related parties	$550,000	$—
Transfer of convertible notes payable, related parties from current to long term liabilities	$1,740,636	$—
Transfer of convertible notes payable from current to long term liabilities	$747,683	$—
Realized gain on settled derivatives Exchange Offer	$2,803,915	$—
Exchange Offer Financing	$1,897,069	$—

See the accompanying notes to the consolidated financial statements.

BONDS.COM GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

The Company, through its wholly-owned broker dealer subsidiary, Bonds.com, Inc., operates electronic trading platforms and BondsPRO.

During the year, based on its strategic plan, the Company gradually reduced and discontinued its support and use of BondStation and began implementing BondsPRO.

The Company rolled out BondsPRO during 2010. This platform offers professional traders and large institutional investors an alternative trading system to trade odd-lot fixed income securities. Users are able to customize screens and utilize dynamic filtering capabilities to quickly and easily select and view only those market areas that meet their criteria. The platform supports a broad range of trading opportunities, offering cutting edge technology solutions for list trading, Application Programming Interface (“API”) based order submission(s), and user portfolio specific market views. These securities include corporate bonds including emerging market debt. The BondsPRO platform provides users the ability to obtain real-time executable bids or offers on thousands of bond offerings sourced directly from broker-dealers and other end users. Unlike other electronic trading platforms that charge subscription fees, access charges, ticket fees, or commissions in order to generate revenue, our model allows us to generate revenue through mark-ups or mark-downs on secondary market securities.

BONDS.COM GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES, CONTINUED

BondsPRO provides a direct channel between institutional clients and the trading desks at our participating broker-dealers. We expect this will reduce sales and marketing costs, and eliminate layers of intermediaries between dealers and end investors.

On February 2, 2011, the Company, through Bonds MBS, Inc., (“Bonds MBS”) an indirect wholly-owned subsidiary of the Company, entered into an asset purchase Agreement with Beacon Capital Strategies, Inc., a broker-dealer (“Beacon”) acquiring Beacon’s electronic platform. The Beacon electronic platform integrates full function trading capability for all classes of asset-backed securities (“ABS”), mortgage-backed securities (“MBS”), and commercial mortgage-backed securities (“CMBS”).

We are registered as an ATS (Alternative Trading System) with the United States Securities and Exchange Commission (“SEC”) and Financial Industry Regulatory Authority (“FINRA”).

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

Reclassifications

Certain reclassifications have been made to the accompanying consolidated financial statements as of December 31, 2010 and for the year ended December 31, 2009. These reclassifications had no impact on the Company’s financial position or results of operations.

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

Revenue Recognition

In accordance with ASC 940-20-25, revenues generated from securities transactions and the related commissions are recorded on a trade date basis.

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

Intangible Assets

Intangible assets are initially recorded at cost, which is considered to be fair value at the time of purchase. Amortization is provided for on a straight-line basis over the estimated useful lives of the assets per the following table. The Company’s domain name ( www.bonds.com ) is presumed to have an indeterminate life and is not subject to amortization. The Company evaluates the recoverability of intangible assets periodically and takes into account events or circumstances that warrant revised estimates of useful lives or that indicate that impairment exists. No impairments of intangible assets have been identified during any of the periods presented.

BONDS.COM GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES, CONTINUED

Intangible Assets

Category	Lives
Software	3 years
Capitalized website development costs	3 years

Impairment of Long-Lived Assets

The Company reviews its long-lived assets for impairment whenever events or changes indicate that the carrying amount of an asset or group of assets may not be recoverable. For purposes of evaluating the recoverability of long-lived assets, the recoverability test is performed using undiscounted net cash flows related to the long-lived assets. There were no impairment losses recorded during the years ended December 31, 2010 and 2009.

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

Marketing and Advertising Costs

Marketing and advertising costs are expensed as incurred. Marketing and advertising expenses for the year ended December 31, 2010 and 2009 were $350,379 and $223,819, respectively.

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

Recent Accounting Developments

In January 2010 the FASB issued ASU 2010-06, Fair Value Measurements and Disclosures (Topic 820) — Improving Disclosures about Fair Value Measurements, which provides additional guidance relating to fair value measurement disclosures. Specifically, companies will be required to separately disclose significant transfers into and out of Level 1 and Level 2 measurements in the fair value hierarchy and the reasons for those transfers. For Level 3 fair value measurements, the new guidance requires a gross presentation of activities within the Level 3 roll forward. Additionally, the FASB also clarified existing fair value measurement disclosure requirements relating to the level of disaggregation, inputs, and valuation techniques. This ASU is effective for interim or annual reporting periods beginning after December 15, 2009, except for the detailed Level 3 disclosures, which are effective for interim or annual reporting periods beginning after December 15, 2010. Since ASU 2010-06 only affects disclosure requirements, the adoption of these provisions have no impact on the Company’s financial condition, results of operations, or cash flows.

BONDS.COM GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES, CONTINUED

In December 2010, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2010-29, “Business Combinations (Topic 805), Disclosure of Supplementary Pro Forma Information for Business Combinations”. The objective of this ASU is to address diversity in practice about the presentation of pro forma revenue and earnings disclosure requirements for business combinations, and specifies that a public entity that presents comparative financial statements should disclose revenue and earnings of the combined entity as though the business combination(s) that occurred during the current year had occurred as of the beginning of the comparable prior annual reporting period only. This ASU is effective prospectively for business combinations on or after January 1, 2011. As this ASU is limited to supplemental disclosures, its adoption will not have an impact on the Company’s financial condition or results of operations.

In December, 2010, the FASB issued ASU 2010-28, “Intangibles—Goodwill and Other (Topic 350) When to Perform Step 2 of the Goodwill Impairment Test for Reporting Units with Zero or Negative Carrying Amounts”. The objective of this ASU is to address diversity in practice in the application of goodwill impairment testing by entities with reporting units with zero or negative carrying amounts, eliminating an entity’s ability to assert that a reporting unit is not required to perform Step 2 because the carrying amount of the reporting unit is zero or negative despite the existence of qualitative factors that indicate the goodwill is more likely than not impaired. This ASU is effective for interim periods after January 1, 2011. The adoption of this ASU may require the Company to report goodwill impairment charges sooner than under current practice.

NOTE 3 - GOING CONCERN

Since its inception, the Company has generated no significant revenues and has incurred a cumulative net loss of $28.6 million and further losses are anticipated in the future. The Company has not generated significant operating revenues since its inception. During 2010, in line with its new strategic plan the Company restructured and reclassed from current liabilities to long term liabilities approximately $0.55 million of notes payble due to related parties of which $0.25 million was repaid in 2010, $0.65 million reclassed to long term debt and approximately $1.2 million and $2.4 million of other convertible notes and convertible notes due to related parties, respectively. As of December 31, 2010, the Company has a working capital deficit of approximately $4.4 million, including approximately $0.3 million of notes payable and $0.02 million of convertible notes payable, net of discounts due within the next twelve months. Without additional capital from outside investors or further financing, the Company’s ability to continue to implement its business plan may be limited. These conditions raise substantial doubt about the Company’s ability to continue as a going concern.

BONDS.COM GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 3 - GOING CONCERN, CONTINUED

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

Investment Securities

As of December 31, 2010, investment securities consisted of corporate bonds. These securities are valued utilizing recent market transactions for identical or similar instruments to corroborate pricing service fair value measurements and are generally categorized in Level 2 of the fair value hierarchy.

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

Fair values of assets and liabilities measured on a recurring basis at December 31, 2010 and 2009 are as follows:

	Fair Value	Quoted Prices in Active Markets for Identical Assets/Liabilities Level 1	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
December 31, 2010
Assets
Investment securities	$2,527	$—	$2,527	$—
Total assets measured at fair value on a recurring basis	$2,527	$—	$2,527	$—

Liabilities
Derivative financial instruments	$464,844	$—		$464,844
Total liabilities measured at fair value on a recurring basis	$464,844	$—	$—	$464,844

December 31, 2009
Assets
Investment securities	$9,547	$—	$9,547	$—
Total assets measured at fair value on a recurring basis	$9,547	$—	$9,547	$—

Liabilities
Derivative financial instruments	$3,527,393	$—	$—	$3,527,393
Total liabilities measured at fair value on a recurring basis	$3,527,393	$—	$—	$3,527,393

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

BONDS.COM GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 4 - FAIR VALUE OF FINANCIAL INSTRUMENTS, CONTINUED

The following table presents additional information about Level 3 assets and liabilities measured at fair value on a recurring basis for the twelve months ended December 31, 2010:

Fair Value Derivative Financial Instruments

January 1, 2010	$(3,527,393)
Included in Earnings	5,069,129
Included in Other Comprehensive Income	—
Total	1,541,736
Purchases, Sales, Other Settlements and Issuances, Net	(1,076,892)
Net Transfers In and/or (Out) of Level 3	—
December 31, 2010	$464,844

The majority of total unrealized gains were related to Level 3 instruments held during 2010.

NOTE 5 - CREDIT RISK

Financial instruments which potentially subject the Company to concentrations of credit risk consist principally of cash and cash equivalents and investments. Management believes the financial risks associated with these financial instruments are not material. The Company places its cash with high credit quality financial institutions. The Company maintains its cash in bank deposit accounts that, at times, may exceed federally insured limits.

NOTE 6 - PROPERTY AND EQUIPMENT

Property and equipment consisted of the following at December 31, 2010 and 2009:

	2010	2009
Leased property under capital leases	$209,757	$209,758
Computer equipment	216,476	212,690
Furniture and fixtures	46,904	43,088
Office equipment	111,177	111,177
Leasehold improvements	10,372	10,372
Total property and equipment	594,686	587,085
Less: accumulated depreciation and amortization	(511,519)	(423,531)
Property and equipment, net	$83,167	$163,554

Depreciation expense for the years ended December 31, 2010 and 2009 was $89,988 and $159,102 respectively. There were no outstanding capital lease obligations at December 31, 2010 and 2009, respectively.

NOTE 7 - INTANGIBLE ASSETS

Intangible assets consisted of the following at December 31, 2010 and 2009

	2010	2009
Non-amortizing intangible assets
Domain name (www.bonds.com)	$850,000	$850,000
Broker dealer license	50,000	50,000
	900,000	900,000
Amortizing intangible assets
Software	431,996	431,996
Capitalized website development costs	196,965	179,814
Other	6,529	6,529
Total intangible assets	1,535,490	1,518,339
Less: accumulated amortization	(595,731)	(491,115)
Intangible assets, net	$939,759	$1,027,224

Amortization expense for the years ended December 31, 2010 and 2009 was $104,616 and $195,883, respectively.

BONDS.COM GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 7 - INTANGIBLE ASSETS, CONTINUED

The following is a schedule of estimated future amortization expense of intangible assets as of December 31, 2010:

Year Ended December 31, 2010
2011	$22,608
2012	—
2013	—
2014	—
2015	—
Thereafter	—

NOTE 8 - NOTES PAYABLE, RELATED PARTIES

The following is a summary of related party notes payable at December 31, 2010 and 2009:

	2010	2009

$200,000 unsecured promissory note payable to John Barry III, one of the Company’s directors, originating from a total of $250,000 in cash received in January and February of 2008, bearing interest at 15% per annum. Amended in January 2010 for principal and accrued interest to be due when either (a) the company has at least 12 months cash reserve for working capital and regulatory capital requirements, or (b) once John Barry III is no longer a director of the company.	$200,000	$250,000

$300,000 secured promissory note held by the Nadel Receiver, originating from the $400,000 Valhalla Investment Partners Note (the “Valhalla Note”), an investment fund that is a beneficial owner of shares of our common stock and was formerly co-managed by Christopher D. Moody, a former director (“Christopher Moody”). The note bears interest at 9% per annum, principal of $100,000 and accrued interest due on October 12, 2013, secured by the Company’s Bonds.com domain name.	100,000	300,000
Total	300,000	550,000
Less: current portion	—	—
Long-term portion	$300,000	$—

Interest expense recognized on related party notes payable for the years ended December 31, 2010 and 2009 was $52,004 and $72,996, respectively.

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

On January 21, 2009, in the matter Securities and Exchange Commission v. Arthur Nadel, Scoop Capital, LLC and Scoop Management, Inc., which is pending in the U.S. District Court for the Middle District of Florida, a receiver was appointed to administer and manage the affairs of Valhalla Investment Partners, L.P. and its general partner Valhalla Management Inc. (the “Nadel Receiver”). As a result of the appointment of the Nadel Receiver, Christopher Moody and Neil V. Moody no longer have the right or authority to exercise any management or control over Valhalla Investment Partners, L.P., Valhalla Management Inc. or their respective assets or affairs and those entities are now under the control of the court-appointed receiver. On April 30, 2009, the Company amended and restated the Valhalla Note, to, among other things, (1) extend the Maturity Date to October 31, 2009, (2) decrease the amount outstanding under the Valhalla Note to an aggregate of $400,000, all of which remains outstanding as of the date of this filing, and (3) clarify that the holder of the Valhalla Note has a first priority security interest in the

BONDS.COM GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 8 - NOTES PAYABLE, RELATED PARTIES, CONTINUED

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

On April 1, 2010, the Company paid, pursuant to the Valhalla Note, consisting of $100,000 in principal repayment and $11,325 in accrued interest.

On July 1, 2010, the Company paid, pursuant to the Valhalla Note, consisting of $100,000 in principal repayment and $4,550 in accrued interest.

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

●
In the event the Company sells securities pursuant to the then pending private offering at an effective price per common share of less than $0.24, then the conversion price of the Subject Notes shall be reduced to such lower price. After the completion of such Offering, the Subject Notes will not have any “full-ratchet” adjustment. On February 2, 2011, the Company sold securities pursuant to such offering at an effective price per share of $0.07. Accordingly, all of the subject Notes now have a conversion price of $0.07 per share.

●	Holders of the Subject Notes shall have the right to receive up to 12,460,983 shares of our Common Stock if we fail to meet certain performance targets (the “Noteholder Performance Shares”).

On October 19, 2010, the Company paid John Barry III $50,000 in principal.

BONDS.COM GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 9 – CONVERTIBLE NOTES PAYABLE, RELATED PARTIES AND NON-RELATED PARTIES

The following is a summary of related party and non-related party convertible notes payable at December 31, 2010 and 2009:

	2010	2009
Related Parties

$1,236,836 secured convertible promissory note held by the Nadel Receiver, originating from the conversion of $1,236,836 of previously outstanding promissory notes and accrued interest in September of 2008, and $50,000 in cash received in December of 2008, bearing interest at 10% per annum, principal and accrued interest is due at maturity on September 24, 2010.	$1,286,836	$1,286,836

$203,800 secured convertible promissory note payable to Valhalla Investment Partners, an investment fund formerly co-managed by Christopher Moody, originating from the conversion of $203,800 of previously outstanding promissory notes and accrued interest in September of 2008, bearing interest at 10% per annum, principal and accrued interest is due at maturity on September 24, 2010.	203,800	203,800

$250,000 secured convertible promissory note payable to the Neil Moody Revocable Trust, an entity affiliated with Christopher Moody, originating from $250,000 in cash received in October of 2008, bearing interest at 10% per annum, principal and accrued interest is due at maturity on September 24, 2010.	250,000	250,000

$650,000 secured promissory notes, May 2010 financing	650,000	—
Total	2,390,636	1,740,636
Less: unamortized debt discount	—	(231,777)
Total Related Parties	2,390,636	1,508,859

Non-Related Parties
$1,275,000 in secured convertible promissory notes payable to various individuals, originating from $1,275,000 in cash received during the period from September 22, 2008 through June 30, 2009.	1,275,000	1,275,000
Total	1,275,000	1,275,000
Less: unamortized debt discount	(23,271)	(202,481)
Total Non-Related Parties	1,251,729	1,072,519

Total	3,642,365	2,581,378
Less: current portion	(24,243)	(2,101,575)

Long-term portion	$3,618,122	$479,803

BONDS.COM GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 9 – CONVERTIBLE NOTES PAYABLE, RELATED PARTIES AND NON-RELATED PARTIES, CONTINUED

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

Under the terms of the Convertible Notes, the entire principal amount of the Convertible Notes is due and payable on October 12, 2013 (the “Maturity Date”); interest accrues at a rate of 10% per annum, with unpaid interest payable, in full, upon the earlier of the conversion of the Convertible Notes or on the Maturity Date. Holders of the Convertible Notes have the right to convert principal and interest due and payable into shares of common stock of the Company at a conversion price equal to the lesser of (1) $0.375 per share, as adjusted for stock splits, and reverse splits, or (2) the price paid for the Company’s common stock in any future sale of the Company’s securities while the Convertible Notes are outstanding, exclusive of certain excluded transactions.

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

During the year ended December 31, 2010 and 2009, the Company recognized $524,211 and $559,639 in interest expense related to the amortization of the debt discount associated with the warrants and the debt discount associated with the beneficial conversion feature, respectively.

During the year ended December 31, 2010 and 2009, the Company also recognized $279,763 and $283,493 in interest expense on the outstanding related party and non-related party Convertible Notes, respectively.

BONDS.COM GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 10 - NOTES PAYABLE – OTHER

The following is a summary of outstanding principal due on unrelated third party notes payable at December 31, 2010 and 2009:

	2010	2009

$250,000 note payable to an investment advisory firm for services rendered in relation to the Company’s reverse merger transaction, amended on March 12, 2010, bearing interest at 10.0% per annum, principal and accrued interest payments being due on March 15, 2010, June 15, 2010, September 15, 2010 and December 15, 2010.	$82,000	$151,500

$1,000,000 secured promissory note payable to an unrelated third party, originating from $1,000,000 in cash received on March 31, 2009, bearing interest at 15% per annum, principal and accrued interest is due at maturity on March 31, 2010, secured by the assets of Bonds.com Holdings, Inc. and a pledge of 4,500,000 shares of common stock of the Company by an entity controlled by John Barry IV, founder and Vice Chair of the Board of Directors.	—	1,000,000

Less: unamortized debt discount	—	(7,383)
Total		1,144,117
Less: current portion	82,000	(1,144,117)
Long-term portion	$—	$—

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

The March 2009 Note, accrues interest at the rate of 15% per annum and has a maturity date of March 31, 2010. Accrued and unpaid interest is due in a single payment on the maturity date. The March 2009 Note contains customary events of default, including the right of the holder to accelerate the maturity date and payment of principal and interest in the event of the occurrence of any such event. The March 2009 note is guaranteed by the Company’s subsidiary Bonds.com Holdings, Inc pursuant to a Guaranty Agreement. Additionally, Siesta Capital LLC, an entity owned and controlled by John Barry IV, the Company’s Chief Executive Officer and one of the Company’s directors, secured the Note by pledging 4,500,000 shares of the Company’s common stock.

The March 2009 Warrant is exercisable at any time through and until March 31, 2014, for 1,070,000 shares of the Company’s common stock at an initial exercise price of $0.375 per share. However, in the event of default (failure to pay any principal or interest under the March 2009 Note when due), the exercise price of the March 2009 Warrant will be reset to an amount equal to $0.0001 per share.

BONDS.COM GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 10 - NOTES PAYABLE – OTHER, CONTINUED

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

Interest expense recognized on third party notes payable for the years ended December 31, 2010 and December 31, 2009 was $202,957 and $135,952, respectively.

NOTE 11 - COMMITMENTS AND CONTINGENCIES

Operating Leases

The Company leases office facilities and equipment and obtains data feeds under long-term operating lease agreements with various expiration dates and renewal options. The following is a schedule of future minimum rental payments required under operating leases as of December 31,

2011	$711,235
2012	238,511
2013	—
2014
2015	—
Thereafter
Total minimum payments required	$949,746

The Company sublet the 10,293 square foot office that was its former headquarters located at 1515 South Federal Highway, Boca Raton, Florida. The lease provides for a base annual rent of approximately $201,000 plus taxes for the year beginning January 1, 2011; and base annual rent of approximately $211,000 plus taxes for the year beginning January 1, 2012. On March 15, 2011 the Company entered into a sub-lease for this space providing for total rental income of $180,000 through December 31, 2012, when the original lease expires. The rental income the Company anticipates receiving under the sublease agreement is $65,000 and $115,000 in the years 2011 and 2012, respectively.  The rental income the Company anticipates receiving under the sublease will not fully satisfy the Company's remaining obligations under the lease.

Rent expense for all operating leases for the years ended December 31, 2010 and 2009 was $669,326 and $360,291, respectively.

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

NOTE 11 - COMMITMENTS AND CONTINGENCIES, CONTINUED

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

On January 12, 2009, the Company learned that Duncan-Williams, Inc. filed a complaint against the Company and its subsidiaries in the United States District Court for the Western District of Tennessee, Western Division, under an alleged breach of contract arising from the Company’s previous relationship with Duncan-Williams. Duncan-Williams is seeking monetary damages for alleged breach of contract, a declaration of ownership relating to certain intellectual property and an accounting of income earned by the Company. It is the Company’s position that Duncan-Williams’ claims are without merit because, among other things, the Company did not breach any contract with Duncan-Williams and any alleged relationship that the Company had with Duncan-Williams was in fact terminated by the Company on account of Duncan-Williams’ breach and bad faith. The Company plans to defend against the claims accordingly. On February 20, 2009, the Company filed a motion to dismiss the complaint on the grounds that, among other reasons, the parties agreed to arbitration (of) their dispute. On October 23, 2009, the court granted in part the Company’s motion and entered an order staying the action pending arbitration between the parties. Such order does not affect the substantive and/or procedural rights of the parties to proceed before the court at a later date, or any rights the Company or Duncan-Williams, Inc. may have, if any, to seek arbitration that, among other reasons, the parties agreed to arbitration (of) their dispute. On October 23, 2009, the court granted in part the Company’s motion and entered an order staying the action pending arbitration between the parties. Such order does not affect the substantive and/or procedural rights of the parties to proceed before the court at a later date, or any rights the Company or Duncan-Williams, Inc. may have, if any, to seek arbitration.

The Company received a letter dated June 18, 2010, from Duncan-Williams’ counsel requesting arbitration. On July 13, 2010, the Company responded in a letter to Duncan-Williams indicating that due to vacations and scheduling conflicts, the timeline offered to the Company was not acceptable. The Company further responded to Duncan-Williams that it did not agree with certain interpretations of Duncan-Williams relating to the arbitration procedure. The Company did not hear further from Duncan-Williams.

BONDS.COM GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 11 - COMMITMENTS AND CONTINGENCIES, CONTINUED

until December 3, 2010, when Duncan-Williams filed a motion to lift the stay issued on October 23, 2009 and to litigate the dispute in the United States District Court for the Western District of Tennessee. On December 20, 2010, counsel for the Company filed a response to Duncan-Williams’ motion, objecting to litigating the dispute in court and supporting the Company’s claims that it is prepared to arbitrate. On December 27, 2010, Duncan-Williams filed a reply to the Company’s response. On February 11, 2011 the United States District Court for the Western District of Tennessee issued an Order Denying Motion To Lift Stay and the Company on February 22, 2011 sent a letter to Duncan Williams counsel stating that the Company is prepared to move forward with the arbitration. As of the date of this report thgeCompany has not received a response.

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

NOTE 12 - STOCKHOLDERS’ EQUITY

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

BONDS.COM GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 12 - STOCKHOLDERS’ EQUITY, CONTINUED

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

BONDS.COM GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 12 - STOCKHOLDERS’ EQUITY, CONTINUED

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

On October 19, 2010, the Company consummated a financing transaction pursuant to which, among other things, the Company issued equity securities for aggregate consideration equal to $1,950,000, comprised of $750,000 in cash and $1,200,000 through the cancellation of indebtedness owed by Holdings. As part of this financing transaction, the investors committed to purchase an additional $1,300,000 of our equity securities, subject to certain conditions. In connection with these financing transactions, the Company entered into a series of related material agreements, as discussed in detail below.

Unit Purchase Agreement with Bonds MX LLC.

On October 19, 2010, the Company entered into a Unit Purchase Agreement with Bonds MX LLC (the “Bonds MX Purchase Agreement”). On October 19, 2010, pursuant to the Bonds MX Purchase Agreement, among other things, the Company sold to Bonds MX LLC (“Bonds MX”) 12 “units” (each a “Series B Unit”), with each such Series B Unit comprised of (a) 100 shares of our newly-created Series B Convertible Preferred Stock, (b) a warrant to purchase 416,667 shares of Common Stock at a purchase price of $0.24 per share, and (c) the right to receive up to 416,667 shares of Common Stock if the Company fails to meet certain performance targets (“Performance Shares”). The purchase price for each Series B Unit was $100,000, and the aggregate purchase price for the 12 Series B Units sold on October 19, 2010 was $1,200,000. Bonds MX paid this purchase price through the cancellation of the Amended 15% Promissory Note, dated August 20, 2010, in the principal amount of $1,200,000 issued by Holdings to Bonds MX (the “Bonds MX Note”).

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

BONDS.COM GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 12 - STOCKHOLDERS’ EQUITY, CONTINUED

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

The 12 Series B Units sold to Bonds MX on October 19, 2010 constitute, in the aggregate, (a) 1,200 shares of our Series B Convertible Preferred Stock, (b) warrants to purchase 5,000,000 shares of our Common Stock, and (c) the right to receive up to 5,000,000 Performance Shares. As discussed in more detail below, the Series B Convertible Preferred Stock has a stated value of $1,000 per share and is convertible, at the option of the holder, into shares of our Common Stock at a conversion price of $0.24 per share. Accordingly, the 1,200 shares of our Series B Convertible Preferred Stock issued at the October 19, 2010 closing are convertible for up to 5,000,000 shares of Common Stock.

If the additional 8 Series B Units are sold pursuant to the Bonds MX Purchase Agreement, a total of 20 Series B Units will have been sold. Those 20 Series B Units would constitute, in the aggregate, (b) 2,000 shares of our Series B Convertible Preferred Stock, which would be convertible for up to 8,333,333 shares of Common Stock, (b) warrants to purchase 8,333,333 shares of Common Stock, and (c) the right to receive up to 8,333,333 Performance Shares.

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

Unit Purchase Agreement with UBS Americas Inc.

On October 19, 2010, concurrent with the Bonds MX Purchase Agreement, entered into a Unit Purchase Agreement with UBS Americas Inc. (the “UBS Purchase Agreement”). On October 19, 2010, pursuant to the UBS Purchase Agreement, among other things, the Company sold to UBS Americas Inc. (“UBS Americas”) 7.5 “units” (each a “Series B-1 Unit”), with each such Series B-1 Unit comprised of (a) 100 shares of newly-created Series B-1 Convertible Preferred Stock, (b) a warrant to purchase 4,166.67 shares of Series A Participating Preferred Stock (the “Series A Preferred”) at a purchase price of $24.00 per share, and (c) the right to receive up to 4,166.67 shares of Series A Preferred if the Company fails to meet certain performance targets (“Series A Performance Shares”). The purchase price for each Series B-1 Unit was $100,000, and the aggregate purchase price for the 7.5 Series B-1 Units sold on October 19, 2010 was $750,000 in cash.

Additionally, pursuant to the UBS Purchase Agreement, UBS Americas agreed to purchase an additional 5 Series B-1 Units for an aggregate purchase price of $500,000. UBS America’s obligation to purchase such additional Series B-1 Units is subject to significant conditions, including the conditions that (a) the corresponding additional closing under the Bonds MX Purchase Agreement shall have occurred and Bonds MX shall have purchased at least 4 units at such corresponding closing, (b) the Company shall not have taken steps to seek protection pursuant to any bankruptcy law, and (c) the representations and warranties of the Company in the UBS Purchase Agreement shall be true and correct in all material respects as of the date when made and as of the date of such additional closing.

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

BONDS.COM GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 12 - STOCKHOLDERS’ EQUITY, CONTINUED

Shares. If the Company generates less than $7,500,000 but more than zero in revenue during such period, the Company is required to issue a pro rata portion of the SeriesA Performance Shares.

The 7.5 Series B-1 Units sold to UBS Americas on October 19, 2010 constitute, in the aggregate, (a) 750 shares of Series B-1 Convertible Preferred Stock, (b) warrants to purchase 31,250 shares of Series A Preferred, and (c) the right to receive up to 31,250 Series A Performance Shares. As discussed in more detail below, the Series B-1 Convertible Preferred Stock has a stated value of $1,000 per share and is convertible, at the option of the holder, into shares of Common Stock at a conversion price of $0.24 per share. Accordingly, the 750 shares of Series B-1 Convertible Preferred Stock issued at the October 19, 2010 closing are convertible for up to 3,125,000 shares of Common Stock. As further discussed below, the Series B-1 Convertible Preferred Stock may also be mandatorily converted to shares of Series A Preferred at a conversion price of $24.00 per share (and using the same $1,000 stated value). See Subsequent Events Note 19.

If the additional 5 Series B-1 Units are sold pursuant to the UBS Purchase Agreement, a total of 12.5 Series B-1 Units will have been sold. Those 12.5 Series B-1 Units would constitute, in the aggregate, (b) 1,250 shares of our Series B-1 Convertible Preferred Stock, which would be convertible for up to 5,208,333 shares of Common Stock or mandatorily convertible into 52,083 shares of Series A Preferred, (b) warrants to purchase 52,083 shares of Series A Preferred, and (c) the right to receive up to 52,083 Series A Performance Shares.

The Bonds MX and UBS Purchase Agreements contained provisions which called for significant adjustments to the terms and amount of the securities issued to Bonds MX and UBS Americas pursuant to the financing transactions summarized above.

These adjustments were contingent upon the occurrence of future sales of securities at more favorable terms than provided to Bonds MX and UBS and/or the inability of the Company to raise an aggregate of $8 million by a specified date.

BONDS.COM GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 12 - STOCKHOLDERS’ EQUITY, CONTINUED

The adjustment provisions in the Bonds MX Purchase Agreement and UBS Purchase Agreement were subject to the limitation that if and to the extent the issuance of any additional shares of capital stock or other securities pursuant to such provisions would result in the Company exceeding its authorized shares of Common Stock or Preferred Stock, then the application of such adjustment provision shall be limited to the extent necessary so that such issuance does not cause the Company to exceed its authorized capital.

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

Amendments to Certain Convertible Secured Promissory Notes

On October 19, 2010, the Company entered into an Amendment No. 2 to Convertible Secured Promissory Notes with the holder of a majority in principal amount of our Convertible Secured Promissory Notes issued on September 24, 2008, an Amendment No. 1 to Convertible Secured Promissory Note with the holder of our Convertible Secured Promissory Note issued on April 30, 2009 and an Amendment No. 1 to Convertible Secured Promissory Notes with the holders of the Company's Convertible Secured Promissory Notes issued on June 8, 2009 (collectively, the “Note Amendments”). The Note Amendments restructure approximately $2,990,636 of the outstanding Convertible Secured Promissory Notes (the “Subject Notes”) as follows:

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

BONDS.COM GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 12 - STOCKHOLDERS’ EQUITY, CONTINUED

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

●
Holders of the Subject Notes shall have the right to receive up to 12,460,983 shares of the Company's Common Stock based on the same performance thresholds and calculations as the Performance Shares issuable to Bonds MX and Series A Performance Shares issuable to UBS Americas (the “Noteholder Performance Shares”).

●
If additional securities are issued to UBS Americas and Bonds MX or adjustments are made to the terms of the securities previously issued to them pursuant to the adjustment provisions summarized above, the holders of the Subject Notes would receive the same proportionate adjustment.

On February 2, 2011, the Company consummated a series of equity transactions resulting in, among other things, the redemption of all the outstanding shares of the Series B and Series B-1 Convertible Preferred Stock.  See Note 19, Subsequent Events.

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

BONDS.COM GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 12 - STOCKHOLDERS’ EQUITY, CONTINUED

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

BONDS.COM GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 12 - STOCKHOLDERS’ EQUITY, CONTINUED

Exchange Offer

The aggregate number of shares issuable upon exercise of all Warrants of each class (when taken as a whole) that were validly tendered on October 7, 2010 was approximately 95.8 million, which represents approximately 85.64% of the shares issuable upon the exercise of all Warrants.

 In connection with the Exchange Offer, the Company issued approximately 27 million shares of its common stock and recorded a charge of approximately $1.9 million.

NOTE 13 - EARNINGS (LOSS) PER SHARE

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

NOTE 14 - NET CAPITAL AND RESERVE REQUIREMENTS

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

Net capital positions of the Company’s broker dealer subsidiary were as follows at December 31, 2010 and 2009:

	2010	2009
Ratio of aggregate indebtedness to net capital	0.029 to 1	0.52 to 1
Net capital	$883,116	$1,031,269
Required net capital	$100,000	$100,000

NOTE 15 - SHARE-BASED COMPENSATION

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

BONDS.COM GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 15 - SHARE-BASED COMPENSATION

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

On April 17, 2009, the Company issued non-statutory stock options to various employees, granting them the the right to acquire up to 1,005,000 shares of stock at an exercise price of $0.33 per share. An additional 30,000 options were issued to various employees during the third quarter of 2009. The shares subject to the options vest one-third on the one year anniversary of the employees start date and then one-forty-eighth each month thereafter.

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

BONDS.COM GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 15 - SHARE-BASED COMPENSATION, CONTINUED

The following table summarizes the assumptions the Company utilized to record compensation expense for options awarded during the years ended December 31, 2010 and 2009:

	December 31,	December 31,
	2010	2009
Expected volatility	66%	50%
Expected dividends	0	0
Expected term (years)	5-10	5-10
Risk-free rate	3.35%	2.98% - 3.47%

There were 2 million options granted during the year ended December 31, 2010.

A summary of option activity under the Plan as of December 31, 2010 and changes during the year then ended is presented below:

	No. of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value

Outstanding at January 1, 2010	12,136,904	$0.38	9.17	—

Granted	2,000,000	0.38	—	—

Exercised	—	—	—	—

Expired	—	—	—	—

Forfeited	(7,290,547)	0.33	—	—

Outstanding at December 31, 2010	6,846,357	0.40	4.51	—

Excercisable at December 31, 2010	6,328,310	$0.23	4.03	—

The weighted-average grant date fair value of options granted during the year ended December 31, 2010 and 2009 was $0.38 and $0.38, respectively. The compensation expense recognized under the Plan for the year ended December 31, 2010 and 2009 was $746,170 and $1,499,879, respectively. As of December 31, 2010 and 2009, there was $1,200 and $1,942,850, respectively, of total unrecognized compensation cost related to non-vested share-based compensation arrangements granted under the Plan. That cost is expected to be recognized over the vesting period.

NOTE 16 - INCOME TAXES

The components of the provision for income taxes from continuing operations are as follows for the years ended December 31, 2010 and 2009:

	2010	2009
Current benefit (provision): federal	$—	$—
Current benefit (provision): state	—	—
Total current provision	—	—

Deferred provision: federal	1,707,882	251,985
Deferred provision: state	182,341	26,903
Total deferred provision	1,890,223	278,888

Total provision for income taxes from continuing operations	$1,890,223	$278,888

BONDS.COM GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 16 - INCOME TAXES, CONTINUED

Significant items comprising the deferred tax assets and deferred tax liabilities are as follows at December 31, 2010 and 2009:

	2010	2009

Deferred Tax Assets:
Accrued Expenses	$77,286	$71,463
Accrued Litigation Expense	100,813	178,743
Accrued Severence Expense	390,317	—
Accrued Technology Expense	103,385	—
Equity Based Compensation	1,006,463	648,320
Fixed Assets	13,379	9,225
Derivative Liability	174,921	1,327,356
Charitable Contributions Carry forward	1,375	1,375
Net Operating Loss Carry forward	9,932,202	5,394,558
Total Deferred Tax Assets	11,800,141	7,631,040

Deferred Tax Liabilities
Intangible Assets	(10,641)	(10,641)
Debt Discount Related to Beneficial Conversion Feature	(8,757)	(163,411)
Total Deferred Tax Liabilities	(19,398)	(174,052)

Total Deferred Taxes	11,780,743	7,456,988
Less: valuation allowance	(11,605,823)	(6,129,632)
Net deferred tax assets	$174,920	$1,327,356

These amounts have been presented in the Company’s financial statements as follows:

	2010	2009
Current Deferred Tax Assets (Liability)	$2,306	$(114,183)

Non Current Deferred Tax Asset	172,614	1,441,540

Net Deferred Tax Asset	$174,920	$1,327,356

A valuation allowance is established if it is more likely than not that all or a portion of the deferred tax asset will not be realized. Accordingly, the Company did not record a valuation allowance for the deferred tax assets relating to the derivative liability, which is expected to be realized upon exercise or expiration of the derivative instrument.

The amounts and corresponding expiration dates of the Company’s unused net operating loss carry forwards are shown in the following table at December 31, 2010:

Year	Federal	State

2026	$1,507,064	$1,507,064
2027	4,163,262	4,163,262
2028	4,693,317	4,693,317
2029	3,909,920	3,909,920
2030	12,058,583	12,058,583
	$26,332,146	$26,332,146

BONDS.COM GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 16 - INCOME TAXES, CONTINUED

The Company’s effective income tax (benefit) rate for continuing operations differs from the statutory federal income tax benefit rate as follows:

	December 31,

	2010	2009
Federal tax benefit (provision) rate	34%	34%
State tax benefit (provision) rate	3.6%	3.6%
Other reconciling differences	(0.2%)	(0.2%)
Permanent difference—Exchange Offer	(3.7%)	3.2%
Change in valuation allowance	(51.5%)	(52.4%)
Cummulative change in accounting principal	0.0%	8.6%
Tax Benefit (Provision)	(17.8%)	(6.4%)

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

NOTE 17 - RELATED PARTIES TRANSACTIONS

Nikolson and Loughlin Separation Agreements

Under the Loughlin Separation Agreement, the company has agreed to pay approximately $775,000 in severance and benefits.  In addition, the Company issued fully-vested options to purchase 5 million shares of common stock at $0.375 per share.

Under the Nikolson Separation Agreement, the company has agreed to pay approximately $500,000 in severance.  In addition, the company extended the maturity of his fully vested options to purchase 1,190,313 shares.

BONDS.COM GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 17 - RELATED PARTIES TRANSACTIONS, CONTINUED

Amendment and Release Agreements with John J. Barry III and John J. Barry IV

On October 19, 2010, the Company entered into an Amendment and Release with John J. Barry III (the “JB III Amendment and Release”) and an Amendment and Release with John J. Barry IV (the “JB IV Amendment and Release”).

The JB III Amendment and Release sets forth the following terms and conditions, among others:

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

BONDS.COM GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 17 - RELATED PARTIES TRANSACTIONS, CONTINUED

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

In order to secure the termination of the Revenue Sharing Agreement and in cancellation of an additional contractual obligation in the potential amount of $432,000, on October 19, 2010, the Company entered into a Termination and Release Agreement with Mark G. Hollo, The Fund LLC and Black-II Trust (the “Termination and Release Agreement”). Pursuant to the Termination and Release Agreement, among other things, the Company (a) issued to Black-II Trust a warrant to purchase 10,000,000 shares of Common Stock at a purchase price of $0.24 per share, and (b) agreed to pay Black-II Trust an aggregate of $250,000 in four equal installments at such time, if ever, as the gross proceeds from the Offering (including the conversion of indebtedness) exceeds $5,000,000. In exchange, Mark G. Hollo provided his required consent to the termination of the Revenue Sharing Agreement, and The Fund LLC agreed to terminate the above-referenced contractual obligation. The foregoing warrant contains, among other things, a single demand registration right on Form S-3 at such time, if ever, as the Company is eligible to use Form S-3 and “piggy back” registration rights with respect to certain registration statements filed by the Company for its own sale of shares of Common Stock or resales of shares of Common Stock by other stockholders.

See notes 8, 9 and 12 with respect to Notes Payable, Related Parties and Convertible Notes Payable, Related Parties, Stockholders Equity

BONDS.COM GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 18 - CONCENTRATIONS

In 2010, one client represented approximately 10% of total gross revenue. The loss of that client could have a material adverse effect on our business.

NOTE 19 - SUBSEQUENT EVENTS

Notes Payable, Nonrelated Parties

On February 2, 2011, the Company paid in full, the Keating Investments Note, consisting of $82,000 in principal repayment and $9,678 in accrued interest.

Notes Payable, Related Parties

On February 2, 2011, the Company paid in full John Barry III principal and accrued interest of $200,000 and $39,028, respectively.

Stockholders Equity

Capital Raising

On February 2, 2011, the Company consummated a group of related transactions pursuant to which, among other things, the Company:

●
sold 65 units for an aggregate purchase price of $6,500,000 to two accredited investors, with each unit (each a “Unit”) comprised of (a) warrants to purchase 1,428,571.429 shares of Common Stock, par value $0.0001 per share, at an initial exercise price of $0.07 per share (the “Common Stock Warrants”), and (b) 100 shares of a newly-created class of preferred stock designated as Series D Convertible Preferred Stock (the “Series D Preferred”);

●
issued 22.5 Units in exchange for (a) all of the outstanding shares of Series B Convertible Preferred Stock, par value $0.0001 per share (the “Series B Preferred”), and (b) certain outstanding warrants to purchase shares of Common Stock;

●
issued 12.5 units (each a “Series D-1 Unit”) comprised of (a) warrants to purchase 14,285.714 shares of our Series A Participating Preferred Stock, par value $0.0001 per share (the “Series A Preferred”), at an initial exercise price of $7.00 per share (the “Series A Warrants”) and (b) 100 shares of a newly-created class of preferred stock designated Series D-1 Convertible Preferred Stock, par value $0.0001 per share (the “Series D-1 Preferred”), in exchange for (a) all of the outstanding shares of our Series B-1 Convertible Preferred Stock, par value $0.0001 per share (the “Series B-1 Preferred”), and (b) certain outstanding warrants to purchase shares of our Series A Preferred; and

●
acquired substantially all of the assets of Beacon Capital Strategies, Inc. (through an indirect wholly-owned subsidiary) in exchange for issuing 10,000 shares of a newly-created class of preferred stock designated as Series C Convertible Preferred Stock, par value $0.0001 per share (the “Series C Preferred”).

The above transactions are summarized in more detail below.

The Company’s Sale of Units.

On February 2, 2011, the Company entered into a Unit Purchase Agreement (the “Unit Purchase Agreement”) with Oak Investment Partners XII, Limited Partnership (“Oak”) and GFINet Inc. (“GFI”). Pursuant to the Unit Purchase Agreement, among other things, on February 2, 2011, the Company sold to Oak and GFI an aggregate of 65 Units for a total purchase price of $6,500,000.

BONDS.COM GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 19 - SUBSEQUENT EVENTS, CONTINUED

The shares of Series D Preferred included in the Units issued pursuant to the Unit Purchase Agreement are subject to the restriction that they may not be converted into shares of Common Stock until the Company’s authorized shares of Common Stock are increased from 300,000,000 to 1,000,000,000 (the “Conversion Restriction”), and the Common Stock Warrants included in the Units issued pursuant to the Unit Purchase Agreement are subject to the restriction that they may not be exercised for shares of Common Stock until the Company’s authorized shares of Common Stock are increased from 300,000,000 to 1,000,000,000 (the “Exercise Restriction”).

Subject to the Conversion Restriction, the shares of Series D Preferred included in the Units issued pursuant to the Exchange Agreement are initially convertible for an aggregate of approximately 92,857,143 shares of our Common Stock, and, subject to the Exercise Restriction, the Common Stock Warrants included in the Units issued pursuant to the Exchange Agreement are initially exercisable for an aggregate of approximately 92,857,143 shares of our Common Stock.

The Common Stock Warrants issued pursuant to the Unit Purchase Agreement include provisions, among other things, (a) permitting the holder to exercise such Common Stock Warrant through a cashless “net exercise election,” (b) providing that, for a period of 18 months following the date of the Unit Purchase Agreement, if the Company issues shares of Common Stock (or is deemed to issue shares of Common Stock) for a price per share less than $0.07, then the exercise price of the Common Stock Warrants will be reduced by a customary “weighted-average” antidilution formula (subject to certain exempted issuances), and (c) until such time as the Exercise Restriction no longer applies, if the Company undergoes certain changes of control the holder may require the Company to redeem the Common Stock Warrant for such amount as the holder thereof would have received in the change of control had the Common Stock Warrant been exercised immediately prior thereto.

In addition to providing for the sale of the Units, the Unit Purchase Agreement contains representations and warranties and covenants of the Company in favor of Oak and GFI. The covenants set forth in the Unit Purchase Agreement include, without limitation, the following:

●
For so long as Oak or GFI owns any of the shares of Series D Preferred, Common Stock Warrants or the shares of Common Stock issuable upon conversion or exercise thereof, the Company is required to timely file all reports it is required to file with the SEC pursuant to the Securities Exchange Act of 1934 (as amended, the “1934 Act”), and the Company is prohibited from terminating its status as an issuer required to file reports under the 1934 Act even if the 1934 Act or the rules and regulations thereunder would otherwise permit such termination.

●
The Company is prohibited from selling any additional securities pursuant to the financing contemplated by the Unit Purchase Agreement without the prior written consent of each of Oak, GFI and UBS Americas, Inc.; provided, however, that until March 31, 2011, the Company may sell, without the prior written consent of such parties (a) up to an aggregate of 50 additional Units (at the same purchase price and on substantially identical terms to those set forth in the Unit Purchase Agreement (and in no event on terms more favorable than those set forth in the Unit Purchase Agreement)) to certain potential investors, and (b) up to an aggregate of 5 additional Units (at the same purchase price and on substantially identical terms to those set forth in the Unit Purchase Agreement (and in no event on terms more favorable than those set forth in the Unit Purchase Agreement)) to certain individuals approved by each Oak, GFI and UBS Americas, Inc.

●
Other than Series C Preferred, Series D Preferred, Series D-1 Preferred, the Common Stock Warrants, and Series A Warrants, the Company is prohibited from selling any warrants, convertible debt or other securities convertible into the Company’s Common Stock that include dilution protection provisions other than provisions relating to stock splits, reclassifications, stock dividends and other like kind events.

BONDS.COM GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 19 - SUBSEQUENT EVENTS, CONTINUED

Capital Raising

●
As promptly as possible, but in no event later than the date 180 days after the date of the Unit Purchase Agreement, the Company shall undertake any and all actions necessary to authorize, approve and effect the increase of its authorized Common Stock from 300,000,000 shares to 1,000,000,000 shares (the “Authorized Share Increase”), including, without limitation, (a) establishing a record date for, duly calling, giving notice of, convening and holding a meeting of its stockholders (the “Company Stockholders Meeting”) for the purpose of obtaining the necessary stockholder approval for the Authorized Share Increase, (b) preparing and filing with the Securities and Exchange Commission a proxy statement on Schedule 14A under the 1934 Act regarding the Authorized Share Increase and the Company Stockholders Meeting, and mailing (or otherwise making available in accordance with the 1934 Act and the Delaware General Corporation Law) a copy thereof to each of the Company’s stockholders, and (c) filing an amendment to its Certificate of Incorporation with the Secretary of State of the State of Delaware reflecting such Authorized Share Increase. If the Company fails to cause the Authorized Share Increase to become effective in accordance with these obligations, the accruing dividend on the Series D Preferred and Series D-1 Preferred shall be increased to 12% per annum (from 8% per annum).

●
Subject to certain limitations, the Company is required to defend, protect, indemnify and hold harmless Oak, GFI and each other holder of the securities acquired pursuant to the Unit Purchase Agreement from and against any and all actions, causes of action, suits, claims, losses, costs, penalties, fees, liabilities and damages, and expenses in connection therewith incurred by any such party as a result of, or arising out of, or relating to (a) any misrepresentation or breach of any representation or warranty made by the Company in this Unit Purchase Agreement, (b) any breach of any covenant, agreement or obligation of the Company contained in the Unit Purchase Agreement or the Series D Stockholders’ Agreement, or (c) any cause of action, suit or claim brought or made against such party by a third party and arising out of or resulting from (i) the execution, delivery, performance or enforcement of the Unit Purchase Agreement, (ii) any transaction financed or to be financed in whole or in part, directly or indirectly, with the proceeds of the issuance of the securities contemplated by the Unit Purchase Agreement, (iii) the status of Oak, GFI or another holder of the securities contemplated by the Unit Purchase Agreement as an investor in the Company, or (iv) the exchange of Series B Preferred Stock for Series D Preferred Stock pursuant to the Exchange Agreement.

●
In the event the conclusion, settlement or determination of any action, suit, proceeding, arbitration or dispute between the Company and Duncan-Williams, Inc. results in the Company issuing shares of capital stock to Duncan-Williams, Inc. or any of its affiliates, the Company is required to issue (and take such steps as are necessary in order to issue) to each of Oak and GFI such number of shares of capital stock and rights to acquire shares of capital stock of the same type and with the same terms as are then held by such buyer so that such buyer’s fully-diluted ownership percentage as of the time immediately prior to the issuance to Duncan Williams, Inc. is not decreased by such issuance.

Additionally, pursuant to the Unit Purchase Agreement, GFI and Oak agreed to, and Oak agreed to cause Beacon Capital Strategies, Inc. to: (a) appear (in person or by proxy) at any annual or special meeting of the stockholders of the Company at which the Authorized Share Increase will or may be considered, in each case, for the purpose of obtaining a quorum and (b) vote (in person or by proxy), or execute a written consent or consents if stockholders of the Company are requested to vote their shares by written consent, all of such stockholder’s voting shares of the Company’s capital stock: (i) in favor of the Authorized Share Increase; (ii) against: (x) any and all proposals contrary to the Authorized Share Increase; and (y) any action, proposal, transaction or agreement which could reasonably be expected to result in a breach or failure by the Company to perform its obligations under with respect thereto; and (c) otherwise in support of the Authorized Share Increase and of the Company’s performance of its obligations with respect thereto. Simultaneously with the execution of the Unit Purchase Agreement, GFI, Oak and Beacon entered into a Voting Agreement with Fund Holdings LLC, Bonds MX, LLC, Robert Jones, Edwin L. Knetzger, III (a member and Co-Chairman of the Company’s Board of Directors) and Laidlaw Venture Partners III, LLC pursuant to which Fund Holdings LLC, Bonds MX, LLC, Robert Jones, Edwin L. Knetzger, III and Laidlaw Venture Partners III, LLC agreed to take certain actions in support of the Authorized Share Increase, including voting all of their shares of the Company’s voting capital stock in favor of the Authorized Share Increase. We anticipate that the shares of voting capital stock currently held by GFI, Oak, Beacon and the other parties to the Voting Agreement will constitute more than a majority of the shares entitled to vote on the Authorized Share Increase and that such parties will have the ability to cause the Authorized Share Increase to be approved when it is considered at a meeting of the Company’s stockholders.

BONDS.COM GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 19 - SUBSEQUENT EVENTS, CONTINUED

Capital Raising

The Company’s Exchange of Units and Series D-1 Units for Certain Outstanding Securities.

On February 2, 2011, in connection with and as a condition to the transactions contemplated by the Unit Purchase Agreement, we entered into an Exchange Agreement (the “Exchange Agreement”) with UBS Americas, Inc. (“UBS”), Bonds MX, LLC (“Bonds MX”) and Robert Jones (“Jones”). Pursuant to the Exchange Agreement, among other things, on February 2, 2011, we (a) issued 22.5 Units in exchange for all of the outstanding shares of our Series B Preferred and certain outstanding warrants to purchase shares of our Common Stock, and (b) issued 12.5 Series D-1 Units in exchange for all of the outstanding shares of our Series B-1 Preferred and certain outstanding warrants to purchase shares of our Series A Preferred.

The Series D Preferred and Series D-1 Preferred and the Common Stock Warrants included in the Units and Series D-1 Units issued pursuant to the Exchange Agreement are subject to the Conversion Restriction and Exercise Restriction, respectively.

The Common Stock Warrants issued pursuant to the Exchange Agreement include provisions, among other things, (a) permitting the holder to exercise such Common Stock Warrant through a cashless “net exercise election,” (b) providing that, for a period of 18 months following the date of the Exchange Agreement, if the Company issues shares of Common stock (or is deemed to issue shares of Common Stock) for a price per share less than $0.07, then the exercise price of the Common Stock Warrants will be reduced by a customary “weighted-average” antidilution formula (subject to certain exempted issuances), and (c) until such time as the Exercise Restriction no longer applies, if the Company undergoes certain changes of control the holder may require the Company to redeem the Common Stock Warrant for such amount as the holder thereof would have received in the change of control had the Common Stock Warrant been exercised immediately prior thereto.

Subject to the Conversion Restriction, the shares of Series D Preferred included in the Units issued pursuant to the Exchange Agreement are initially convertible for an aggregate of approximately 32,142,857 shares of our Common Stock, and subject to the Exercise Restriction, the Common Stock Warrants included in the Units issued pursuant to the Exchange Agreement are initially exercisable for an aggregate of 32,142,857 shares of our Common Stock.

The shares of Series D-1 Preferred included in the Series D-1 Units issued pursuant to the Exchange Agreement are initially convertible for an aggregate of approximately 178,571 shares of our Series A Preferred, and, subject to the Conversion Restriction and only in certain circumstances, also are initially convertible for an aggregate of approximately 17,857,143 shares of our Common Stock. The Series A Warrants included in the Series D-1 Units issued pursuant to the Exchange Agreement are initially exercisablefor an aggregate of approximately 178,571 shares of our Series A Preferred. The Series A Warrants issued pursuant to the Exchange Agreement include provisions, among other things, (a) permitting the holder to exercise such Series A Warrant through a cashless “net exercise election,” and (b) providing that, for a period of 18 months following the date of the Exchange Agreement, if the Company issues shares of Common Stock (or is deemed to issue shares of Common Stock) for a price per share less than $0.07, then the exercise price of the Series A Warrants will be reduced by a customary “weighted-average” antidilution formula (subject to certain exempted issuances).

In addition to providing for the issuance of the of the Units and Series D-1 Units in exchange for the Series B Securities and Series B-1 Securities, the Exchange Agreement contains representations and warranties and covenants of the Company in favor of UBS, Bonds MX and Jones. The covenants set forth in the Exchange Agreement substantially similar to those set forth in the Unit Purchase Agreement.

Series D Stockholders Agreement.

In connection with and as a condition to the transactions contemplated by the Unit Purchase Agreement and the Exchange Agreement, on February 2, 2011, the Company, Oak, GFI, UBS, Bonds MX and Jones entered into a Series D Stockholders’ Agreement setting forth certain agreements among and between the Company and such stockholders (the “Stockholders Agreement”).

Pursuant to the Stockholders Agreement, in the event that Oak, GFI, UBS, Bonds MX or Jones (the “Series D Stockholders”) seeks to sell its shares of Series D Preferred or Series D-1 Preferred or warrants to purchase shares of Series D Preferred or Series D-1 Preferred, each other Series D Stockholder shall have the right to sell a pro rata portion of its similar securities along with the selling Series D

BONDS.COM GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 19 - SUBSEQUENT EVENTS, CONTINUED

Capital Raising

Stockholder. Alternatively, the Company, at its option, may redeem the applicable securities from the other Series D Stockholders and the selling Series D Stockholder would be permitted to sell his, her or its shares free of such obligation. The foregoing obligations do not apply to transfers pursuant to Rule 144, transfers to certain permitted transferees, bona fide pledges and pledges outstanding as of the date of the Stockholders’ Agreement. Such obligations also do not apply to sales of less than 10% of the securities held by the selling Series D Stockholder.

The Stockholders Agreement requires the Company to offer the Series D Stockholders the right to participate on a pro rata basis (based on its fully diluted shares of preferred stock relative to the total number of fully diluted shares of the Company) in future issuances of equity securities by the Company.

The foregoing right does not apply to issuance of equity securities (a) in connection with any acquisition of assets of another person, whether by purchase of stock, merger, consolidation, purchase of all or substantially all of the assets of such person or otherwise approved by the Company’s Board of Directors and the requisite holders of the Series D Preferred to the extent required under the Certificate of Designation of the Series D Convertible Preferred Stock and Series D-1 Convertible Preferred Stock, (b) Exempted Securities (as such term is defined in the Certificate of Designation of the Series D Convertible Preferred Stock and Series D-1 Convertible Preferred Stock), (c) in an underwritten public offering with gross proceeds of at least $50,000,000 and a market capitalization of at least $175,000,000, and (d) approved by holders of a majority of the shares of Series D Preferred. The Company may elect to consummate the issuance of equity securities and subsequently provide the Series D Stockholders their right to participate. The foregoing right to participate under the Stockholders Agreement shall terminate on such date as of which less than 25% of the shares of Series D Preferred remain outstanding.

Pursuant to the Stockholders Agreement, for so long as the Series D Stockholders collectively own at least 25% of the shares of Series D Preferred issued pursuant to the Unit Purchase Agreement or Exchange Agreement or 25% of the shares of Common Stock issued upon the conversion thereof, (a) the Company is required to nominate and use its reasonable best efforts to cause to be elected and cause to remain a director on the Company’s Board of Directors and (b) each Series D Stockholder is required to vote all shares of voting capital stock of the Company owned by it, so as to elect, and not to vote to remove, one person designated in writing collectively by the Series D Stockholders (the “Series D Designee”). Subject to the following sentence, the consent of each of the Series D Stockholders holding at least 8% of the outstanding shares of Series D Preferred as of the date of the Stockholders Agreement shall be required in respect of the designation of the Series D Designee. Notwithstanding the foregoing, for so long as Oak continues to own at least 25% of the shares of Series D Preferred acquired by it pursuant to the Unit Purchase Agreement or 25% of the Common Stock issued upon the conversion thereof, the Series D Designee shall be designated by Oak in its sole discretion. Subject to applicable law and the rules and regulations of the Securities and Exchange Commission and any securities exchange or quotation system on which the Company’s securities are listed or quoted, the Series D Designee shall have a right to be a member of each principal committee of the Board of Directors.

Pursuant to the Stockholders Agreement, for so long as Oak continues to own at least 25% of the shares of Series D Preferred Stock acquired by it pursuant to the Unit Purchase Agreement or 25% of the Common Stock issued upon the conversion thereof, (a) the Company is required to nominate and use its reasonable best efforts to cause to be elected and cause to remain a director on the Company’s Board of Directors and (b) each Series D Stockholder is required to vote all shares of voting capital stock of the Company owned by it, so as to elect, and not to vote to remove, one person designated by Oak (the “Oak Designee”), which Oak Designee shall, for the avoidance of doubt, be in addition to Oak’s rights in respect of the Series D Designee.

So long as any Series D Stockholder holding at least 8% of the outstanding shares of Series D Preferred or Series D-1 Preferred as of the date of the Stockholders Agreement owns at least 25% of the shares of Series D Preferred Stock or Series D-1 Preferred Stock, respectively, acquired by it pursuant to the Unit Purchase Agreement or Exchange Agreement, such Series D Stockholder shall have the right to appoint one non-voting representative to attend each meeting of the Board of Directors and each committee thereof (an “Investor Observer”). Each Investor Observer will be entitled to receive copies of all notices, minutes, consents and other materials and information that the Company provides to the Board; provided that (x) the Investor Observer shall execute a confidentiality agreement in a form reasonably acceptable to the Company and the investor designating such Investor Observer, and (y) the Company may require such Investor Observer to be recused from any meeting and may redact such materials on advice of counsel in connection with matters involving the attorney-client privilege or conflicts of interest.

BONDS.COM GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 19 - SUBSEQUENT EVENTS, CONTINUED

Capital Raising

Additionally, if, after the date of the Stockholders Agreement, any person acquires shares of Series A Preferred, Series D Preferred or Series D-1 Preferred, the Company shall use its reasonable best efforts to have such stockholder become a party to the Stockholders Agreement. Additionally, the Company is prohibited from issuing any shares of Series D Preferred or Series D-1 Preferred without the prior consent of the Series D Stockholders (other than as permitted by the Unit Purchase Agreement) and unless such purchaser becomes a party to the Stockholders Agreement.

Amended and Restated Registration Rights Agreement.

In connection with and as a condition to the transactions contemplated by the Unit Purchase Agreement and the Exchange Agreement, on February 2, 2011, the Company entered into an Amended and Restated Registration Rights Agreement with Oak, GFI, UBS, Bonds MX and Jones (the “Amended and Restated Registration Rights Agreement”). The Amended and Restated Registration Rights Agreement requires the Company to file a registration statement with Securities and Exchange Commission covering the resale of all of the shares of Common Stock issuable upon conversion of the shares of Series D Preferred and Series D-1 Preferred and the exercise of the Common Stock Warrants sold to Oak, GFI, UBS (with respect to Common Stock issuable upon conversion of shares of Series D-1 Preferred only), Bonds MX and Jones. The Company is required to file such registration statement not later than August 7, 2011. The Amended and Restated Registration Rights Agreement amended, restated and replaced the Registration Rights Agreement, dated as of October 19, 2010, by and among the Company, UBS Americas, Bonds MX and Jones.

The Amended and Restated Registration Rights Agreement also provides Oak, GFI, UBS, Bonds MX and Jones “piggy back” registration rights with respect to certain registration statements filed by the Company for its own sale of shares of Common Stock or resales of shares of Common Stock by other stockholders, and also contains other customary undertakings and restrictions with respect to the Company.

Acquisition of the Assets of Beacon Capital Strategies, Inc.

On February 2, 2011, the Company entered into an Asset Purchase Agreement (the “Asset Purchase Agreement”) by and among the Company, Bonds MBS, Inc., an indirect wholly-owned subsidiary of the Company (“Bonds MBS”), and Beacon Capital Strategies, Inc. (“Beacon”). Oak is a significant stockholder of Beacon. Pursuant to the Asset Purchase Agreement, among other things, on February 2, 2011, the Company (through Bonds MBS) purchased substantially all of Beacon’s assets. Beacon previously was engaged in the development and offering of an electronic trading platform for trades in fixed income securities (the “Beacon Business”). As consideration for the purchase of the Beacon assets pursuant to the Asset Purchase Agreement, the Company, among other things, (a)issued to beacon 10,000 shares of Series C Preferred, and (b) assumed certain limited liabilities of Beacon. Subject to the same Conversion Restriction as the shares of Series D Preferred and Series D-1 Preferred, the shares of Series C Preferred issued to Beacon are convertible into shares of the Company’s Common Stock and carry a preference (junior to the Series D Preferred and Series D-1 Preferred and on par with the liquidation preference of the Series A Preferred) upon any liquidation, dissolution of winding up of the Company (including certain changes of control which are deemed to be a liquidation). The number of shares of Common Stock for which the Series C Preferred may be converted is contingent, and will be determined based on the future performance of the Beacon Business (as described in more detail below), with the number of such shares ranging from zero shares to a maximum of 100,000,000 shares (subject to increase in the event the conversion price of the Series C Preferred is reduced pursuant to the antidilution provisions thereof). The amount of the liquidation preference of the Series C Preferred also is contingent, and will be determined based on the future performance of the Beacon Business (as described in more detail below), but in no event will such liquidation preference be less than $4,000,000.

BONDS.COM GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 19 - SUBSEQUENT EVENTS, CONTINUED

Acquisition of the Assets of Beacon Capital Strategies, Inc.

Additionally, the Asset Purchase Agreement contains representations and warranties and covenants of both Beacon in favor of the Company and the Company in favor of Beacon. The covenants set forth in the Asset Purchase Agreement include, without limitation, the following:

●
Beacon is prohibited, during the period beginning on the date of the Asset Purchase Agreement and ending on the fifth (5th) anniversary thereof, from directly or indirectly: (a) owning, managing, controlling, participating in, consulting with, rendering services for, or in any other manner engaging in any business that engages in the electronic trading of fixed income securities or otherwise competes with any business activities of the Company or its affiliates; (b) soliciting any person to whom Beacon either sold, provided or solicited to sell or provide any service or product, in each case, for the purpose of selling, providing or soliciting to sell or provide any service or product the same as that sold or provided by the Beacon Business; (c) diverting, recommending, referring or suggesting any customer or prospective customer of services or products provided or sold by the Beacon Business to any person other than the Company; (d) soliciting any Beacon employee hired by the Company to terminate such employment; or (e) knowingly or intentionally damaging or destroying the goodwill of the Company or the Beacon Business with vendors, suppliers, employees, patrons, customers, prospective customers and any others who may at any time have or have had business relations with the Company or the Beacon Business.

●
Beacon is required to indemnify, defend and hold the Company and its affiliates harmless from, against and in respect of any and all damages incurred by any the Company arising out of or as a result of: (a) any inaccuracy or misrepresentation in or breach of any representation or warranty made by Beacon in the Asset Purchase Agreement; (b) any breach of any covenant or agreement made by Beacon in the Asset Purchase Agreement; (iii) any liability of Beacon not assumed by the Company pursuant to the Asset Purchase Agreement; and (d) all fees and expenses incident to any of the foregoing or incurred in investigating or attempting to avoid the same or to oppose the imposition thereof, or in enforcing this indemnification. Beacon’s indemnification obligations are subject to significant limitations, including that the Company’s sole recourse with respect to such indemnification is to require Beacon to forfeit up to 2,000 shares of Series C Preferred with respect to most indemnification matters and up to an additional 1,000 shares of Series C Preferred (for a total of 3,000 shares of Series C Preferred) with respect to certain intellectual property-related indemnification matters. Additionally, the Company may not bring any claim for indemnification with respect to breaches of representations or warranties after February 2, 2013.

●
The Company is required to indemnify, defend and hold Beacon and its affiliates harmless from, against and in respect of any and all damages incurred by any of them arising out of or as a result of (a) any inaccuracy or misrepresentation in or breach of any representation or warranty made by the Company in the Asset Purchase Agreement; (b) any breach of any covenant or agreement made by either the Company in the Asset Purchase Agreement; and (c) all fees and expenses incident to any of the foregoing or incurred in investigating or attempting to avoid the same or to oppose the imposition thereof, or in enforcing this indemnification. The Company’s indemnification obligations are subject to certain limitations, including that Beacon may not bring any claim for indemnification with respect to breaches of representations or warranties after February 2, 2013.

In connection with the acquisition of the Beacon assets, the Company, Bonds MBS and Beacon entered into an Agreement With Respect to Conversion, dated as of February 2, 2011 (the “Determination Agreement”). The Determination Agreement, among other things, sets forth the provisions and procedures for determining the contingent number of shares of Common Stock issuable upon conversion of the Series C Preferred and the contingent liquidation preference of the shares of Series C Preferred. Such contingent number of shares and contingent liquidation preference will be determined based on the gross revenue of the Beacon Business during a trailing eighteen-month period measured from a date (the “Determination Date”) to occur during the 30-month period following the date of the Asset Purchase Agreement. The Determination Date shall be a date determined by Beacon by notice to the Company during such 30-month period; provided that the Determination Date may be triggered by certain events and will in no event be after the last day of such 30-month period. In the event gross revenues of the Beacon Business for such trailing 18-month period as of the Determination Date equal or exceed $3,333,333, then the shares of Series C Preferred shall be convertible into the maximum number of contingent conversion shares and shall carry the maximum liquidation preference. To the extent gross revenues of the Beacon Business for such trailing 18-month

BONDS.COM GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 19 - SUBSEQUENT EVENTS, CONTINUED

Acquisition of the Assets of Beacon Capital Strategies, Inc.

period as of the Determination Date are less than $3,333,333, then the number of conversion shares and the amount of the contingent liquidation preference will be reduced.

Additionally, pursuant to the Determination Agreement, the Company is required to use commercially reasonable efforts to support the operations of the Beacon Business and to maximize the gross revenue of the Beacon Business and the number of contingent conversion shares and the amount of the contingent liquidation preference. This support requirement includes the requirement to provide working capital to the Beacon Business until the Determination Date of up to $2,000,000, with such working capital expenditures to be consistent with a budget agreed to among the parties, which amount the Company is required to set aside and which may be applied consistent with such budget by the management of the Beacon Business (subject to the discretion of the Strategy Committee discussed below). The Company is also required to continue to fund the Beacon Business’ operations in excess of $2,000,000 if and when it is cash-flow positive. Any changes in the Company’s or its affiliates budgets that negatively impact the Company’s ability to fund the foregoing $2,000,000 commitment shall require the approval of a “Strategy Committee,” which shall be comprised of the Company’s Chief Executive Officer and a person designated by Oak.

The Determination Agreement further provides that if the Company materially breaches any of its support obligations, then the number of conversion shares and liquidation preference to which the shares of Series C Preferred are entitled shall be the maximum amounts thereof.

Edwin L. Knetzger, III, a member and Co-Chairman of the Company’s Board of Directors, is a significant equity owner in Bonds MX, which is a party to the Exchange Agreement, Stockholders Agreement and Amended and Restated Registration Rights Agreement.

Termination of a Material Definitive Agreement.

As discussed above, on February 2, 2010, the Company and certain parties entered into the Amended and Restated Registration Rights Agreement, which amended, restated and replaced the Registration Rights Agreement, dated October 19, 2010, by and among the Company, UBS, Bonds MX and Jones. As also noted above, on February 2, 2011, the Company entered into the Stockholders Agreement. Pursuant to the Stockholders Agreement, the Company’s Series B Stockholders’ Agreement, dated October 19, 2010, with UBS, Bonds MX and Jones was terminated.

Unregistered Sale of Equity Securities.

As discussed above, on February 2, 2011, the Company sold an aggregate of 87.5 Units pursuant to the Unit Purchase Agreement and the Exchange Agreement. The purchase price for 65 of such Units was $6,500,0000, and the consideration for 22.5 of such Units was the exchange of previously issued and outstanding securities which had been purchased from the Company for an aggregate purchase price of $2,250,000. Additionally, as also discussed above, on February 2, 2011, the Company sold an aggregate of 12.5 Series D-1 Units pursuant to the Exchange Agreement. The consideration for the 12.5 Series D-1 Units was the exchange of previously issued and outstanding securities which had been purchased from the Company for an aggregate purchase price of $1,250,000.

On February 2, 2011, the Company issued three warrants to third parties in exchange for services provided and to be provided to the Company. Those warrants consist of a (a) a warrant to purchase 6,500,000 shares of the Company’s Common Stock at a purchase price of $0.07 per share for a period of 5 years, which was issued to Edwin L. Knetzger, III, a member and Co-Chairman of the Company’s Board of Directors, for prior services rendered (in addition to his services as a director of the Company), (b) a warrant to purchase 6,500,000 shares of the Company’s Common Stock at a purchase price of $0.07 per share for a period of 5 years, which was issued to Tully Capital Partners, LLC for prior services rendered, and (c) a warrant to purchase 15,000,000 shares of the Company’s Common Stock at a purchase price of $0.10 per share for a period of 5 years, which was issued to Laidlaw & Co (UK), Inc.

Additionally, on February 2, 2011, the Company issued Common Stock options to three employees. Those Common Stock options consist of (a) two Common Stock options issued to George O’Krepkie to purchase 18,575,000 shares of the Company’s Common Stock at an exercise price of $0.07 per share and 18,575,000 shares of the Company’s Common Stock at an exercise price of $0.105 per share, each for a period of up to 7 years (subject to earlier termination) and on the terms of the form of Non-Qualified Stock Option Agreement

BONDS.COM GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 19 - SUBSEQUENT EVENTS, CONTINUED

Unregistered Sale of Equity Securities.

(b) two Common Stock options issued to an employee of the Company to purchase 5,000,000 shares of the Company’s Common Stock at an exercise price of $0.07 per share and 5,000,000 shares of the Company’s

Common Stock at an exercise price of $0.105 per share, each for a period of up to 7 years (subject to earlier termination) pursuant to the Company’s 2011 Equity Plan and on the other terms set forth in the Stock Option Agreement  and (c) two Common Stock Options issued to an employee of the Company to purchase 500,000 shares of the Company’s Common Stock at an exercise price of $0.07 per share and 500,000 shares of the Company’s Common Stock at an exercise price of $0.105 per share, each for a period of up to 7 years (subject to earlier termination) pursuant to the Company’s 2011 Equity Plan and on the other terms set forth in the Stock Option Agreement.

Appointment of Officers and Directors

On February 2, 2011, our Board of Directors appointed George O’Krepkie as the Company’s President and John Ryan as the Company’s Chief Administrative Officer. The Company entered into compensatory arrangements with both Mr. O’Krepkie and Mr. Ryan in connection with their appointment, which are summarized below.

Mr. O’Krepkie has been employed by the Company since December 2009, and prior to being appointed our President, was our Head of Sales. Prior to joining the Company, Mr. O’Krepkie was Director of Fixed Income for BTIG LLC, an institutional brokerage and fund services company that provides order execution, ECN services, outsource trading and brokerage services, from January 2009 to December 2009. From July 1999 until September 2008, Mr. O’Krepkie was employed with MarketAxess Holdings, Inc., which operates an electronic trading platform, most recently as its Head of Dealer Relationship Management.

Mr. Ryan has been employed by the Company in various capacities since approximately January 2010. Prior to joining the Company, Mr. Ryan was the Business Administration Director at Shortridge Academy Ltd., a co-educational therapeutic boarding school in New Hampshire, for approximately five years. Mr. Ryan continues to be a member of Shortridge Academy’s Board of Directors and its part-time CFO. From 2002 to 2003, Mr. Ryan was a Managing Director, CFO and CAO of Zurich Capital Markets, Inc. While at Zurich Capital Markets, Mr. Ryan served as a Director and Chair of the Audit Committee of Zurich Bank (Ireland).

On February 2, 2011, our Board of Directors appointed Patricia Kemp and Eugene Lockhart to our Board of Directors. Ms. Kemp and Mr. Lockhart were appointed to our Board of Directors pursuant to the Stockholders Agreement described above and as a condition to the consummation of the transactions contemplated by the Unit Purchase Agreement. In connection with their appointment to the Board of Directors, the Company entered into Indemnification Agreements with each of Ms. Kemp and Mr. Lockhart. The Indemnification Agreements expand upon and clarify certain procedural and other matters with respect to the rights to indemnification and advancement of expenses provided to directors of the Company pursuant to applicable Delaware law and the Company’s Bylaws.

Certain Compensatory Arrangements

On February 2, 2011, the Company adopted a 2011 Equity Plan. Pursuant to the 2011 Equity Plan, the Company may issue stock options and stock purchase rights for up to an aggregate of 72,850,000 shares of the Company’s Common Stock to officers, directors and consultants of the Company.

On February 2, 2011, the Company entered into Employment Agreements with Michael O. Sanderson, the Company’s Chief Executive Officer, George O’Krepkie, the Company’s newly-appointed President, Jeffrey M. Chertoff, the Company’s Chief Financial Officer, and John Ryan, the Company’s newly-appointed Chief Administrative Officer. The principal terms of those Employment Agreements are described below.

BONDS.COM GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 19 - SUBSEQUENT EVENTS, CONTINUED

Certain Compensatory Arrangements

Mr. Sanderson’s Employment Agreement provides that he shall be Chief Executive Officer of the Company, serving under the direction and supervision of the Company’s Board of Directors. The term of the Employment Agreement is indefinite. Pursuant to his Employment Agreement, for 2011, or until such later future year when the Company first achieves four consecutive quarters of positive EBITDA and a minimum EBITDA of $5,000,000, Mr. Sanderson will be eligible for an annual bonus opportunity up to 100% of his base salary at the discretion of the Company’s Compensation Committee based on its evaluation of his performance and taking into account the Company’s financial strength and cash flow position. Commencing for the year after the Company first achieves four consecutive quarters of positive EBITDA and a minimum EBITDA of $5,000,000 (and from that year forward), Mr. Sanderson will be eligible for a performance bonus equal to 5% of EBITDA. Any earned performance bonus will be paid during the following year within 30 days after the Company’s receipt of its audited financial statements for such year, but in any event no later than the end of such year.

Mr. Sanderson’s Employment Agreement provides him with the following severance benefits:

●
Upon a termination for death or disability, Mr. Sanderson shall be entitled to (a) payment of his base salary through the termination date, (b) payment of any performance bonus previously earned but unpaid (paid at the same time it would otherwise have been paid), and (c) reimbursement of any prior reimbursable business expenses in accordance with the Company’s standard policies;

●
Upon an involuntary termination without “cause,” or a voluntary termination with “good reason” (each as defined in the Employment Agreement), Mr. Sanderson shall be entitled to (a) payment of his base salary for a period of 18 months from and after the termination date, (b) payment of any performance bonus previously earned but unpaid (paid at the same time it would otherwise have been paid), (c) reimbursement of any prior reimbursable business expenses in accordance with the Company’s standard policies, and (d) reimbursement of his COBRA premiums for continued health insurance coverage for the him and his dependents through the end of the 18-month severance period; and

●
Upon an involuntary termination for “cause” or a voluntary termination without “good reason,” Mr. Sanderson shall be entitled to payment of his base salary through the termination date plus reimbursement of any prior reimbursable business expenses in accordance with the Company’s standard policies.

Mr. Sanderson’s Employment Agreement contains confidentiality and invention assignment provisions, a 12-month post-employment non-compete and customer and employee non-solicit covering North America and any other country in which the Company does business; provided, however, such non-competition and non-solicitation covenants do not limit or restrict Mr. Sanderson from (a) engaging in a business that is not primarily engaged in electronic fixed income trading or (b) soliciting clients, former clients or prospective clients for services that do not directly compete with the services provided by the Company.

Additionally, pursuant to his Employment Agreement, the Company has agreed to grant Mr. Sanderson two options to purchase shares of the Company’s Common Stock: (a) an option to purchase 18,575,000 shares of the Company’s Common Stock at a purchase price of $0.07 per share for year from the date of grant, and (b) an option to purchase 18,575,000 shares of the Company’s Common Stock at a purchase price of $0.105 per share for a period of 7 years, which shall vest quarterly over a period of two years after the option described above is fully vested; provided, however, that the Company shall not be required to grant such options until such time as the number of its authorized shares of Common Stock are increased from 300,000,000 shares to 1,000,000,000 shares. Such options will contain provisions with respect to the accelerated vesting and termination of the options upon the termination of Mr. Sanderson’s employment under various circumstances.

Mr. O’Krepkie’s Employment Agreement provides that he shall be President of the Company, serving under the direction and supervision of the Company’s CEO and, indirectly, its Board of Directors. The term of the Employment Agreement is indefinite. Mr. O’Krepkie’s base salary under the Employment Agreement is $240,000 per year, and he is eligible for an annual performance bonus based on a percentage of “Qualifying Company Revenue,” which the Employment Agreement defines as the Company’s revenue net of clearing charges recognized from the operations of all lines of business directly supervised by Mr. O’Krepkie, minus non-cash revenue items otherwise included in such revenue (determined in accordance with GAAP on a consolidated basis). Under the Employment Agreement,

BONDS.COM GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 19 - SUBSEQUENT EVENTS, CONTINUED

Certain Compensatory Arrangements

Mr. O’Krepkie’s performance bonus shall be (a) 10% of Qualifying Company Revenue up to $50,000,000 of Qualifying Company Revenue per year; (b) 7.5% of Qualifying Company Revenue from $50,000,001 to $100,000,000 of Company Qualifying Revenue per year; and (c) 5% of Company Qualifying Revenue greater than $100,000,000 per year.

Mr. O’Krepkie’s Employment Agreement provides him with the following severance benefits:

●
Upon a termination for death or disability, Mr. O’Krepkie shall be entitled to (a) payment of his base salary through the termination date, (b) payment of any performance bonus previously earned but unpaid (paid at the same time it would otherwise have been paid), (c) payment of a portion of the performance bonus for the quarter in which the termination occurs, calculated based solely on Qualifying Company Revenue recognized during the portion of the quarter prior to the termination date (paid at the same time it would otherwise have been paid), and (d) reimbursement of any prior reimbursable business expenses in accordance with the Company’s standard policies;

●
Upon an involuntary termination without “cause,” or a voluntary termination with “good reason” (each as defined in the Employment Agreement), Mr. O’Krepkie shall be entitled to (a) payment of his base salary for a period of 18 months from and after the termination date, (b) payment of a performance bonus on the same terms in place on the termination date through the end of the 18-month severance period (paid at the same time it would otherwise have been paid), (c) payment of any performance bonus previously earned but unpaid (paid at the same time it would otherwise have been paid), (d) reimbursement of any prior reimbursable business expenses in accordance with the Company’s standard policies, and (e) reimbursement of his COBRA premiums for continued health insurance coverage for him and his dependents through the end of the 18-month severance period; and

●
Upon an involuntary termination for “cause” or a voluntary termination without “good reason,” Mr. O’Krepkie shall be entitled to payment of his base salary through the termination date plus reimbursement of any prior reimbursable business expenses in accordance with the Company’s standard policies.

In the event the performance bonus amounts payable to Mr. O’Krepkie as severance cause the Company’s EBITDA on a rolling four-quarter basis after accrual of such amounts to be negative, payment of the portion of the performance bonus amounts that would cause such EBITDA to be negative will be extended until the first quarter when such four-quarter EBITDA would not be negative; provided, however, that any payments so delayed shall accrue interest at the prime rate compounded quarterly and the applicable interest payments shall be paid at the same time as the principal amount is paid. Once the Company’s EBITDA on a rolling four-quarter basis exceeds $5 million, this limitation will terminate.

Mr. O’Krepkie’s Employment Agreement contains confidentiality and invention assignment provisions, a 12-month post-employment non-compete and customer and employee non-solicit covering North America and any other country in which the Company does business; provided, however, such non-competition and non-solicitation covenants do not limit or restrict Mr. O’Krepkie from (a) engaging in a business that is not primarily engaged in electronic fixed income trading or (b) soliciting clients, former clients or prospective clients for services that do not directly compete with the services provided by the Company.

Additionally, pursuant to his Employment Agreement, on February 2, 2011, the Company granted to Mr. O’Krepkie two options to purchase shares of the Company’s Common Stock: (a) an option to purchase 18,575,000 shares of the Company’s Common Stock at a purchase price of $0.07 per share for a period of 7 years, all of which was vested at grant, and (b) an option to purchase 18,575,000 shares of the Company’s Common Stock at a purchase price of $0.105 per share for a period of 7 years, which shall vest quarterly over a period of three years. These options contain provisions with respect to the accelerated vesting and termination of the options upon the termination of Mr. O’Krepkie’s employment under various circumstances.

Mr. Chertoff’s Employment Agreement provides that he shall be Chief Financial Officer of the Company, serving under the direction and supervision of the Company’s Chief Executive Officer. The term of the Employment Agreement is indefinite. Pursuant to his

BONDS.COM GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 19 - SUBSEQUENT EVENTS, CONTINUED

Certain Compensatory Arrangements

Employment Agreement, for 2011, or until such later future year when the Company first achieves four consecutive quarters of positive EBITDA and a minimum EBITDA of $5,000,000, Mr. Chertoff will be eligible for an annual bonus opportunity up to 50% of his base salary at the discretion of the Company’s Compensation Committee based on its evaluation of his performance and taking into account the Company’s financial strength and cash flow position. Commencing for the year after the Company first achieves four consecutive quarters of positive EBITDA and a minimum EBITDA of $5,000,000 (and from that year forward), Mr. Chertoff will be eligible for a performance bonus equal to 1% of EBITDA. Any earned performance bonus will be paid during the following year within 30 days after the Company’s receipt of its audited financial statements for such year, but in any event no later than the end of such year.

Mr. Chertoff’s Employment Agreement provides him with the following severance benefits:

●
Upon a termination for death or disability, Mr. Chertoff shall be entitled to (a) payment of his base salary through the termination date, (b) payment of any performance bonus previously earned but unpaid (paid at the same time it would otherwise have been paid), and (c) reimbursement of any prior reimbursable business expenses in accordance with the Company’s standard policies;

●
Upon an involuntary termination without “cause,” or a voluntary termination with “good reason” (each as defined in the Employment Agreement), Mr. Chertoff shall be entitled to (a) payment of his base salary for a period of 12 months from and after the termination date, (b) payment of any performance bonus previously earned but unpaid (paid at the same time it would otherwise have been paid), (c) reimbursement of any prior reimbursable business expenses in accordance with the Company’s standard policies, and (d) reimbursement of his COBRA premiums for continued health insurance coverage for the him and his dependents through the end of the 12-month severance period; and

●
Upon an involuntary termination for “cause” or a voluntary termination without “good reason,” Mr. Chertoff shall be entitled to payment of his base salary through the termination date plus reimbursement of any prior reimbursable business expenses in accordance with the Company’s standard policies.

Mr. Chertoff’s Employment Agreement contains confidentiality and invention assignment provisions, a 12-month post-employment non-compete and customer and employee non-solicit covering North America and any other country in which the Company does business; provided, however, such non-competition and non-solicitation covenants do not limit or restrict Mr. Chertoff from (a) engaging in a business that is not primarily engaged in electronic fixed income trading or (b) soliciting clients, former clients or prospective clients for services that do not directly compete with the services provided by the Company.

Additionally, pursuant to his Employment Agreement, the Company has agreed to grant Mr. Chertoff two options to purchase shares of the Company’s Common Stock: (a) an option to purchase 4,000,000 shares of the Company’s Common Stock at a purchase price of $0.07 per share for a period of 7 years, half of which was vested at grant and the balance of which shall vest quarterly over a period of one year from the date of grant, and (b) an option to purchase 4,000,000 shares of the Company’s Common Stock at a purchase price of $0.105 per share for a period of 7 years, which shall vest quarterly over a period of two years after the option described above is fully vested; provided, however, that the Company shall not be required to grant such options until such time as the number of its authorized shares of Common Stock are increased from 300,000,000 shares to 1,000,000,000 shares. Such options will contain provisions with respect to the accelerated vesting and termination of the options upon the termination of Mr. Chertoff’s employment under various circumstances.

Mr. Ryan’s Employment Agreement provides that he shall be Chief Administrative Officer of the Company, serving under the direction and supervision of the Company’s Chief Executive Officer. The term of the Employment Agreement is indefinite. Pursuant to his Employment Agreement, for 2011, or until such later future year when the Company first achieves four consecutive quarters of positive EBITDA and a minimum EBITDA of $5,000,000, Mr. Ryan will be eligible for an annual bonus opportunity up to 50% of his base salary at the discretion of the Company’s Compensation Committee based on its evaluation of his performance and taking into account the

BONDS.COM GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 19 - SUBSEQUENT EVENTS, CONTINUED

Certain Compensatory Arrangements

Company’s financial strength and cash flow position. Commencing for the year after the Company first achieves four consecutive quarters of positive EBITDA and a minimum EBITDA of $5,000,000 (and from that year forward), Mr. Ryan will be eligible for a performance bonus equal to 1% of EBITDA. Any earned performance bonus will be paid during the following year within 30 days after the Company’s receipt of its audited financial statements for such year, but in any event no later than the end of such year.

Mr. Ryan’s Employment Agreement provides him with the following severance benefits:

●
Upon a termination for death or disability, Mr. Ryan shall be entitled to (a) payment of his base salary through the termination date, (b) payment of any performance bonus previously earned but unpaid (paid at the same time it would otherwise have been paid), and (c) reimbursement of any prior reimbursable business expenses in accordance with the Company’s standard policies;

●
Upon an involuntary termination without “cause,” or a voluntary termination with “good reason” (each as defined in the Employment Agreement), Mr. Ryan shall be entitled to (a) payment of his base salary for a period of 12 months from and after the termination date, (b) payment of any performance bonus previously earned but unpaid (paid at the same time it would otherwise have been paid), (c) reimbursement of any prior reimbursable business expenses in accordance with the Company’s standard policies, and (d) reimbursement of his COBRA premiums for continued health insurance coverage for the him and his dependents through the end of the 12-month severance period; and

●
Upon an involuntary termination for “cause” or a voluntary termination without “good reason,” Mr. Ryan shall be entitled to payment of his base salary through the termination date plus reimbursement of any prior reimbursable business expenses in accordance with the Company’s standard policies.

Mr. Ryan’s Employment Agreement contains confidentiality and invention assignment provisions, a 12-month post-employment non-compete and customer and employee non-solicit covering North America and any other country in which the Company does business; provided, however, such non-competition and non-solicitation covenants do not limit or restrict Mr. Ryan from (a) engaging in a business that is not primarily engaged in electronic fixed income trading or (b) soliciting clients, former clients or prospective clients for services that do not directly compete with the services provided by the Company.

Additionally, pursuant to his Employment Agreement, the Company has agreed to grant Mr. Ryan two options to purchase shares of the Company’s Common Stock: (a) an option to purchase 4,000,000 shares of the Company’s Common Stock at a purchase price of $0.07 per share for a period of 7 years, half of which was vested at grant and the balance of which shall vest quarterly over a period of one year from the date of grant, and (b) an option to purchase 4,000,000 shares of the Company’s Common Stock at a purchase price of $0.105 per share for a period of 7 years, which shall vest quarterly over a period of two years after the option described above is fully vested; provided, however, that the Company shall not be required to grant such options until such time as the number of its authorized shares of Common Stock are increased from 300,000,000 shares to 1,000,000,000 shares. Such options will contain provisions with respect to the accelerated vesting and termination of the options upon the termination of Mr. Ryan’s employment under various circumstances.

The foregoing descriptions of the Indemnification Agreements, 2011 Equity Plan, Employment Agreements and stock option agreements are summaries only and are qualified in their entirety by reference to the form of Indemnification Agreement, 2011 Equity Plan, Employment Agreements and stock option agreements, as applicable.

BONDS.COM GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 19 - SUBSEQUENT EVENTS, CONTINUED

Amendments to Articles of Incorporation

In connection with the transactions summarized above, on February 2, 2011, the Company amended its Certificate of Incorporation by filing (a) a Certificate of Designation of Series C Convertible Preferred Stock (the “Series C Certificate of Designation”) which authorized and created 10,000 shares of Series C Preferred, and (b) a Certificate of Designation of Series D Convertible Preferred Stock and Series D-1 Convertible Preferred Stock (the “Series D/D-1 Certificate of Designation”) which authorized and created 14,500 shares of Series D Preferred and 1,500 shares of Series D-1 Preferred.

The Shares of Series C Preferred have the following rights, privileges and preferences, among others, as more fully set forth in the Series C Certificate of Designation:

●
subject to the Conversion Restriction, the Series C Preferred are initially convertible (in full but not in part) at the option of the holders of a majority of the Series C Preferred into such number of shares Common Stock as equals the Conversion Value (as defined below) divided by the conversion price of $0.10 per share; provided that, for a period of 18 months following the date of the issuance of the Series C Preferred, if the Company issues shares of Common stock (or is deemed to issue shares of Common Stock) for a price per share less than $0.10, then the conversion price of the Series C Preferred will be reduced by a customary “weighted-average” antidilution formula (subject to certain exempted issuances);

●
subject to the Conversion Restriction, the Series C Preferred is mandatorily convertible into shares of our Common Stock if and when (a) our shares of Common Stock are listed on a national securities exchange and trade with a closing price of at least 200% of the option conversion price then in effect for a period of 180 consecutive trading days on average trading volume of not less than 250,000 shares per day over the subject 180-day trading period and (b) our Common Stock has an aggregate market value of at least $40,000,000 as of the last day of such 180-trading day period;

●
in the event of any liquidation, dissolution or winding up of the Company, either voluntary or involuntary, prior to the Determination Date, subject to the rights of holders shares of Series D Preferred and Series D-1 Preferred, the holders of Series C Preferred shall be entitled to a liquidation preference equal to the greater of (a) the sum of (1) $4,000,000 plus (2) the Conversion Value (as defined below); provided that such aggregate amount shall in no event be greater than $10,000,000, and (b) the sum of (1) $4,000,000 plus (2) the amount which such holders would have received in such liquidation, dissolution or winding up had all holders of Series C Preferred converted their shares of Series C Preferred into shares of Common Stock on the date immediately preceding such liquidation, dissolution or winding up and the Conversion Value (as defined below) was determined at such time (such aggregate amount, the “Pre-Determination Date Liquidation Preference”);

●
in the event of any liquidation, dissolution or winding up of the Company, either voluntary or involuntary, on or after the Determination Date, subject to the rights of holders of Series D Preferred and Series D-1 Preferred, the holders of Series C Preferred shall be entitled to a liquidation preference equal to the greater of (a) the sum of (1) $4,000,000 plus (2) the product of the aggregate number of Conversion Shares multiplied by $0.10, provided, however, that such aggregate amount shall in no event be greater than $10,000,000 and (b) the amount which such holders would have received in such liquidation, dissolution or winding up had all holders of Series C Preferred converted their shares of Series C Preferred into shares of Common Stock on the date immediately preceding such liquidation, dissolution or winding up and the Conversion Value (as defined below) was determined at such time (such aggregate amount, the “Post-Determination Date Liquidation Preference”);

●
upon certain changes of control, subject to the rights of holders of Series D Preferred and Series D-1 Preferred, the holders of Series C Preferred shall be entitled to a liquidation preference equal to: (a) in the event such change of control occurs prior to the Determination Date and prior to the date eight months after the date the Series C Preferred are first issued (“Series C Original Issue Date”), the greater of (1) the Pre-Determination Date Liquidation Preference and (2) $6,000,000; (b) in the event such change of control occurs prior to the Determination Date and on or after the date eight months after the Series C Original Issue Date but prior to the date twenty months after the Series C Original Issue Date, an amount equal to the greater of (1) the Pre-Determination Date Liquidation Preference and (2) $8,000,000; (c) in the event such change of control occurs prior to the Determination Date and on or after the date twenty months after the Series C Original Issue Date, an amount equal to the greater of (1) the Pre-Determination Date Liquidation Preference and (2) $10,000,000; and (d) in the event such change of control occurs prior to the Determination Date, an amount equal to the Post-Determination Date Liquidation Preference;

BONDS.COM GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 19 - SUBSEQUENT EVENTS, CONTINUED

Amendments to Articles of Incorporation

●
prior to the determination date, holders of Series C Preferred have the right to vote with holders of Common Stock on the basis of 1,250 votes per share of Series C Preferred and, after the Determination Date, holders of Series C Preferred have the right to vote with holders of Common Stock on an as-converted basis;

●
holders of Series C Preferred have the right to approve (by a vote of majority thereof) certain actions, including the creation or issuance of any class of preferred stock on par or senior to the Series C Preferred; and

●
holders of Series C Preferred, Series D Preferred and Series D-1 Preferred have the right to approve (by a vote of a majority thereof) certain corporate actions, including certain changes of control and the incurrence of indebtedness for borrowed money unless the Company would have, after giving effect to such incurrence, an EBITDA-to-interest ratio of at least 2:1.

The Series C Certificate of Designation defines the “Conversion Value” by reference to the Determination Agreement. Pursuant to the Determination Agreement, the “Conversion Value” means the dollar amount that is equal to the lesser of (a) $10,000,000, and (b) the trailing 18-month revenue of the Beacon Business as of the Determination Date.

The shares of Series D Preferred and Series D-1 Preferred have the following rights, privileges and preferences, among others, as more fully set forth in the Series D/D-1 Certificate of Designation:

●
the Series D Preferred and Series D-1 Preferred each have a stated value of $1,000 and, subject to the Conversion Restriction, are initially convertible at the option of the holder into shares Common Stock at a conversion price of $0.07 per share, for an initial conversion ratio of 14,286 shares of Common Stock for each share of Series D Preferred and Series D-1 Preferred; provided that, for a period of 18 months following the date of the Unit Purchase Agreement, if the Company issues shares of Common stock (or is deemed to issue shares of Common Stock) for a price per share less than $0.07, then the exercise price of the Common Stock Warrants will be reduced by a customary “weighted-average” antidilution formula (subject to certain exempted issuances);

●
subject to the Conversion Restriction, the Series D Preferred is mandatorily convertible into shares of our Common Stock if and when (a) our shares of Common Stock are listed on a national securities exchange and trade with a closing price of at least 200% of the option conversion price then in effect for a period of 180 consecutive trading days on average trading volume of not less than 250,000 shares per day over the subject 180-day trading period and (b) our Common Stock has an aggregate market value of at least $40,000,000 as of the last day of such 180-trading day period;

●	the Series D-1 Preferred is mandatorily convertible into shares of our Series A Preferred upon the same mandatory conversion event applicable to the Series D Preferred;

●
dividends of 8% per annum shall accrue on the Series D Preferred and Series D-1 Preferred but are be payable as, if and when declared by the Company’s Board of Directors, in connection with the conversion thereof (in which case payment shall be in-kind) or as part of the liquidation or change of control preference summarized below (this accruing dividend shall increase to 12% per annum if the Company fails to comply with its obligation with respect to the Authorized Share Increase);

●
holders of shares of Series D Preferred and Series D-1 Preferred shall be entitled to a preferential payment (prior to any payment to holders of Series C Preferred, Series A Preferred or Common Stock) upon a liquidation or change of control equal, which payment shall be equal to the greater of (a) $1,200 per share plus all accrued but unpaid dividends, and (b) the amount that would have been received by the holder had they optionally converted their shares of Series D Preferred or Series D-1 Preferred into Common Stock prior to the liquidation or change of control;

●	holders of Series D Preferred have the right to vote with holders of Common Stock on an as-converted basis (regardless of the Conversion Restriction);

BONDS.COM GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 19 - SUBSEQUENT EVENTS, CONTINUED

Amendments to Articles of Incorporation

●
holders of Series D Preferred and Series D-1 Preferred have the right to approve (by a vote of at least 93% of the Series D Preferred and Series D-1 Preferred voting together as a single class) certain actions, including the creation or issuance of any class of preferred stock on par or senior to the Series D Preferred or Series D-1 Preferred; and

●
holders of Series C Preferred, Series D Preferred and Series D-1 Preferred have the right to approve (by a majority of the Series C Preferred, Series D Preferred and Series D-1 Preferred voting together as a single class) certain corporate actions, including certain changes of control and the incurrence of indebtedness for borrowed money unless the Company would have, after giving effect to such incurrence, an EBITDA-to-interest ratio of at least 2:1.

The foregoing description of the rights, privileges and preferences of the Series C Preferred, Series D Preferred and Series D-1 Preferred are summaries only and are qualified in their entirety by reference to the Series C Certificate of Designation and Series D/D-1 Certificate of Designation.