Form 10-Q
period 2011-03-31
Bonds.com Group, Inc.
filed 2011-05-20
CIK 1179090

U.S. SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2011

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

APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 104,354,190 shares of common stock, par value $.0001 per share, outstanding as of May 20 , 2011.

1

BONDS.COM GROUP, INC.

- INDEX -

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

Statements made in this Form 10-Q (the “Quarterly Report”) that are not historical or current facts are “forward-looking statements” made pursuant to the safe harbor provisions of Section 27A of the Securities Act of 1933, as amended (the “Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). These statements often can be identified by the use of terms such as “may”, “will”, “expect”, “believe”, “anticipate”, “estimate”, “approximate”, “plan”, “could”, “should” or “continue”, or the negative thereof. Bonds.com Group, Inc. (the “Company”) intends that such forward-looking statements be subject to the safe harbors for such statements. The Company wishes to caution readers not to place undue reliance on any such forward-looking statements, which speak only as of the date made. Any forward-looking statements represent management’s expectations as to what may occur in the future. However, forward-looking statements are subject to risks, uncertainties and important factors beyond the control of the Company that could cause actual results and events to differ materially from historical results of operations and events and those expressed or implied by the forward-looking statements. These factors include our limited operating experience, risks related to our technology, regulatory risks, adverse economic conditions, entry of new and stronger competitors, our inadequate liquidity and capital resources, unexpected costs and other risks and uncertainties disclosed in this report and our most recent Annual Report on Form 10-K filed with the Securities and Exchange Commission.

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

 PART I – FINANCIAL INFORMATION

Item 1.  Financial Statements.

Bonds.com Group, Inc.
Condensed Consolidated Balance Sheet

	March 31,2011	December 31, 2010
	(unaudited)

Assets

Currents assets
Cash and cash equivalents	$107,308	$548,030
Investment securities	2,527	2,527
Deposits with clearing organizations	3,892,647	373,128
Deferred tax asset	2,306	2,306
Prepaid expenses and other assets	105,696	89,700
Total current assets	4,110,484	1,015,691

Property and equipment, net	73,234	83,167
Intangible assets, net	1,872,956	939,759
Goodwill	99,000	-
Other assets	66,983	66,983
Deferred tax asset	44,750	172,614
Total assets	$6,267,407	$2,278,214

Liabilities and Stockholders' Deficit

Current liabilities
Accounts payable and accrued expenses	$4,137,093	$4,867,861
Notes payable, other	-	82,000
Convertible notes payable, other, net of debt discounts	24,874	24,243
Preferred stock dividend payable	129,315	-
Liability under derivative financial instruments	3,248,490	464,844
Total current liabilities	7,539,772	5,438,948

Long-term liabilities
Notes payable, related parties	100,000	300,000
Convertible notes payable, other, net of debt discount	1,230,105	1,227,486
Convertible notes payable, related parties	2,390,636	2,390,636
Deferred rent	37,605	41,506
Total liabilities	11,298,118	9,398,576

Commitments and contingencies

Stockholders' Deficit
Preferred stock Series A $.0001 par value; 1,000,000 authorized;
85,835 and 46,939 issued and outstanding, respectively	8	5
Convertible preferred stock Series B $.0001 par value; 20,000 authorized, 0 and 20,000 issued and outstanding, respectively	-	2
Convertible preferred stock Series B-1 $.0001 par value; 6,000 authorized, 0 and 6,000 issued and outstanding, respectively	-	1
Convertible preferred stock Series C $.0001 par value; 10,000 authorized, 10,000 and 0 issued and outstanding, respectively	1	-
Convertible preferred stock Series D $.0001 par value; 14,500 authorized, 9,150 and 0 issued and outstanding, respectively	1	-
Convertible preferred stock Series D-1 $.0001 par value; 1,500 authorized, 1,250 and 0 issued and outstanding, respectively	-	-
Common stock $0.0001 par value; 300,000,000 authorized;
104,354,190 and 103,694,139 issued and outstanding, respectively	10,435	10,369
Additional paid-in capital	36,505,656	21,464,512
Accumulated deficit	(41,546,812)	(28,595,251)

Stockholders' Deficit	(5,030,711)	(7,120,362)

Total liabilities and stockholders' deficit	$6,267,407	$2,278,214

The accompanying notes are an integral part of these condensed consolidated financial statements.

Bonds.com Group, Inc.
Condensed Consolidated Statements of Operations

	Three Months Ended

	March 31, 2011	March 31, 2010
	(unaudited)	(unaudited)

Revenue	$820,746	$634,151

Cost of sales	153,273	79,327

Gross Margin	667,473	554,824

Operating expenses
Payroll and related costs	1,132,752	1,319,802
Share based compensation	2,231,887	181,753
Technology and communications	651,354	679,855
Rent and occupancy	132,511	141,588
Professional fees	2,078,951	412,016
Marketing and advertising	25,000	115,237
Other operating expenses	183,125	118,930
Depreciation	11,976	23,698
Amortization	39,448	42,722
Total operating expenses	6,487,004	3,035,601

Loss from operations	(5,819,531)	(2,480,777)

Other income (expense)
Interest expense	(107,449)	(368,938)
Realized loss on settled derivatives - Exchange Offer	(1,395,400)	-
Unrealized gain (loss) on derivative financial
instruments and investment securities	1,671,731	(2,351,446)
Other expense, net	(38,378)	(1,377,414)

Total other income (expense)	130,504	(4,097,798)

Loss before income tax	(5,689,027)	(6,578,575)

Income tax expense	(127,864)	-

Net loss	(5,816,891)	(6,578,575)

Preferred stock dividends	(7,134,670)	-

Net loss applicable to common stockholders	(12,951,561)	(6,578,575)

Net loss earnings per common share - basic and diluted	$(.12)	$(.09)

Weighted average shares outstanding - basic and diluted	104,354,190	75,483,700

 The accompanying notes are an integral part of these condensed consolidated financial statements.

Bonds.com Group, Inc.
Condensed Consolidated Statement of Changes in Stockholders’ Equity

					Additional		Total
	Preferred Stock		Common Stock		Paid-In	Accumulated	Stockholders'
	Shares	Amount	Shares	Amount	Capital	(Deficit)	Equity (Deficit)

Balances at January 1, 2010	-	$-	74,727,257	$7,472	$12,453,689	$(16,080,505)	$(3,619,344)

Issuance of preferred series "A" shares from purchase agreement, net of issuance costs	46,939	5	-	-	1,541,995	-	1,542,000

Issuance of common stock from purchase agreement, net of issuance costs	-	-	1,840,230	184	655,316	-	655,500

Issuance of common stock for consulting services	-	-	25,667	3	9,622	-	9,625

Recognition of option grant relating to litigation settlement	-	-	-	-	174,093	-	174,093

Recognition of compensation expense on date of grant relating to stock options	-	-	-	-	888,700	-	888,700

Amortization of deferred compensation	-	-	-	-	245,792	-	245,792

Fair value of common stock warrants issued in conjunction with purchase agreement, net of applicable deferred taxes	-	-	-	-	(1,222,846)	-	(1,222,846)

Fair value of common stock warrants issued in conjunction with financing agreement	-	-	-	-	41,547	-	41,547

Fair value of common stock warrants issued in conjunction with 2010 May financing, net of applicable deferred taxes	-	-	-	-	(36,029)	-	(36,029)

Fair value of common stock warrants issued in conjunction with 2010 October Exchange Offer			27,100,985	2,710	1,894,359		1,897,069

Issuance of convertible preferred series B shares from purchase agreement, net of issuance costs	20,000	2.0	-	-	1,217,974	-	1,217,976

Issuance of convertible preferred series B-1 shares from purchase agreement, net of issuance costs	6,000	1	-	-	2,192,357	-	2,192,358

Recognition of severed executives share based compensation					1,407,943		1,407,943

Net( loss)	-	-	-	-	-	(12,514,746)	(12,514,746)

Balances at December 31, 2010	72,939	$8	103,694,139	$10,369	$21,464,512	$(28,595,251)	$(7,120,362)

Issuance of series C convertible preferred stock for the acquisition of Beacon's assets	10,000	1	-	-	1,071,999	-	1,072,000
Issuance of convertible preferred series D shares of Unit sale, net issuance cost	6,900	1	-	-	6,628,037	-	6,628,038
Benefical conversion feature related to the Unit sale of the convertible preferred series D	-		-	-	3,942,858	-	3,942,858
Fair value of common stock warrants issued in conjunction with February and March 2011 Unit sale	-	-	-	-	(2,485,375)	-	(2,485,375)
Preferred stock dividend as a result of the February 2011 Exchange Offer for convertible preferred series B shares for series D and convertible preferred series B-1 for series D-1	(22,500)	(3)	-	-	1,062,503	-	1,062,500
Beneficial conversion feature related to the February 2011 Exchange Offer for convertible preferred series B shares for series D and convertible preferred series B-1 for series D-1	-	-	-	-	1,999,998	-	1,999,998
Fair value of common stock warrants issued in conjunction with February 2011 Exchange Offer	-	-	-	-	(574,601)	-	(574,601)
Amortization of deferred compensation	-	-	-	-	609,240	-	609,240
Equity compensation expense	-	-	-	-	1,622,647	-	1,622,647
Fair value modification of equity options	-	-	-	-	100,000	-	100,000
Common stock associated with the exchange offer	-	-	660,051	66	46,138	-	46,204
Series A preferred stock associated with the exchange offer	38,896	3	-	-	-	-	3
Issuance of common stock warrants for consulting services	-	-	-	-	1,017,700	-	1,017,700
Net loss	-	-	-	-	-	(12,951,561)	(12,951,561)

Balances at March 31, 2011 (unaudited)	106,235	$10	104,354,190	$10,435	$36,505,656	$(41,546,812)	$(5,030,711)

The accompanying notes are an integral part of these condensed consolidated financial statements.

Bonds.com Group, Inc.
Condensed Consolidated Statement of Cash Flows

	For the Three Months Ended
	2011	2010
	(unaudited)	(unaudited)

Cash Flows From Operating Activities
Net loss	$(12,951,561)	$(6,578,575)
Adjustments to reconcile net loss to net cash used in
operating activities:
Deferred income taxes	127,864	-
Depreciation	11,976	23,698
Amortization	39,448	42,722
Share-based compensation	2,331,887	1,559,176
Other Share-based compensation	-	183,718
Preferred stock dividends	7,134,672	-
Realized loss on settled derivatives - Exchange Offer	1,395,400	-
Unrealized (gain) loss on derivative financial instruments	(1,671,731)	2,351,446
Amortization of debt discount	3,252	147,671
Exchange Offer Financing	46,206	-
Consulting services	1,017,701	-

Changes in operating assets and liabilities:
Deposit with clearing organization	(3,519,519)	60,994
Prepaid expenses and other assets	(15,996)	(37,609)
Accounts payable and accrued expenses	(730,414)	(458,015)
Deferred rent	(3,902)	(686)

Net cash used in operating activities	(6,784,716)	(2,705,460)

Cash Flows From Investing Activities
Purchases of property and equipment	(2,043)	(7,601)
Purchase of investment securities	-	6,988

Net cash used in investing activities	(2,043)	(613)

Cash Flows From Financing Activities
Proceeds received from issuance of common stock	-	655,500
Proceeds received from issuance of preferred stock	6,628,037	1,542,000
Proceeds from notes payable	-	20,000
Repayments of notes payable, other	(82,000)	-
Repayments of notes payable, related parties	(200,000)	-
Principal payments on obligations under capital leases	-	(1,006,953)

Net cash provided by financing activities	6,346,037	1,210,547

Net decrease in cash	(440,722)	(1,495,526)

Cash and cash equivalents, beginning of period	548,030	2,672,230

Cash and cash equivalents, end of period	$107,308	$1,176,704

Supplemental Disclosure of Cash Flow Information
Cash paid for interest	$48,706	$264,263
Debt discount on convertible notes payable	$3,252	$140,288
Debt discount on warrants issued with notes payable	$-	$7,383
Warrants issued in connection with services rendered	$1,017,701	$-
Common stock and options issued in connection with services rendered and a litigation settlement	$-	$183,718
Cancellation of unvested share-based compensation awards	$-	$22,533
Exchange Offer Financing	$46,206	$-
Preferred stock dividends isssued at Exchange Offer	$7,134,672	$-
Warrants issued at Exchange Offer	$3,059,977	$-
Assets acquisition	$973,000	$-
Goodwill	$99,000	$-
Modification of equity options	$100,000	$-

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

These results have been determined on the basis of Generally Accepted Accounting Principles (“GAAP”) and practices applied consistently with those used in the preparation of the Company’s consolidated financial statements for the year ended December 31, 2010.  Operating results for the three months ended March 31, 2011 are not necessarily indicative of the results that may be expected for the year ending December 31, 2011.

The Company recommends that the accompanying condensed consolidated financial statements for the interim period be read in conjunction with the Company’s consolidated financial statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2010 as filed on May 2, 2011.

Description of Business

Bonds.com Holdings, Inc. was incorporated in the State of Delaware on October 18, 2005 under the name Bonds Financial, Inc. On June 14, 2007, an amendment was filed thereby changing the name from Bonds Financial, Inc. to Bonds.com Holdings, Inc. On October 4, 2007, Bonds.com Holdings, Inc. acquired Pedestal Capital Markets, Inc. (“Pedestal”), an existing FINRA registered broker dealer entity and was subsequently renamed Bonds.com, Inc. Bonds.com, Inc., offers corporate bonds, agency bonds, emerging market fixed income securities, mortgage and asset backed securities and U.S. Treasuries to potential customers via Bonds.com Holdings, Inc.’s software and website, www.bonds.com. After final testing of its software and fully staffing its back office operations, Bonds.com Holdings, Inc. commenced initial operations during December 2007.

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

On February 2, 2011, the Company, through Bonds MBS, Inc., (“Bonds MBS”) an indirect wholly-owned subsidiary of the Company, entered into an asset purchase Agreement with Beacon Capital Strategies, Inc., a broker-dealer (“Beacon”), acquiring Beacon’s electronic platform. The Beacon electronic platform integrates full function trading capability for all classes of asset-backed securities (“ABS”), mortgage-backed securities (“MBS”), and commercial mortgage-backed securities (“CMBS”).

We are registered as an ATS (Alternative Trading System) with the United States Securities and Exchange Commission (“SEC”) and Financial Industry Regulatory Authority (“FINRA”).

2.             Summary of Significant Accounting Policies

Principles of Consolidation

The accompanying condensed consolidated financial statements include the accounts of Bonds.com Group, Inc., Bonds.com Holdings, Inc., Bonds.com, Inc., and Bonds.com, LLC. These entities are collectively referred to as the “Company”.

Reclassification

Certain reclassifications have been made to the accompanying consolidated financial statements as of December 31, 2010. These reclassifications had no impact on the Company’s financial position or results of operations.

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

Fair Value Financial Instruments

The Company defines fair value as “the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the valuation techniques used in fair value calculations. The three levels of inputs are defined as Level 1 (unadjusted quoted prices for identical assets or liabilities in active markets), Level 2 (inputs that are observable in the marketplace other than those inputs classified in Level 1) and Level 3 (inputs that are unobservable in the marketplace). The Company’s financial assets and liabilities measured at fair value on a recurring basis consist of investment securities and derivative financial instruments. See Note 4 – Fair Value of Financial Instruments - for further details.

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

Category	Lives
Software	3 years
Capitalized website development costs	3 years
Technology	5 years
Customer relations	10 years
Trade name	10 years

Impairment of Long-Lived Assets

The Company reviews its long-lived assets for impairment whenever events or changes indicate that the carrying amount of an asset or group of assets may not be recoverable. For purposes of evaluating the recoverability of long-lived assets, the recoverability test is performed using undiscounted net cash flows related to the long-lived assets.  There were no impairment losses recorded during the three months ended March 31, 2011.

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

Marketing and Advertising Costs

Marketing and advertising costs are expensed as incurred. Marketing and advertising expenses for the three months ended March 31, 2011 and 2010, were $25,000 and $115,237, respectively.

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

Recently Issued Accounting Standards

In January 2010, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Codification (“ASU”) No. 2010-06, Improving Disclosures about Fair Value Measurements (“ASU 2010-06”). ASU 2010-06 amends the Fair Value Measurements and Disclosures Topic to require additional disclosures regarding fair value measurements. The amended guidance requires entities to disclose additional information regarding assets and liabilities that are transferred between levels of the fair value hierarchy. Entities are also required to disclose information in the Level 3 rollforward about purchases, sales, issuances and settlements on a gross basis. In addition to these new disclosure requirements, ASU 2010-06 clarifies existing guidance pertaining to the level of disaggregation at which fair value disclosures should be made and the requirements to disclose information about the valuation techniques and inputs used in estimating Level 2 and Level 3 fair value measurements. The guidance in ASU 2010-06 is effective for interim and annual reporting periods beginning after December 15, 2009, except for the requirement to separately disclose purchases, sales, issuances and settlements in the Level 3 rollforward, which becomes effective for fiscal years (and for interim periods within those fiscal years) beginning after December 15, 2010. The Company’s adoption of ASU 2010-06, effective January 1, 2010, did not have a material impact on its consolidated financial position, results of operations or cash flows during the three months ended March 31, 2011.

In December 2010, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2010-29, “Business Combinations (Topic 805), Disclosure of Supplementary Pro Forma Information for Business Combinations”. The objective of this ASU is to address diversity in practice about the presentation of pro forma revenue and earnings disclosure requirements for business combinations, and specifies that a public entity that presents comparative financial statements should disclose revenue and earnings of the combined entity as though the business combination(s) that occurred during the current year had occurred as of the beginning of the comparable prior annual reporting period only. This ASU is effective prospectively for business combinations on or after January 1, 2011. We adopted this standard in the first quarter of 2011.  See note 8.

In December, 2010, the FASB issued ASU 2010-28, “Intangibles—Goodwill and Other (Topic 350) When to Perform Step 2 of the Goodwill Impairment Test for Reporting Units with Zero or Negative Carrying Amounts”. The objective of this ASU is to address diversity in practice in the application of goodwill impairment testing by entities with reporting units with zero or negative carrying amounts, eliminating an entity’s ability to assert that a reporting unit is not required to perform Step 2 because the carrying amount of the reporting unit is zero or negative despite the existence of qualitative factors that indicate the goodwill is more likely than not impaired. This ASU is effective for interim periods after January 1, 2011. The adoption of this ASU may require the Company to report goodwill impairment charges sooner than under prior practice.

3.             Going Concern

Since its inception, the Company has generated limited revenues and has incurred a cumulative net loss of $41,546,812.  As of March 31, 2011, the Company has a working capital deficit of $3,429,288, including approximately $25,000 of outstanding convertible notes payable within the next twelve months.  Management commenced operations in December of 2007 and utilized capital raised throughout the years ended December 31, 2009, 2008 and 2007.  Operations during the year ended December 31, 2010 and the three months ended March 31, 2011 have also been funded using proceeds received from the issuance of convertible notes to related and unrelated parties, secured promissory notes to related and unrelated parties and the issuance of common and preferred stock as sources of funds.  If the Company does not obtain additional capital in the near term, its ability to continue to implement its business plan may be limited.  These conditions raise substantial doubt about the Company’s ability to continue as a going concern.

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

Recurring Fair Value Measurement Valuation Techniques

The fair value for certain financial instruments is derived using pricing models and other valuation techniques that involve significant management judgment. The price transparency of financial instruments is a key determinant of the degree of judgment involved in determining the fair value of the Company’s financial instruments. Financial instruments for which actively quoted prices or pricing parameters are available will generally have a higher degree of price transparency than financial instruments that are thinly traded or not quoted. In accordance with FASB ASC 820, the criteria used to determine whether the market for a financial instrument is active or inactive is based on the particular asset or liability. The Company considered the market for other types of financial instruments, including certain derivative financial instruments, to be inactive as of March 31, 2011. As a result, the valuation of these financial instruments included significant management judgment in determining the relevance and reliability of market information available. The Company considered the inactivity of the market to be evidenced by several factors, including limited trading of the Company’s stock since its inception in December of 2007.

Investment Securities

As of March 31, 2011 investment securities included corporate bonds.  These securities were valued utilizing recent market transactions for identical or similar instruments to corroborate pricing service fair value measurements and are generally categorized in Level 2 of the fair value hierarchy.

Derivative Financial Instruments

The Company’s derivative financial instruments consist of conversion options embedded in convertible promissory notes and warrants issued in connection with the sale of common stock and preferred shares that contain “down round” protection to the holders.  These derivatives are valued with pricing models commonly used by the financial services industry using inputs generally observable in the financial services industry. The Company considers these models to involve significant judgment on the part of management, including the inputs utilized in its pricing models.  The majority of the Company’s derivative financial instruments are categorized in Level 3 of the fair value hierarchy. The Company estimates the fair value of derivatives utilizing the Black-Scholes option pricing model, as the derivatives held by the Company are comprised of options to convert outstanding promissory notes payable into shares of the Company’s stock, at the note holder’s option and warrants that contain “down round” protection features.  This model is dependent upon several variables such as the expected option term, expected risk-free interest rate over the expected option term, the expected dividend yield rate over the expected option term and the expected volatility of the Company’s stock price over the expected term. The expected term represents the period of time that the options granted are expected to be outstanding. The risk-free rates are based on U.S. Treasury securities with similar maturities as the expected terms of the options at the date of issuance.  Expected dividend yield is based on historical trends. For the year ended December 31, 2008, the Company estimated the volatility of its common stock utilizing its daily average closing price since December 21, 2007, when it began actively trading under the symbol Bonds.com Group, Inc. Commencing with the quarter ended March 31, 2009, the Company changed its methodology to estimate volatility of its common stock based on an average of published volatilities contained in the most recent audited financial statements of other publicly reporting companies in the similar industry to that of the Company. The Company determined that the historical prices of its publicly trade common stock no longer was the best proxy to estimate the Company’s volatility. Commencing with the quarter ended March 31, 2011, the Company changed it’s methodology for measuring the market price of its stock which was based on it’s in the over-the-counter market trading price. The Company determined that the historical prices of its publicly traded common stock were no longer sufficient as a single measurement to determine the readily determinable fair value of the Company’s stock. The over the counter market has not been active and private sales of the Companys shares sold are significantly higher and needed to be included in the measurment to determine the market price. The relevant observable inputs were the prices and volume of trading activity for both the over-the-counter market and private sales using a Volume-Weighted Average Price (‘VWAP’) method over a twelve month period time based on management’s judgment.

Level 3 Assets and Liabilities

Level 3 liabilities include instruments whose value is determined using pricing models and for which the determination of fair value requires significant management judgment or estimation.

Fair values of assets measured on a recurring basis at March 31, 2011 and December 31, 2010 are as follows:

		Quoted Prices
		in Active
		Markets for	Significant
		Identical	Other
		Assets /	Observable	Significant
		Liabilities	Inputs	Unobservable
	Fair Value	(Level 1)	(Level 2)	Inputs (Level 3)
March 31, 2011
Assets
Investment securities	$2,527	$—	$2,527	$—
Total assets measured at fair value on a recurring basis	$2,527	$—	$2,527	$—

Liabilities
Derivative financial instruments	$3,248,490	$—		$3,248,490
Total liabilities measured at fair value on a recurring basis	$3,248,490	$—	$—	$3,248,490

December 31, 2010
Assets
Investment securities	$2,527	$—	$2,527	$—
Total assets measured at fair value on a recurring basis	$2,527	$—	$2,527	$—

Liabilities
Derivative financial instruments	$464,844	$—		$464,844
Total liabilities measured at fair value on a recurring basis	$464,844	$—	$—	$464,844

Both observable and unobservable inputs may be used to determine the fair value of positions that the Company has classified within the Level 3 category. As a result, the unrealized gains for liabilities within the Level 3 category presented in the tables below may include changes in fair value that were attributable to both observable and unobservable inputs. The following table presents additional information about Level 3 assets and liabilities measured at fair value on a recurring basis for the three months ended March 31, 2011:

	Fair Value of
	Derivative
	Financial
	Instruments

January 1, 2011	$464,844
Included in Earnings	(276,331	)(1)
Included in Other Comprehensive Income	—
Total	188,513
Purchases, Sales, Other Settlements and Issuances, Net	3,059,977
Net Transfers In and/or (Out) of Level 3	—
March 31, 2011	$3,248,490

(1)  The fair value of derivative financial instruments included an approximately $647,000 resulting from the change in the Company's methodology for measuring the market price of its stock from the over-the-counter trading price to the Company's twelve-month volume-weighted average price.

The majority of total unrealized loss were related to Level 3 instruments held during 2011.

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

6.            Property and Equipment

Property and equipment consisted of the following at March 31, 2011 and December 31, 2010:

	March 31,	December 31,
	2011	2010
Leased property under capital leases	$209,757	$209,757
Computer equipment	218,519	216,476
Furniture and fixtures	46,904	46,904
Office equipment	111,177	111,177
Leasehold improvements	10,372	10,372
Total property and equipment	596,729	594,686
Less: accumulated depreciation and amortization	(523,495)	(511,519)
Property and equipment, net	$73,234	$83,167

Depreciation expenses for the three months ended March 31, 2011 and 2010 were $11,976 and $23,698, respectively.

7.             Intangible Assets

Intangible assets consisted of the following at March 31, 2011 and December 31, 2010:

	March 31,	December 31,
	2011	2010
Non-amortizing intangible assets
Domain name (www.bonds.com)	$850,000	$850,000
Broker dealer license	50,000	50,000
	900,000	900,000
Amortizing intangible assets
Technology	641,000	—
Software	431,996	431,996
Customer Relationships	322,000	—
Capitalized website development costs	196,610	196,965
Trade Name / Trademarks	10,000	—
Other	6,529	6,529
Total intangible assets	2,508,135	1,535,490
Less: accumulated amortization	(635,179)	(595,731)
Intangible assets, net	$1,872,956	$939,759

Amortization expenses for the three months ended March 31, 2011 and 2010 were $39,448 and $42,722, respectively.

The following is a schedule of estimated future amortization expense of intangible assets as of March 31, 2011:

Year Ending December 31,
2011	$140,923
2012	177,533
2013	170,055
2014	161,400
2015 and after	311,161
$961,073

8.           Business Acquisition

On February 2, 2011, the Company entered into an Asset Purchase Agreement (the “Asset Purchase Agreement”) by and among the Company, Bonds MBS, Inc., an indirect wholly-owned subsidiary of the Company (“Bonds MBS”), and Beacon Capital Strategies, Inc. (“Beacon”). Oak Investment Partners XII, LP, a significant stockholder of the Company, was a significant stockholder of Beacon. Pursuant to the Asset Purchase Agreement, among other things, on February 2, 2011, the Company (through Bonds MBS) purchased substantially all of Beacon’s assets. Beacon previously was engaged in the development and offering of an electronic trading platform for trades in fixed income securities (the “Beacon Business”).  As consideration for the purchase of the Beacon assets pursuant to the Asset Purchase Agreement, the Company, among other things, (a) issued to Beacon 10,000 shares of Series C Convertible Preferred Stock, and (b) assumed certain limited liabilities of Beacon. Subject to the same Conversion Restriction as the shares of Series D Convertible Preferred Stock and Series D-1 Convertible Preferred Stock, the shares of Series C Convertible Preferred Stock issued to Beacon are convertible into shares of the Company’s Common Stock and carry a preference (junior to our Series D Convertible Preferred Stock and Series D-1 Convertible Preferred Stock and on par with the liquidation preference of our Series A Participating Preferred) upon any liquidation, dissolution of winding up of the Company (including certain changes of control which are deemed to be a liquidation). The number of shares of Common Stock for which the Series C Convertible Preferred Stock may be converted is contingent, and will be determined based on the future performance of the Beacon business (as described in more detail below), with the number of such shares ranging from zero shares to a maximum of 100,000,000 shares (subject to increase in the event the conversion price of the Series C Convertible Preferred Stock is reduced pursuant to the anti-dilution provisions thereof). The amount of the liquidation preference of the Series C Convertible Preferred Stock also is contingent, and will be determined based on the future performance of the Beacon Business (as described in more detail below), but in no event will such liquidation preference be less than $4,000,000.

In connection with the acquisition of the Beacon assets, the Company, Bonds MBS and Beacon entered into an Agreement with Respect to Conversion, dated as of February 2, 2011 (the “Determination Agreement”). The Determination Agreement, among other things, sets forth the provisions and procedures for determining the contingent number of shares of Common Stock issuable upon conversion of the Series C Convertible Preferred Stock and the contingent liquidation preference of the shares of Series C Convertible Preferred Stock. Such contingent number of shares and contingent liquidation preference will be determined based on the gross revenue of the Beacon business during a trailing eighteen-month period measured from a date (the “Determination Date”) to occur during the 30-month period following the date of the Asset Purchase Agreement. The Determination Date shall be a date determined by Beacon by notice to the Company during such 30-month period; provided that the Determination Date may be triggered by certain events and will in no event be after the last day of such 30-month period. In the event gross revenues of the Beacon business for such trailing 18-month period as of the Determination Date equal or exceed $3,333,333, then the shares of Series C Convertible Preferred Stock shall be convertible into the maximum number of contingent conversion shares and shall carry the maximum liquidation preference. To the extent gross revenues of the Beacon business for such trailing 18-month period as of the Determination Date are less than $3,333,333, then the number of conversion shares and the amount of the contingent liquidation preference will be reduced.

Additionally, pursuant to the Determination Agreement, the Company is required to use commercially reasonable efforts to support the operations of the Beacon business and to maximize the gross revenue of the Beacon business and the number of contingent conversion shares and the amount of the contingent liquidation preference. This support requirement includes the requirement to provide working capital to the Beacon business until the Determination Date of up to $2,000,000, with such working capital expenditures to be consistent with a budget agreed to among the parties, which amount the Company is required to set aside and which may be applied consistent with such budget by the management of the Beacon business (subject to the discretion of the Strategy Committee discussed below). The Company is also required to continue to fund the Beacon business’ operations in excess of $2,000,000 if and when it is cash-flow positive. Any changes in the Company’s or its affiliates budgets that negatively impact the Company’s ability to fund the foregoing $2,000,000 commitment shall require the approval of a “Strategy Committee,” which shall be comprised of the Company’s Chief Executive Officer and a person designated by Oak Investment Partners XII, LP.

The Determination Agreement further provides that if the Company materially breaches any of its support obligations, then the number of conversion shares and liquidation preference to which the shares of Series C Convertible Preferred Stock are entitled shall be the maximum amounts thereof.

The asset acquisition of Beacon  will require a comprehensive review of the consideration given and the asset and liabilities acquired including an evaluation of the  integration of Beacon. As previously discussed the consideration for the asset acquisition was 10,000 shares of Series C Convertible Preferred Stock. The preliminary fair value of the Series C Convertible Preferred Stock was determined to be $1,072,000. The final determination is subject to the completion of a comprehensive independent valuation of the assets acquired and liabilities assumed. The Company is in the process of an independent valuation and expects to have this valuation completed by the end of the second quarter of 2011.

The following table summarizes management’s estimates of the fair values of the assets acquired and liabilities assumed at the date of acquisition. The allocation of the purchase price is subject to refinement for final determination of fair value.

Assets acquired:
Intangible Assets
Trade Name / Trademarks	$10,000
Technology	641,000
Customer Relationships	322,000
Goodwill	99,000
Total assets acquired	$1,072,000

Liabilities assumed:
Accrued expenses and other liabilities	—
Total liabilities assumed	—
Total net assets acquired	$1,072,000

The following unaudited pro forma consolidated results of operations for the quarters ended March 31, 2011 and 2010 have been prepared as if the acquisition of Beacon had occurred at January 1, 2010 and January 1, 2011, respectively, for each quarter:

	Three Months Ended
	March 31,
	2011	2010
Revenue	$820,746	$634,667

Net loss applicable to common stockholders	$(12,991,911)	$(7,683,438)

Net loss per common share—basic and diluted	$(0.12)	$(0.10)

The unaudited pro forma consolidated results of operations do not purport to be indicative of the results that would have been obtained if the above acquisition had actually occurred as of the dates indicated or of those results that may be obtained in the future. These unaudited pro forma consolidated results of operations were derived, in part, from the historical consolidated financial statements of Beacon and other available information and assumptions believed to be reasonable under the circumstances.

9.             Notes Payable, Related Parties

The following is a summary of related party notes payable at March 31, 2011 and December 31, 2010:

	March 31,	December 31,
	2011	2010

$200,000 unsecured promissory note payable to John Barry III, one of the Company’s directors, originating from a total of $250,000 in cash received in January and February of 2008, bearing interest at 15% per annum. Amended in January 2010 for principal and accrued interest to be due when either (a) the company has at least 12 months cash reserve for working capital and regulatory capital requirements, or (b) once John Barry III is no longer a director of the company.	$—	$200,000

$300,000 secured promissory note held by the Nadel Receiver, originating from the $400,000 Valhalla Investment Partners Note (the “Valhalla Note”), an investment fund that is a beneficial owner of shares of our common stock and was formerly co-managed by Christopher D. Moody, a former director (“Christopher Moody”). The note bears interest at 9% per annum, principal of $100,000 and accrued interest due on October 12, 2013, secured by the Company’s Bonds.com domain name.	100,000	100,000
Total	$100,000	$300,000

Less: current portion	—	—
Long-term portion	$100,000	$300,000

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

●
In the event the Company sold securities pursuant to the then pending private offering at an effective price per common share of less than $0.24, then the conversion price of the Subject Notes shall be reduced to such lower price. After the completion of such Offering, the Subject Notes will not have any “full-ratchet” adjustment. On February 2, 2011, the Company sold securities pursuant to such offering at an effective price per share of $0.07. Accordingly, all of the subject Notes now have a conversion price of $0.07 per share.

●	Holders of the Subject Notes shall have the right to receive up to 12,460,983 shares of our Common Stock if we fail to meet certain performance targets (the “Noteholder Performance Shares”).

On February 2, 2011, the Company paid in full John Barry III principal and accrued interest of $200,000 and $39,028, respectively.

Interest expense recognized on related party notes payable for the three months ended March 31, 2011 and 2010 was $5,000 and $16,125, respectively.

10.          Convertible Notes Payable, Related and Non-Related Parties

The following is a summary of related party and non-related party convertible notes payable at March 31, 2011 and December 31, 2010:

	March 31,	December 31,
	2011	2010
Related Parties

$1,236,836 secured convertible promissory note held by the Nadel Receiver, originating from the conversion of $1,236,836 of previously outstanding promissory notes and accrued interest in September of 2008, and $50,000 in cash received in December of 2008, bearing interest at 10% per annum, principal and accrued interest is due at maturity on September 24, 2010.	$1,286,836	$1,286,836

$203,800 secured convertible promissory note payable to Valhalla Investment Partners, an investment fund formerly co-managed by Christopher Moody, originating from the conversion of $203,800 of previously outstanding promissory notes and accrued interest in September of 2008, bearing interest at 10% per annum, principal and accrued interest is due at maturity on September 24, 2010.	203,800	203,800

$250,000 secured convertible promissory note payable to the Neil Moody Revocable Trust, an entity affiliated with Christopher Moody, originating from $250,000 in cash received in October of 2008, bearing interest at 10% per annum, principal and accrued interest is due at maturity on September 24, 2010.	250,000	250,000

$650,000 secured promissory note, May 2010 financing	650,000	650,000
Total Related Parties	2,390,636	2,390,636

Non-Related Parties

$1,275,000 in secured convertible promissory notes payable to various individuals, originating from $1,275,000 in cash received during the period from September 22, 2008 through June 30, 2009.	1,275,000	1,275,000
Total	1,275,000	1,275,000
Less: unamortized debt discount	(20,021)	(23,271)
Total Non-Related Parties	1,254,979	1,251,729

Total	3,645,615	3,642,365
Less: current portion	(24,874)	(24,243)

Long-term portion	$3,620,741	$3,618,122

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

The Company has accounted for the conversion feature issued in conjunction with the Convertible Notes in accordance with the provisions of ASC 815-40-15. Pursuant to the transition provisions of the ASC 815-40-15, the conversion options were valued at the time of issuance using a Black-Scholes option pricing model with the following assumptions: (i) risk free interest rates ranging from 0.78 % to 2.03%, (ii) a contractual life of 2 years, (iii) expected volatility of 50% and (iv) a dividend yield of zero. The fair value of the options was recorded as a debt discount in the amount of $719,338, and is being amortized to interest expense over the expected term of the Convertible Notes. In addition, pursuant to the provisions of ASC 815, the conversion option is classified as a derivative liability and was created to offset the debt discount, which is being marked-to-market each reporting period with corresponding changes in the fair value being recorded as unrealized gains or losses on derivative financial instruments in the consolidated statement of operations.

During the three months ended March 31, 2011 and 2010, the Company recognized $3,252 and $140,290 in interest expense related to the amortization of the debt discount associated with the warrants and the debt discount associated with the beneficial conversion feature, respectively.

During the three months year ended March 31, 2011 and 2010, the Company also recognized $74,766 and $75,391 in interest expense on the outstanding related party and non-related party Convertible Notes, respectively.

11.          Notes Payable, Other

The following is a summary of outstanding principal due on unrelated third party notes payable at March 31, 2011 and December 31, 2010:
	March 31,	December 31,
	2011	2010

$250,000 note payable to an investment advisory firm for services rendered in relation to the Company’s reverse merger transaction, amended on March 12, 2010, bearing interest at 10.0% per annum, principal and accrued interest payments being due on March 15, 2010, June 15, 2010, September 15, 2010 and December 15, 2010.	$-	$82,000
Total		82,000
Less: current portion	-	82,000
Long-term portion	$-	$-

In September of 2008, the Company amended its note payable to the investment advisory firm pursuant to which (i) the original maturity date of June 21, 2008 was extended until December 31, 2009, (ii) repayment of principal and interest could be accelerated in the event that the Company raised certain amounts of capital, (iii) monthly principal payments of $7,500 were required beginning on April 30, 2009 and each month thereafter until the maturity date, (iv) penalty interest that might have otherwise been due following the original maturity date was waived, and (v) the ability of the Company to repay outstanding principal and accrued interest through the issuance of common stock was eliminated.

On March 31, 2009, the Company entered into a Commercial Term Loan Agreement (the “Term Loan Agreement”) with an unrelated third party investor (the “March 2009 Investor”). Pursuant to the terms and conditions of the Term Loan Agreement, the Company raised gross proceeds of $1,000,000 in exchange for the issuance to such investor of a promissory note in the principal amount of $1,000,000 (the “March 2009 Note”), and a warrant to purchase 1,070,000 shares of the Company’s common stock at an initial exercise price of $0.375 per share, subject to adjustment (the “March 2009 Warrant”). The Term Loan Agreement contained provisions customary for a financing of this type, including customary representations and warranties by the Company to the investor.

The March 2009 Note, accrued interest at the rate of 15% per annum and had a maturity date of March 31, 2010. Accrued and unpaid interest was due in a single payment on the maturity date. The March 2009 Note contained customary events of default, including the right of the holder to accelerate the maturity date and payment of principal and interest in the event of the occurrence of any such event. The March 2009 note was guaranteed by the Company’s subsidiary Bonds.com Holdings, Inc pursuant to a Guaranty Agreement. Additionally, Siesta Capital LLC, an entity owned and controlled by John Barry IV, the Company’s Chief Executive Officer and one of the Company’s directors, secured the Note by pledging 4,500,000 shares of the Company’s common stock.

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

On March 12, 2010, the Company entered into a Second Amendment to the Promissory Note related to the $250,000 note with the investment firm, where there Company was required to pay the remaining principal balance as of March 12, 2010 ($144,000) along with unpaid consulting fees ($20,000) in installments of $41,000 on March 15, 2010, June 15, 20010, September 15, 2010 and December 15, 2010 along with accrued and unpaid interest at each installment.

On March 19, 2010, the Company repaid the principal balance of the $1,000,000 indebtedness to MBRO Capital, LLC, along with all accrued interest.

Amendments to Certain Convertible Secured Promissory Notes

On October 19, 2010, the Company entered into an Amendment No. 2 to Convertible Secured Promissory Notes with the holder of a majority in principal amount of our Convertible Secured Promissory Notes issued on September 24, 2008, an Amendment No. 1 to Convertible Secured Promissory Note with the holder of our Convertible Secured Promissory Note issued on April 30, 2009 and an Amendment No. 1 to Convertible Secured Promissory Notes with the holders of the Company’s Convertible Secured Promissory Notes issued on June 8, 2009 (collectively, the “Note Amendments”). The Note Amendments restructure approximately $2,990,636 of the outstanding Convertible Secured Promissory Notes (the “Subject Notes”) as follows:

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

●
Holders of the Subject Notes shall have the right to receive up to 12,460,983 shares of the Company’s Common Stock based on the same performance thresholds and calculations as the Performance Shares issuable to Bonds MX and Series A Performance Shares issuable to UBS Americas (the “Noteholder Performance Shares”).

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

Interest expense recognized on third party notes payable for the three months ended March 31, 2011 and 2010 was $20,424 and $44,068, respectively.

12.     Commitments and Contingencies

Operating Leases

The Company leases office facilities and equipment and obtains data feeds under long-term operating lease agreements with various expiration dates and renewal options.  These data feeds and associated equipment provide information from financial markets that are essential to the Company’s business operations.  The following is a schedule of future minimum rental payments required under operating leases as of March 31, 2011:

Year Ending December 31,
2011	$469,637
2012	238,511
2013 and thereafter	—
Total minimum payments required	$708,148

The Company sublet the 10,293 square foot office that was its former headquarters located at 1515 South Federal Highway, Boca Raton, Florida. The lease provides for a base annual rent of approximately $201,000 plus taxes for the year beginning January 1, 2011; and base annual rent of approximately $211,000 plus taxes for the year beginning January 1, 2012. On March 15, 2011 the Company entered into a sub-lease for this space providing for total rental income of $180,000 through December 31, 2012, when the original lease expires. The rental income the Company anticipates receiving under the sublease agreement is $65,000 and $115,000 in the years 2011 and 2012, respectively.  The rental income the Company anticipates receiving under the sublease will not fully satisfy the Company’s remaining obligations under the lease.

Rent expense for all operating leases for the three months ended March 31, 2011 and 2010 was $132,511 and $141,588, respectively.

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

Employment agreements

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

Mr. Ryan has been employed by the Company in various capacities since approximately January 2010.  Prior to joining the Company, Mr. Ryan was the Business Administration Director at Shortridge Academy Ltd., a co-educational therapeutic boarding school in New Hampshire, for approximately five years. Mr. Ryan continues to be a member of Shortridge Academy’s Board of Directors and its part-time CFO.  From 2002 to 2003, Mr. Ryan was a Managing Director, CFO and CAO of Zurich Capital Markets, Inc.  While at Zurich Capital Markets, Mr. Ryan served as a Director and Chair of the Audit Committee of Zurich Bank (Ireland). Prior to Zurich Mr. Ryan was CFO of Greenwich Capital Markets Inc.

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

The Company received a letter dated June 18, 2010, from Duncan-Williams’ counsel requesting arbitration. On July 13, 2010, the Company responded in a letter to Duncan-Williams indicating that due to vacations and scheduling conflicts, the timeline offered to the Company was not acceptable. The Company further responded to Duncan-Williams that it did not agree with certain interpretations of Duncan-Williams relating to the arbitration procedure. The Company did not hear further from Duncan-Williams. until December 3, 2010, when Duncan-Williams filed a motion to lift the stay issued on October 23, 2009 and to litigate the dispute in the United States District Court for the Western District of Tennessee. On December 20, 2010, counsel for the Company filed a response to Duncan-Williams’ motion, objecting to litigating the dispute in court and supporting the Company’s claims that it is prepared to arbitrate. On December 27, 2010, Duncan-Williams filed a reply to the Company’s response. On February 11, 2011 the United States District Court for the Western District of Tennessee issued an Order Denying Motion To Lift Stay and the Company on February 22, 2011 sent a letter to Duncan Williams counsel stating that the Company is prepared to move forward with the arbitration. As of the date of this report the Company has not received a response

The Company may be involved in various asserted claims and legal proceedings from time to time.  The Company will provide accruals for these items to the extent that management deems the losses probable and reasonably estimable.  The outcome of any litigation is subject to numerous uncertainties.  The ultimate resolution of these matters could be material to the Company’s results of operations in a future quarter or annual period.

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

On October 19, 2010 the Company amended its Certificate of Incorporation by filing (a) a Certificate of Increase of Series A Participating Preferred Stock, which increased the authorized shares of the Company’s Series A Preferred from 200,000 to 450,000 shares, and (b) a Certificate of Designation of Series B Convertible Preferred Stock and B-1 Convertible Preferred Stock (the “Series B/B-1 Certificate of Designation”) which authorized and created 20,000 shares of Series B Convertible Preferred Stock and 6,000 shares of Series B-1 Convertible Preferred Stock.  The shares of Series B Convertible Preferred Stock and Series B-1 Convertible Preferred Stock have the rights, privileges and preferences.

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

Capital Raising October 2010

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

Edwin L. Knetzger, III, Co-Chairman and a member of our Board of Directors, provided Bonds MX with $800,000 of the $1,000,000 it loaned Holdings pursuant to the Bonds MX Note, is a significant equity owner in Bonds MX and, pursuant to the Bonds MX Purchase Agreement, agreed to fund $200,000 of the funds Bonds MX will require to consummate the additional closings of the 8 units on November 1 and December 1, 2010.

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

Pursuant to the UBS Purchase Agreement, the Company will be required to issue Series A Performance Shares to UBS Americas if and to the extent that it generates less than $7,500,000 in revenue during the 12-month period following the final closing of the Offering. If the Company generates at least $7,500,000 in revenue during such period, then it is not required to issue any Series A Performance Shares. If the Company generates zero revenue during such period, then it is required to issue all Series A Performance Shares. If the Company generates less than $7,500,000 but more than zero in revenue during such period, the Company is required to issue a pro rata portion of the Series A Performance Shares.

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

On November 1, 2010, the additional 5 Series B-1 Units were sold pursuant to the UBS Purchase Agreement, giving UBS a total of 12.5 Series B-1 Units. Those 12.5 Series B-1 Units constitute, in the aggregate, (b) 1,250 shares of our Series B-1 Convertible Preferred Stock, which would be convertible for up to 5,208,333 shares of Common Stock or mandatorily convertible into 52,083 shares of Series A Preferred, (b) warrants to purchase 52,083 shares of Series A Preferred, and (c) the right to receive up to 52,083 Series A Performance Shares.

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

Amendment to Certificate of Incorporation

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

Warrants to Terminate Agreement

As summarized above, on October 19, 2010, the Company and Radnor Research and Trading Company, LLC terminated the Revenue Sharing Agreement. Prior to its termination, the Revenue Sharing Agreement required the Company to pay Radnor Research and additionally, on October 19, 2010, the Company issued Black-II Trust a warrant to purchase 10,000,000 shares of our Common Stock at an purchase price of $0.24 per share. This warrant was issued in exchange for affiliates of Black-II Trust consenting to terminate the Revenue Sharing Agreement and another contractual arrangement.

Capital Raising February and March 2011

On February 2, 2011, the Company consummated a group of related transactions pursuant to which, among other things, the Company:

●
sold 65 units for an aggregate purchase price of $6,500,000 to two accredited investors, with each unit (each a “Unit”) comprised of (a) warrants to purchase 1,428,572 shares of Common Stock, at an initial exercise price of $0.07 per share (the “Common Stock Warrants”), and (b) 100 shares of a newly-created class of preferred stock designated as Series D Convertible Preferred Stock (the “Series D Preferred”);

●
issued 22.5 Units in exchange for (a) all of the outstanding shares of Series B Convertible Preferred Stock, par value $0.0001 per share (the “Series B Preferred”), and (b) certain outstanding warrants to purchase shares of Common Stock;

●
issued 12.5 units (each a “Series D-1 Unit”) comprised of (a) warrants to purchase 14,286 shares of our Series A Participating Preferred Stock, par value $0.0001 per share (the “Series A Preferred”), at an initial exercise price of $7.00 per share (the “Series A Warrants”) and (b) 100 shares of a newly-created class of preferred stock designated Series D-1 Convertible Preferred Stock, par value $0.0001 per share (the “Series D-1 Preferred”), in exchange for (a) all of the outstanding shares of our Series B-1 Convertible Preferred Stock, par value $0.0001 per share (the “Series B-1 Preferred”), and (b) certain outstanding warrants to purchase shares of our Series A Preferred; and

●
acquired substantially all of the assets of Beacon Capital Strategies, Inc. (through an indirect wholly-owned subsidiary) in exchange for issuing 10,000 shares of a newly-created class of preferred stock designated as Series C Convertible Preferred Stock, par value $0.0001 per share (the “Series C Preferred”).

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

Conversion and Exercise Restriction

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

Warrants

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

Unit Purchase Agreement

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

Series D Convertible Preferred Stock

The Company has authorized 14,500 shares of preferred stock designated as Series D Convertible Preferred Stock (the “Convertible Series D Preferred Stock”), $0.0001 par value per share, of which 6,500 shares are issued and outstanding.  Each share of Convertible Series D Preferred Stock has a stated value per share of $1,000 (the “Stated Value”).

The Company’s Exchange of Series B and B-1 Units for Series D and D-1 Units for Certain Outstanding Securities.

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

The shares of Series D-1 Preferred included in the Series D-1 Units issued pursuant to the Exchange Agreement are initially convertible for an aggregate of approximately 178,571 shares of our Series A Preferred, and, subject to the Conversion Restriction and only in certain circumstances, also are initially convertible for an aggregate of approximately 17,857,143 shares of our Common Stock. The Series A Warrants included in the Series D-1 Units issued pursuant to the Exchange Agreement are initially exercisable for an aggregate of approximately 178,571 shares of our Series A Preferred. The Series A Warrants issued pursuant to the Exchange Agreement include provisions, among other things, (a) permitting the holder to exercise such Series A Warrant through a cashless “net exercise election,” and (b) providing that, for a period of 18 months following the date of the Exchange Agreement, if the Company issues shares of Common Stock (or is deemed to issue shares of Common Stock) for a price per share less than $0.07, then the exercise price of the Series A Warrants will be reduced by a customary “weighted-average” antidilution formula (subject to certain exempted issuances).

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

The Company has reviewed the terms of the preferred stock and warrants exchanges and accounted for these exchanges in accordance to the provision of ASC 480, Distinguishing Liabilities from Equity and ASC 470, Debt .
Related to the exchange of the 22.5 Series B for Series D Units the Company had fair value the warrants issued associated for each at grant date, which amounted to $369,376 and $1,266,429 respectively, resulting in an $897,053 realized loss of derivatives financial instruments at the exchange date. The fair values were determined using the Black-Scholes option-pricing model at $0.04 per warrant utilizing the following assumptions, expected volatility of 66.00% , risk-free interest rate of 2.10%, contractual term of five years.

Due to the down-round provision and in accordance with the Contracts in Entity’s Own Equity Topic of ASC 815-40-15, all warrants issued are recognized as liabilities at their respective fair values on each reporting date. The fair values of these securities were estimated using a Black-Scholes valuation model, which is being marked-to-market each reporting period with corresponding changes in the fair value being recorded as unrealized gains or losses on derivative financial instruments in the consolidated statement of operations. The revaluation of the warrants at March 31, 2011 resulted in $591,425 unrealized gain on derivative financial instruments.

The remaining residual value of the 22.5 Units was then allocated to the Convertible Series D Preferred Stock which amounted to $983,571.  As a result the Company has reviewed the terms of the preferred stock and accounted for these preferred stock in accordance to the provision of ASC 480, Distinguishing Liabilities from Equity and ASC 470, Debt, and as such, will be classified as an equity instrument with a beneficial conversion feature. The intrinsic value of the beneficial conversion feature of the Convertible Series D Preferred Stock was reflected as a preferred dividend of $1,285,713 at the time of the exchange.
As a result of the exchange of the Convertible Preferred Stock Series B and Series D the unit holders received the ability to convert in to approximately 22,768,000 additional common shares of stock.  This incremental benefit has been recorded as a $683,036 preferred dividend on the exchange date.

Related to the exchange of the 12.5 Series B-1 for Series D-1 Units the Company had fair value the warrants issued associated for each at grant date, which amounted to amounted to $205,225 and $703,572, respectively, resulting in an $498,347 realized loss of derivatives financial instruments at the exchange date. The fair values were determined using the Black-Scholes option-pricing model at $0.04 per warrant utilizing the following assumptions, expected volatility of 66.00% , risk-free interest rate of 2.10%, contractual term of five years.

Due to the down-round provision and in accordance with the Contracts in Entity’s Own Equity Topic of ASC 815-40-15, all warrants issued are recognized as liabilities at their respective fair values on each reporting date. The fair values of these securities were estimated using a Black-Scholes valuation model, which is being marked-to-market each reporting period with corresponding changes in the fair value being recorded as unrealized gains or losses on derivative financial instruments in the consolidated statement of operations. The revaluation of the warrants at March 31, 2011 resulted in $328,570 unrealized gain on derivative financial instruments.

The remaining residual value of the 12.5 Units was then allocated to the Convertible Series D-1 Preferred Stock which amounted to $546,429.  As a result the Company has reviewed the terms of the preferred stock and accounted for these preferred stock in accordance to the provision of ASC 480, Distinguishing Liabilities from Equity and ASC 470, Debt, and as such, will be classified as an equity instrument with a beneficial conversion feature. The intrinsic value of the beneficial conversion feature of the Convertible Series D Preferred Stock was reflected as a preferred dividend of $714,285 at the time of the exchange.
As a result of the exchange of the Convertible Preferred Stock Series B and Series D the unit holders received the ability to convert in to approximately 12,649,000 additional common shares of stock.  This incremental benefit has been recorded as a $379,464 preferred dividend on the exchange date.

Series D Stockholders Agreement.

In connection with and as a condition to the transactions contemplated by the Unit Purchase Agreement and the Exchange Agreement, on February 2, 2011, the Company, Oak, GFI, UBS, Bonds MX and Jones entered into a Series D Stockholders’ Agreement setting forth certain agreements among and between the Company and such stockholders (the “Stockholders Agreement”).

Pursuant to the Stockholders Agreement, in the event that Oak, GFI, UBS, Bonds MX or Jones (the “Series D Stockholders”) seeks to sell its shares of Series D Preferred or Series D-1 Preferred or warrants to purchase shares of Series D Preferred or Series D-1 Preferred, each other Series D Stockholder shall have the right to sell a pro rata portion of its similar securities along with the selling Series D Stockholder. Alternatively, the Company, at its option, may redeem the applicable securities from the other Series D Stockholders and the selling Series D Stockholder would be permitted to sell his, her or its shares free of such obligation. The foregoing obligations do not apply to transfers pursuant to Rule 144, transfers to certain permitted transferees, bona fide pledges and pledges outstanding as of the date of the Stockholders’ Agreement. Such obligations also do not apply to sales of less than 10% of the securities held by the selling Series D Stockholder.

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

Unregistered Sale of Equity Securities.

As discussed above, on February 2, 2011, the Company sold an aggregate of 87.5 Units pursuant to the Unit Purchase Agreement and the Exchange Agreement. The purchase price for 65 of Units was $6,500,000, and the consideration for 22.5 of such Units was the exchange of previously issued and outstanding securities which had been purchased from the Company for an aggregate purchase price of $2,250,000. Additionally, as also discussed above, on February 2, 2011, the Company sold an aggregate of 12.5 Series D-1 Units pursuant to the Exchange Agreement. The consideration for the 12.5 Series D-1 Units was the exchange of previously issued and outstanding securities which had been purchased from the Company for an aggregate purchase price of $1,250,000.

Related to the sale of the 65 Units the Company had to fair value the warrants issued associated with units, which amounted to $3,658,572, determined using the Black-Scholes option-pricing model at $0.04 per warrant utilizing the following assumptions, expected volatility of 66.00% , risk-free interest rate of 2.10%, and a contractual term of five years. Down-round provisions reduce the exercise price of the warrants if the Company either issues equity shares for a price that is lower than the exercise price of those instruments or issues new convertible instruments that have a lower exercise price.  Due to the down-round provision in the warrants and in accordance with the Contracts in Entity’s Own Equity Topic of ASC 815-40-15, all warrants issued are recognized as liabilities at their respective fair values on each reporting date. The fair values of these securities were estimated using a Black-Scholes valuation model, which is being marked-to-market each reporting period with corresponding changes in the fair value being recorded as unrealized gains or losses on derivative financial instruments in the consolidated statement of operations

The remaining residual value of the Units was then allocated to the Convertible Series D Preferred Stock which amounted to $2,841,428.  As a result the Company has reviewed the terms of the preferred stock and accounted for these preferred stock in accordance to the provision of ASC 480, Distinguishing Liabilities from Equity and ASC 470, Debt, and as such, will be classified as an equity instrument with a beneficial conversion feature. The intrinsic value of the beneficial conversion feature of the Convertible Series D Preferred Stock was reflected as a preferred dividend of $3,714,285 at the time of issuance of the stock.

On March 7, 2011, the Company entered into two separate Unit Purchase Agreements with two accredited investors pursuant to which, among other things, the Company sold 4 Units for an aggregate purchase price of $400,000.  Additionally, in connection with such sales, the two accredited investors joined as parties to the Series D Stockholders Agreement and the Amended and Restated Registration Rights Agreement.

Related to the sale of the 4 Units the Company had to fair value the warrants issued associated with units, which amounted to $225,714 determined using the Black-Scholes option-pricing model at $0.04 per warrant utilizing the following assumptions, expected volatility of 66.00% , risk-free interest rate of 2.19%, and a contractual term of five years. Down-round provisions reduce the exercise price of the warrants if the Company either issues equity shares for a price that is lower than the exercise price of those instruments or issues new convertible instruments that have a lower exercise price. Due to the down-round provision in the warrants and in accordance with the Contracts in Entity’s Own Equity Topic of ASC 815-40-15, all warrants issued are recognized as liabilities at their respective fair values on each reporting date. The fair values of these securities were estimated using a Black-Scholes valuation model, which is being marked-to-market each reporting period with corresponding changes in the fair value being recorded as unrealized gains or losses on derivative financial instruments in the consolidated statement of operations.

The remaining residual value of the Units was then allocated to the Convertible Series D Preferred Stock which amounted to $174,286.  As a result the Company has reviewed the terms of the preferred stock and accounted for these preferred stock in accordance to the provision of ASC 480, Distinguishing Liabilities from Equity and ASC 470, Debt, and as such, will be classified as an equity instrument with a beneficial conversion feature. The intrinsic value of the beneficial conversion feature of the Convertible Series D Preferred Stock was reflected as a preferred dividend of $228,572 at the time of issuance of the stock.

Warrants for Services

On February 2, 2011, the Company issued three warrants to third parties in exchange for services provided and to be provided to the Company. The fair value of the warrants issued, totaled $1,017,700, was determined using the Black-Scholes option-pricing model ranging from $0.04 to $0.03 per warrant utilizing the following assumptions, expected volatility of 66.00% , risk-free interest rate of 2.10%, contractual term of five years, for further detail see Note 17.

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

Net capital positions of the Company’s broker dealer subsidiary were as follows at March 31, 2011:

Ratio of aggregate indebtedness to net capital	0.06 to 1
Net capital	$3,714,661
Required net capital	$100,000

16.          Share-Based Compensation

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

Pursuant to the employment agreements, the Company has agreed to grant Mr. Sanderson two options to purchase shares of the Company’s Common Stock: (a) an option to purchase 18,575,000 shares of the Company’s Common Stock at a purchase price of $0.07 per share for a period of 7 years, half of which was vested at grant and the balance of which shall vest quarterly over a period of one year from the date of grant, and (b) an option to purchase 18,575,000 shares of the Company’s Common Stock at a purchase price of $0.105 per share for a period of 7 years, which shall vest quarterly over a period of two years after the option described above is fully vested; provided, however, that the Company shall not be required to grant such options until such time as the number of its authorized shares of Common Stock are increased from 300,000,000 shares to 1,000,000,000 shares.

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

Additionally, on February 2, 2011, the Company issued Common Stock options to two employees. (a) two Common Stock options issued to an employee of the Company to purchase 5,000,000 shares of the Company’s Common Stock at an exercise price of $0.07 per share and 5,000,000 shares of the Company’s Common Stock at an exercise price of $0.105 per share, the first option was fully vested on grant date, the second option shall be vested quarterly in equal amounts over a subsequent period of four years from the date of grant, each for a period of up to 7 years (subject to earlier termination) pursuant to the Company’s 2011 Equity Plan and on the other terms set forth in the Stock Option Agreement, and (b) two Common Stock Options issued to an employee of the Company to purchase 500,000 shares of the Company’s Common Stock at an exercise price of $0.07 per share and 500,000 shares of the Company’s Common Stock at an exercise price of $0.105 per share, the first option was fully vested on grant date, the second option shall be vested quarterly in equal amounts over a subsequent period of four years from the date of grant, each for a period of up to 7 years (subject to earlier termination) pursuant to the Company’s 2011 Equity Plan and on the other terms set forth in the Stock Option Agreement.

On March 3, 2011, our Board of Directors adopted resolutions pursuant to which the Company agreed to issue to Patricia Kemp and H. Eugene Lockhart, each directors of the Company, options to purchase shares of the Company’s Common Stock, an option to purchase 5,666,560 shares of the Company’s Common Stock at a purchase price of $0.07 per share for a period of 7 years, which was vested at grant date; provided, however, that the Company shall not be required to grant such options until such time as the number of its authorized shares of Common Stock are increased from 300,000,000 shares to 1,000,000,000 shares.

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

A summary of option activity as of March 31, 2011 and changes during the three months then ended is presented below:

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value

Outstanding at January 1, 2011	4,846,357	$0.40	4.51	$—
Granted	112,633,120	0.09	6.86	—
Exercised	—	—	—	—
Forfeited	—	—	—	—
Outstanding at March 31, 2011	117,479,477	$0.10	6.75	$—
Exercisable at March 31, 2011	53,023,930	$0.08	6.63	$—

The compensation expense recognized for the three months ended March 31, 2011 and 2010 were $2,231,887 and $1,559,176, respectively.   As of March 31, 2011, total unrecognized share-based compensation expense related to non-vested stock options was $2,600,818, and is expected to be recognized over a weighted average period of approximately 2.4 years.

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

On October 19, 2010, the Company paid the Initial JBIII Payment and Initial JBIV Payment.

The Company repaid the outstanding indebtedness in the amount of $239,000, and related interest to John J. Barry, III pursuant to the Amendment and Release dated October 19, 2010.

The Company agreed to paid $925,000 to satisfy the Company’s obligation to John J. Barry IV pursuant to the Amendment and Release dated October 19, 2010.

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

See notes 9, 10  and 11 with respect to Notes Payable, Related Parties and Convertible Notes Payable, Related Parties, Stockholders Equity

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following is management’s discussion and analysis of the financial condition and results of operations of Bonds.com Group, Inc. (“we”, “our”, “us”, or the “Company”), as well as our liquidity and capital resources. The discussion, including known trends and uncertainties identified by management, should be read in conjunction with the Company’s unaudited condensed consolidated financial statements and related notes included in this Quarterly Report on Form 10-Q, as well as our audited consolidated financial statements and notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2010.

Overview

The Company, through its indirect wholly owned broker dealer subsidiaries Bonds.com, Inc. and Bonds MBS, Inc., operates electronic trading platforms for trading in fixed-income securities.

BondsPRO

During 2010, we began operating our BondsPRO electronic trading platform and ceased operating BondStation. The BondsPRO platform offers professional traders and large institutional investors an alternative trading system to trade odd-lot fixed-income securities. Users are able to customize screens and utilize dynamic filtering capabilities to quickly and easily select and view only those market areas that meet their criteria. The platform supports a broad range of trading opportunities, offering cutting edge technology solutions for list trading, Application Programming Interface (“API”) based order submission(s), and user portfolio ecific market views. The BondsPRO platform provides users the ability to obtain real-time executable bids or offers on thousands of bond offerings sourced directly from broker-dealers and other end users. Unlike other electronic trading platforms that charge subscription fees, access charges, ticket fees, or commissions in order to generate revenue, our model allows us to generate revenue through mark-ups or mark-downs on secondary market securities.

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

Earnings  Overview

The Company incurred a loss of $13.0 million for the three months ended March 31, 2011.  During the three months ended March 31, 2010, the Company incurred a loss of $6.6 million, which is a change of approximately $6.4 million.  The net change was primarily due to the recognition of preferred stock dividends expense of $7.1 million, a $0.1 million increase in income tax expense, unrealized gain on derivative financial instruments of $1.6 million, realized loss on derivative financial instruments of 1.4 million, both related to the February 2, 2011 exchange transaction and the sale of Units and increases of $2.1 million, and $1.7 million in share based compensation and professional fees, respectively, offset by an increase in revenue of $0.2 and decreases in other expenses of $1.3 million was a direct result of the adoption of the Contracts in Entity’s Own Equity Topic of FASB ASC 815-40-15.

Revenue

Total revenue increased by 29% to $0.8 million from $0.6 million for the three months ended March 31, 2011, compared to the same period in 2010. Sales revenues from trading in fixed income securities are generated by spreads we receive equal to the difference between the prices at which we sell securities on our BondPro trading platforms and the prices we pay for those securities. Given that our revenue is measured as a function of the aggregate value of the securities traded, our per trade revenue varies to a great deal based on the size of the applicable trade.

Gross Margin

Gross margin as a percentage of sales, or gross margin, decreased by 6.2% to 81.3% for the three months ended March 31, 2011 compared to the prior year quarter ended March 31, 2010 of 87.5%.  The decrease in gross margin was driven by the marginal costs per trade which are not variable and which is not based on the size of the traded securities.  The Company noted an increase in the number of trades for the quarter ended March 31, 2011 compared to the prior year quarter ended March 31, 2010.  Our operating costs may change in the future as we increase in size and are able to obtain more favorable terms with our vendors.

Operating Expenses

Operating expenses increased by $3.5 million, to $6.5 million from $3.0 million for the three months ended March 31, 2011 compared to March 31, 2010.  The increase is primarily attributable to increases in share based compensation and professional fees of $2.1 million and $1.7 million respectively, which is related to the issuance of options and warrants, respectively, offset by a net decrease of $0.3 of other components of operating expenses for the three months ended March 31, 2011, when compared to the same period in the prior year.

Other Income and Expense

Other income and expense decreased by $4.2 million for the three month period ended March 31, 2011 compared to March 31, 2010.  The decrease was attributable to $1.4 of increases in realized loss on derivative financial instruments, offset by decrease of $4 million in unrealized loss on derivative financial instruments directly related to the Exchange Offer and the Unit sale, and coupled with $1.3 million and $0.3 million decrease in other expenses and interest expense, respectively.

Liquidity and Capital Resources

As of March 31, 2011, the Company had total current assets of approximately $4.1 million, which was comprised of cash and cash equivalents, deposits with clearing organizations, and prepaid expenses and other assets.  This compares with current assets of approximately $1.0 million, comprised of cash and cash equivalents, investment securities, deposits with clearing organizations, and prepaid expenses and other assets, as of December 31, 2010.  As of March 31, 2011 and December 31, 2010, $3.9 million and $0.4 million, respectively, of current assets were classified as deposits with clearing organizations.  The increase is primarily related to $6.6 million, net of costs, capital raise of February 2, and March 7, 2011 and the result of the Company using cash and cash equivalents available for operations during the quarter period ended March 31, 2011.

The Company’s current liabilities as of March 31, 2011, totaled approximately $7.5 million, comprised of accounts payable and accrued expenses of approximately $4.1 million, liabilities under derivative financial instruments of $3.2 million and preferred stock dividend payable of $0.1 and notes payable of $0.1 due within the next 12 months.  This compares to current liabilities at December 31, 2010 of approximately $5.4 million, comprised of accounts payable and accrued expenses of approximately $4.8 million, liabilities under derivative financial instruments of $0.5 million , and other convertible notes payable of approximately $0.1 million due within the next 12 months.

As of March 31, 2011, we had working capital deficit of approximately $3.4 million, which included primarily accounts payable and accrued expenses, liabilities under derivative financial instruments, preferred stock dividend payable and notes payable to third parties of $3.2, $4.1 million and $0.1 million, respectively, and convertible notes payable of approximately $0.02 million. We currently do not believe we have sufficient liquidity to satisfy all other current obligations when they come due; however, management is actively pursuing additional financing in amounts and on terms acceptable to us or the restructuring of certain obligations and arrangements to obtain the necessary liquidity. There is no assurance that those efforts will be successful. If we are unable to secure additional funding or restructure certain obligations, the holders of the note may exercise their rights as a creditor of the Company, which could materially impair our ability to continue to operate our business.

Historically, we have satisfied our funding needs primarily through equity and debt financings, and we need to raise additional funding promptly or we risk a cessation or interruption in our business. As of May 10, 2011, the Company had cash on hand and liquid deposits with clearing organizations in the total amount of approximately $2.8 million which includes the proceeds from the recent financings described in Note 13. We intend to use the majority of these funds for working capital purposes. Management anticipates that our current liquidity, along with cash generated from revenues, will be sufficient for sustaining our operating activities only until approximately the end of October 2011. While we are actively negotiating for additional equity investments by existing and new investors, there is no assurance that we will be successful in raising additional capital. If we are unable to raise sufficient capital in the very near term, we may experience an interruption or cessation of our business and may be forced to seek reorganization or liquidation under U.S. bankruptcy laws. For these reasons and others, there is substantial doubt about our ability to continue as a going concern.

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

The following is a summary of the Company’s cash flows provided by (used in) operating, investing, and financing activities for the three months ended March 31, 2011 and 2010 (in 000’s):

	Three Months Ended March 31, 2011	Three Months Ended March 31, 2010
Net cash (used) in operating activities	$(6,785)	$(2,705)
Net cash (used in) financing activities	$(2)	$(1)
Net cash provided by financing activities	$6,346	$1,210
Net (decrease) in cash	$(441)	$(1,496)

Net cash used in operations for the first three months of 2011 was $6.8 million, compared with a use of cash of $2.7 million for the first three months of 2010. The increase in cash usage for the first three month of 2011 is due primarily to non-cash items related to the Exchange Offer and the Unit sale for unrealized gain on derivative financial instruments, realized loss on derivative financial instruments and preferred stock dividends of $1.6 million, $1.4 million and $7.1 million, respectively, and share based compensation of $2.1 million offset by cash outflows for transfer of net deposits to clearing organizations in the amount of $3.5 million and net changes in working capital items in the amount of $0.8 million.

Net cash used in investing activities for the first three months of 2011 was $0.1 million, compared with a use of cash of $0.1 million for the first three months of 2010.

Net cash provided by financing activities were approximately $6.3 million for the first three months of 2011, compared with cash provided by financing activities of $1.2 million in the first three months of 2010. Cash flows provided by financing activities in 2011 reflected the $6.6 million net proceeds received from the capital raise for Series D Convertible Preferred Stock.  These amounts were offset by payments of debt made during the quarter ended march 31, 2011 of $0.3 million. Cash flows provided by financing activities for the first three months of 2010 reflected the issuance of approximately $0.7 million in common stock and $1.8 million in Series A Preferred Stock.  These amounts were offset by repayments of debt made during the quarter ended March 31, 2010 of $1.1 million.

Recent Financing Activities

 See Note 13 in respect to recent financing.

Going Concern

Our independent auditors have added an explanatory paragraph to their audit opinion issued in connection with the consolidated financial statements of Bonds.com Group, Inc. for the years ended December 31, 2010 and 2009, with respect to their doubt about our ability to continue as a going concern due to our recurring losses from operations and our accumulated deficit. We have a history of operating losses since our inception in 2005, and had a working capital deficit of approximately $3.4 million and an accumulated deficit of approximately $41.4 million at March 31, 2011, which together raises doubt about the Company’s ability to continue as a going concern.  Our ability to continue as a going concern will be determined by our ability to sustain a successful level of operations and to continue to raise capital from debt, equity and other sources. The accompanying unaudited condensed consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

The determination that our disclosure controls and procedures are not operating effectively at the reasonable assurance level is based on our conclusions that we have material weaknesses in our internal control over financing reporting, which we consider an integral part of our disclosure controls and procedures.  The Company’s Chief Financial Officer is currently overseeing our disclosure controls and procedures and assisting the Company in remediating all of the above or other weaknesses in controls.

Changes in Internal Controls over Financial Reporting

There have been no changes in our internal controls over financial reporting during the quarter ended March 31, 2011 that have materially affected or are reasonably likely to materially affect our internal controls over financial reporting.

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

The Company received a letter dated June 18, 2010, from Duncan-Williams’ counsel requesting arbitration. On July 13, 2010, the Company responded in a letter to Duncan-Williams indicating that due to vacations and scheduling conflicts, the timeline offered to the Company was not acceptable. The Company further responded to Duncan-Williams that it did not agree with certain interpretations of Duncan-Williams relating to the arbitration procedure. The Company did not hear further from Duncan-Williams. until December 3, 2010, when Duncan-Williams filed a motion to lift the stay issued on October 23, 2009 and to litigate the dispute in the United States District Court for the Western District of Tennessee. On December 20, 2010, counsel for the Company filed a response to Duncan-Williams’ motion, objecting to litigating the dispute in court and supporting the Company’s claims that it is prepared to arbitrate. On December 27, 2010, Duncan-Williams filed a reply to the Company’s response. On February 11, 2011 the United States District Court for the Western District of Tennessee issued an Order Denying Motion To Lift Stay and the Company on February 22, 2011 sent a letter to Duncan Williams counsel stating that the Company is prepared to move forward with the arbitration. As of the date of this report the Company has not received a response.

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

Item 1A.  Risk Factors.

As a “smaller reporting company” as defined by Item 10 of Regulation S-K, the Company is not required to provide information required by this Item.  Please see our Annual Report on Form 10-K for the fiscal year ended December 31, 2010, as filed with the Securities and Exchange Commission on May 2, 2011, for a detailed discussion of risk factors applicable to us.

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

Dated: May 20, 2011	BONDS.COM GROUP, INC.

	By:	/s/ Jeffrey Chertoff
	Name:	Jeffrey Chertoff
	Title:	Chief Financial Officer

(Signing in his capacity as duly authorized officer
and as Principal Financial Officer of the Registrant)