Form 10-Q
period 2011-06-30
Bonds.com Group, Inc.
filed 2011-08-22
CIK 1179090

U.S. SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2011

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

APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 104,354,190 shares of common stock, par value $0.001 per share, outstanding as of August 10, 2011.

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

PART I – FINANCIAL INFORMATION

 Item 1.  Financial Statements.
 Bonds.com Group, Inc.
Condensed Consolidated Balance Sheet

	June 30, 2011	December 31, 2010
Assets	(unaudited)

Currents assets
Cash and cash equivalents	$38,308	$548,030
Investment securities	1,984	2,527
Deposits with clearing organizations	3,447,312	373,128
Deferred tax asset	2,306	2,306
Prepaid expenses and other assets	121,398	89,700
Total current assets	3,611,308	1,015,691

Property and equipment, net	89,488	83,167
Intangible assets, net	1,826,772	939,759
Goodwill	99,000	-
Other assets	75,981	66,983
Deferred tax asset	10,040	172,614
Total assets	$5,712,589	$2,278,214

Liabilities and Stockholders' Deficit

Current liabilities
Accounts payable and accrued expenses	$3,779,631	$4,867,861
Notes payable, other	-	82,000
Convertible notes payable, other, net of debt discounts	650,000	24,243
Preferred stock dividend payable	336,745	-
Liability under derivative financial instruments	3,488,242	464,844
Total current liabilities	8,254,618	5,438,948

Long-term liabilities
Notes payable, related parties	100,000	300,000
Convertible notes payable, other, net of debt discount	1,232,472	1,227,486
Convertible notes payable, related parties	1,740,636	2,390,636
Deferred rent	33,702	41,506
Total liabilities	11,361,428	9,398,576

Commitments and contingencies

Stockholders' Deficit
Preferred stock Series A $0.0001 par value; 1,000,000 authorized;
85,835 and 46,939 issued and outstanding, respectively	8	5
Convertible preferred stock Series B $0.0001 par value; 20,000 authorized, 0 and 20,000 issued and outstanding, respectively	-	2
Convertible preferred stock Series B-1 $0.0001 par value; 6,000 authorized, 0 and 6,000 issued and outstanding, respectively	-	1
Convertible preferred stock Series C $0.0001 par value; 10,000 authorized, 10,000 and 0 issued and outstanding, respectively	1	-
Convertible preferred stock Series D $0.0001 par value; 14,500 authorized, 11,150 and 0 issued and outstanding, respectively	1	-
Convertible preferred stock Series D-1 $0.0001 par value; 1,500 authorized, 1,250 and 0 issued and outstanding, respectively	-	-
Common stock $0.0001 par value; 300,000,000 authorized;
104,354,190 and 103,694,139 issued and outstanding, respectively	10,435	10,369
Additional paid-in capital	40,149,766	21,464,512
Accumulated deficit	(45,809,050)	(28,595,251)

Stockholders' Deficit	(5,648,839)	(7,120,362)

Total liabilities and stockholders' deficit	$5,712,589	$2,278,214

Bonds.com Group, Inc.
Condensed Consolidated Statements of Operations

	Three Months Ended June 30		Six Months Ended June 30
	2011	2010	2011	2010
	(unaudited)	(unaudited)	(unaudited)	(unaudited)

Revenue	$931,675	$779,939	$1,752,421	$1,414,090

Cost of sales	41,726	99,253	194,999	178,580

Gross Margin	889,949	680,686	1,557,422	1,235,510

Operating expenses
Payroll and related costs	1,193,135	1,890,530	2,325,887	4,769,508
Share based compensation	-	-	2,231,887	-
Technology and communications	785,432	670,133	1,436,786	1,349,988
Rent and occupancy	137,206	165,614	269,717	307,202
Professional fees	604,096	351,142	2,683,047	763,158
Marketing and advertising	31,103	97,968	56,103	213,205
Other operating expenses	103,877	81,111	287,002	200,040
Depreciation	12,229	30,361	24,205	54,059
Amortization	46,539	36,321	85,987	79,043
Total operating expenses	2,913,617	3,323,180	9,400,621	7,736,203

Loss from operations	(2,023,668)	(2,642,494)	(7,843,199)	(6,500,693)

Other income (expense)
Interest expense	(95,050)	(245,899)	(202,499)	(614,828)
Realized loss on derivative financial instruments	(15,508)	-	(1,410,908)	-
Unrealized gain on derivative financial
instruments and investment securities	1,847,691	3,276,289	3,519,422	924,843
Other income (expense), net	49,146	(905,000)	10,768	(905,000)

Total other income (expense)	1,786,279	2,125,390	1,916,783	(594,985)

Loss before income tax	$(237,389)	$(517,104)	$(5,926,416)	$(7,095,678)

Income tax expense	(34,710)	(342,386)	(162,574)	(342,386)

Net loss	(272,099)	(859,490)	(6,088,990)	(7,438,064)

Preferred stock dividends	(3,990,139)	-	(11,124,809)	-

Net loss applicable to common stockholders	$(4,262,238)	$(859,490)	$(17,213,799)	$(7,438,064)

Net loss earnings per common share - basic and diluted	$(0.04)	$(0.01)	$(0.016)	$(0.10)

Weighted average shares outstanding - basic and diluted	104,354,190	76,593,154	104,354,190	76,038,427

Bonds.com Group, Inc.
Condensed Consolidated Statement of Changes in Stockholders’ Equity

							Total
					Additional		Stockholders'
	Preferred Stock		Common Stock		Paid-In	Accumulated	Equity
	Shares	Amount	Shares	Amount	Capital	(Deficit)	(Deficit)

Balances at January 1, 2010	-	$-	74,727,257	$7,472	$12,453,689	$(16,080,505)	$(3,619,344)

Issuance of preferred series "A" shares from purchase agreement, net of issuance costs	46,939	5	-	-	1,541,995	-	1,542,000

Issuance of common stock from purchase agreement, net of issuance costs	-	-	1,840,230	184	655,316	-	655,500

Issuance of common stock for consulting services	-	-	25,667	3	9,622	-	9,625

Recognition of option grant relating to litigation settlement	-	-	-	-	174,093	-	174,093

Recognition of compensation expense on date of grant relating to stock options	-	-	-	-	888,700	-	888,700

Amortization of deferred compensation	-	-	-	-	245,792	-	245,792

Fair value of common stock warrants issued in conjunction with purchase agreement, net of applicable deferred taxes	-	-	-	-	(1,222,846)	-	(1,222,846)

Fair value of common stock warrants issued in conjunction with financing agreement	-	-	-	-	41,547	-	41,547

Fair value of common stock warrants issued in conjunction with 2010 May financing, net of applicable deferred taxes	-	-	-	-	(36,029)	-	(36,029)

Fair value of common stock warrants issued in conjunction with 2010 October Exchange Offer			27,100,985	2,710	1,894,359		1,897,069

Issuance of convertible preferred series B shares from purchase agreement, net of issuance costs	20,000	2	-	-	1,217,974	-	1,217,976

Issuance of convertible preferred series B-1 shares from purchase agreement, net of issuance costs	6,000	1	-	-	2,192,357	-	2,192,358

Recognition of severed executives share based compensation					1,407,943		1,407,943

Net (loss)	-	-	-	-	-	(12,514,746)	(12,514,746)

Balances at December 31, 2010	72,939	$8	103,694,139	$10,369	$21,464,512	$(28,595,251)	$(7,120,362)

Issuance of series C convertible preferred stock for the acquisition of Beacon's assets	10,000	1	-	-	1,071,999	-	1,072,000
Issuance of convertible preferred series D shares of Unit sale, net issuance cost	8,900	1	-	-	8,561,374	-	8,561,375
Beneficial conversion feature related to the Unit sale of the convertible preferred series D	-		-	-	5,085,714	-	5,085,714
Fair value of common stock warrants issued in conjunction with February, March and June 2011 Unit sale	-	-	-	-	(2,358,718)	-	(2,358,718)
Preferred stock dividend as a result of the February 2011 Exchange Offer for convertible preferred series B shares for series D and convertible preferred series B-1 for series D-1	(22,500)	(3)	-	-	1,062,503	-	1,062,500
Beneficial conversion feature related to the February 2011 Exchange Offer for convertible preferred series B shares for series D and convertible preferred series B-1 for series D-1	-	-	-	-	1,999,998	-	1,999,998
Fair value of common stock warrants issued in conjunction with February 2011 Exchange Offer	-	-	-	-	(574,601)	-	(574,601)
Amortization of deferred compensation	-	-	-	-	609,238	-	609,238
Equity compensation expense	-	-	-	-	1,622,647	-	1,622,647
Fair value modification of equity options	-	-	-	-	100,000	-	100,000
Common stock associated with the exchange offer	-	-	660,051	66	46,138	-	46,204
Series A preferred stock associated with the exchange offer	38,896	3	-	-	-	-	3
Issuance of common stock warrants for consulting services	-	-	-	-	1,017,700	-	1,017,700
Conversion price reduction related to convertible notes	-	-	-	-	441,262	-	441,262
Net loss	-	-	-	-	-	(17,213,799)	(17,213,799)

Balances at June 30, 2011 (unaudited)	108,235	$10	104,354,190	$10,435	$40,149,766	$(45,809,050)	$(5,648,839)

Bonds.com Group, Inc.
Condensed Consolidated Statement of Cash Flows

	Six Months Ended June 30,
	2011	2010
	(unaudited)	(unaudited)
Cash Flows From Operating Activities
Net loss	$(17,213,799)	$(7,438,064)
Adjustments to reconcile net loss to net cash used in operating activities:
Deferred income taxes	162,574	342,386
Depreciation	24,205	54,058
Amortization	85,987	79,043
Share-based compensation	2,331,885	2,102,757
Other Share-based compensation	-	183,718
Preferred stock dividends	8,148,215	-
Realized loss on derivative financial instruments	1,410,908	-
Unrealized (gain) on derivative financial instruments	(879,567)	(924,843)
Amortization of debt discount	5,744	289,478
Exchange Offer Financing	46,204	-
Consulting services	1,017,700	-
Deferred rent income	(15,715)	-
Changes in operating assets and liabilities:
Deposit with clearing organization	(3,074,184)	664,071
Prepaid expenses and other assets	(31,698)	84,607
Security deposit	6,717	-
Accounts payable and accrued expenses	(1,088,230)	297,942
Deferred rent	(7,805)	(1,371)
Preferred stock dividends payable	336,745	-
Net cash used in operating activities	(8,734,114)	(4,266,218)

Cash Flows From Investing Activities
Purchases of property and equipment	(30,526)	(7,601)
Purchases of intangible assets	-	(16,976)
Proceeds from sale of investment securities	543	6,995
Net cash used in investing activities	(29,983)	(17,582)

Cash Flows From Financing Activities
Proceeds received from issuance of common stock	-	655,500
Proceeds received from issuance of preferred stock	8,561,375	1,542,000
Proceeds from convertible notes payable	-	650,000
Proceeds from notes payable	-	20,000
Repayments of notes payable, other	(82,000)	(1,147,953)
Repayments of notes payable, related parties	(200,000)	-
Repayment of convertible notes payable, other	(25,000)	-
Net cash provided by financing activities	8,254,375	1,719,547

Net decrease in cash	(509,722)	(2,564,253)
Cash and cash equivalents, beginning of period	548,030	2,672,230

Cash and cash equivalents, end of period	$38,308	$107,977

Supplemental Disclosure of Cash Flow Information
Cash paid for interest	$53,356	$280,772
Debt discount on convertible notes payable	$-	$9,919
Debt discount on warrants issued with notes payable	$-	$7,243
Common stock and options issued in connection with services rendered and a litigation settlement	$-	$183,718
Cancellation of unvested share-based compensation awards	$-	$22,533
Warrants issued at Exchange Offer	$574,601	$-
Assets acquisition	$973,000	$-
Conversion price reduction related to convertible notes	$441,262	$-
Goodwill	$99,000	$-

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

These results have been determined on the basis of Generally Accepted Accounting Principles (“GAAP”) and practices applied consistently with those used in the preparation of the Company’s condensed consolidated financial statements for the year ended December 31, 2010.  Operating results for the three and six months ended June 30, 2011 are not necessarily indicative of the results that may be expected for the year ending December 31, 2011.

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

The Company, through its wholly-owned broker dealer subsidiary, Bonds.com, Inc., operates electronic trading platforms including BondsPRO.

During 2010, based on its strategic plan, the Company gradually reduced and discontinued its support and use of BondStation and began implementing BondsPRO. The Company rolled out BondsPRO during 2010. This platform offers professional traders and large institutional investors an alternative trading system to trade odd-lot fixed income securities. Users are able to customize screens and utilize dynamic filtering capabilities to quickly and easily select and view only those market areas that meet their criteria. The platform supports a broad range of trading opportunities, offering cutting edge technology solutions for list trading, Application Programming Interface (“API”) based order submission(s), and user portfolio specific market views. These securities include corporate bonds including emerging market debt. The BondsPRO platform provides users the ability to obtain real-time executable bids or offers on thousands of bond offerings sourced directly from broker-dealers and other end users. Unlike other electronic trading platforms that charge subscription fees, access charges, ticket fees, or commissions in order to generate revenue, our model allows us to generate revenue through mark-ups or mark-downs on secondary market securities.

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

2.	Summary of Significant Accounting Policies

Principles of Consolidation

The accompanying condensed consolidated financial statements include the accounts of Bonds.com Group, Inc., Bonds.com Holdings, Inc., Bonds.com, Inc., Bonds.com, LLC and Bonds MBS, Inc. These entities are collectively referred to as the “Company”.

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

Impairment of Long-Lived Assets

The Company reviews its long-lived assets for impairment whenever events or changes indicate that the carrying amount of an asset or group of assets may not be recoverable. For purposes of evaluating the recoverability of long-lived assets, the recoverability test is performed using undiscounted net cash flows related to the long-lived assets.  There were no impairment losses recorded during the six months ended June 30, 2011 and 2010.

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

Marketing and Advertising Costs

Marketing and advertising costs are expensed as incurred. Marketing and advertising expenses for the three months ended June 30, 2011 and 2010, were $31,103 and $97,968, respectively. Marketing and advertising expenses for the six months ended June 30, 2011 and 2010, were $56,103 and $213,205, respectively.

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

Share-Based Compensation

The Company accounts for its share-based awards associated with share-based compensation arrangements with employees and directors at fair value.  Equity-based awards granted by the Company are recorded as compensation.  These costs are measured at the grant date (based upon an estimate of the fair value of the compensation granted) and recorded to expense over the requisite service period, which generally is the vesting period.  Fair value of share-based compensation arrangements are estimated using the Black-Scholes option pricing model.

Recently Issued Accounting Standards

In January 2010, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Codification (“ASU”) No. 2010-06, Improving Disclosures about Fair Value Measurements (“ASU 2010-06”). ASU 2010-06 amends the Fair Value Measurements and Disclosures Topic to require additional disclosures regarding fair value measurements. The amended guidance requires entities to disclose additional information regarding assets and liabilities that are transferred between levels of the fair value hierarchy. Entities are also required to disclose information in the Level 3 rollforward about purchases, sales, issuances and settlements on a gross basis. In addition to these new disclosure requirements, ASU 2010-06 clarifies existing guidance pertaining to the level of disaggregation at which fair value disclosures should be made and the requirements to disclose information about the valuation techniques and inputs used in estimating Level 2 and Level 3 fair value measurements. The guidance in ASU 2010-06 is effective for interim and annual reporting periods beginning after December 15, 2009, except for the requirement to separately disclose purchases, sales, issuances and settlements in the Level 3 rollforward, which becomes effective for fiscal years (and for interim periods within those fiscal years) beginning after December 15, 2010. The Company’s adoption of ASU 2010-06, effective January 1, 2010, did not have a material impact on its condensed consolidated financial position, results of operations or cash flows during the six months ended June 30, 2011.

In December 2010, the FASB issued Accounting Standards Update (“ASU”) 2010-29, “Business Combinations (Topic 805), Disclosure of Supplementary Pro Forma Information for Business Combinations”. The objective of this ASU is to address diversity in practice about the presentation of pro forma revenue and earnings disclosure requirements for business combinations, and specifies that a public entity that presents comparative financial statements should disclose revenue and earnings of the combined entity as though the business combination(s) that occurred during the current year had occurred as of the beginning of the comparable prior annual reporting period only. This ASU is effective prospectively for business combinations on or after January 1, 2011. We adopted this standard in the first quarter of 2011.  See note 8.

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

Since its inception, the Company has generated limited revenues and has incurred a cumulative net loss of $45,809,050.  As of June 30, 2011, the Company has a working capital deficit of $4,643,310, including approximately $650,000 of outstanding convertible note plus interest payable within the next twelve months.  Management commenced operations in December of 2007 and utilized capital raised throughout the years ended December 31, 2009, 2008 and 2007.  Operations during the year ended December 31, 2010 and the six months ended June 30, 2011 have also been funded using proceeds received from the issuance of convertible notes to related and unrelated parties, secured promissory notes to related and unrelated parties and the issuance of common and preferred stock as sources of funds.  If the Company does not obtain additional capital in the near term, its ability to continue to implement its business plan may be limited.  These conditions raise substantial doubt about the Company’s ability to continue as a going concern.

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

Recurring Fair Value Measurement Valuation Techniques

The fair value for certain financial instruments is derived using pricing models and other valuation techniques that involve significant management judgment. The price transparency of financial instruments is a key determinant of the degree of judgment involved in determining the fair value of the Company’s financial instruments. Financial instruments for which actively quoted prices or pricing parameters are available will generally have a higher degree of price transparency than financial instruments that are thinly traded or not quoted. In accordance with FASB ASC 820, the criteria used to determine whether the market for a financial instrument is active or inactive is based on the particular asset or liability. The Company considered the market for other types of financial instruments, including certain derivative financial instruments, to be inactive as of June 30, 2011. As a result, the valuation of these financial instruments included significant management judgment in determining the relevance and reliability of market information available. The Company considered the inactivity of the market to be evidenced by several factors, including limited trading of the Company’s stock since its inception in December of 2007.

Investment Securities

As of June 30, 2011 investment securities included corporate bonds.  These securities were valued utilizing recent market transactions for identical or similar instruments to corroborate pricing service fair value measurements and are generally categorized in Level 2 of the fair value hierarchy.

Derivative Financial Instruments

The Company’s derivative financial instruments consist of conversion options embedded in convertible promissory notes and warrants issued in connection with the sale of common stock and preferred shares that contain “down round” protection to the holders.  These derivatives are valued with pricing models commonly used by the financial services industry using inputs generally observable in the financial services industry. The Company considers these models to involve significant judgment on the part of management, including the inputs utilized in its pricing models.  The majority of the Company’s derivative financial instruments are categorized in Level 3 of the fair value hierarchy. The Company estimates the fair value of derivatives utilizing the Black-Scholes option pricing model, as the derivatives held by the Company are comprised of options to convert outstanding promissory notes payable into shares of the Company’s stock, at the note holder’s option and warrants that contain “down round” protection features.  This model is dependent upon several variables such as the expected option term, expected risk-free interest rate over the expected option term, the expected dividend yield rate over the expected option term and the expected volatility of the Company’s stock price over the expected term. The expected term represents the period of time that the options granted are expected to be outstanding. The risk-free rates are based on U.S. Treasury securities with similar maturities as the expected terms of the options at the date of issuance.  Expected dividend yield is based on historical trends. For the year ended December 31, 2008, the Company estimated the volatility of its common stock utilizing its daily average closing price since December 21, 2007, when it began actively trading under the symbol Bonds.com Group, Inc. Commencing with the quarter ended March 31, 2009, the Company changed its methodology to estimate volatility of its common stock based on an average of published volatilities contained in the most recent audited financial statements of other publicly reporting companies in the similar industry to that of the Company. The Company determined that the historical prices of its publicly trade common stock no longer was the best proxy to estimate the Company’s volatility. Commencing with the quarter ended March 31, 2011, the Company changed its methodology for measuring the market price of its stock which was based on it’s over-the-counter market trading price. The Company determined that the historical prices of its publicly traded common stock were no longer sufficient as a single measurement to determine the readily determinable fair value of the Company’s stock. The over-the-counter market has not been active and private sales of the Company’s shares sold are significantly lower and needed to be included in the measurment to determine the market price. The relevant observable inputs were the prices and volume of trading activity for both the over-the-counter market and private sales using a Volume-Weighted Average Price (‘VWAP’) method over a twelve month period time based on management’s judgment.

Level 3 Assets and Liabilities

Level 3 liabilities include instruments whose value is determined using pricing models and for which the determination of fair value requires significant management judgment or estimation.

Fair values of assets measured on a recurring basis at June 30, 2011 and December 31, 2010 are as follows:

		Quoted Prices
		in Active
		Markets for	Significant
		Identical	Other
		Assets /	Observable	Significant
		Liabilities	Inputs	Unobservable
	Fair Value	(Level 1)	(Level 2)	Inputs (Level 3)
June 30, 2011
Assets
Investment securities	$1,984	$—	$1,984	$—
Total assets measured at fair value on a recurring basis	$1,984	$—	$1,984	$—

Liabilities
Derivative financial instruments	$3,488,242	$—	—	$3,488,242
Total liabilities measured at fair value on a recurring basis	$3,488,242	$—	$—	$3,488,242

December 31, 2010
Assets
Investment securities	$2,527	$—	$2,527	$—
Total assets measured at fair value on a recurring basis	$2,527	$—	$2,527	$—

Liabilities
Derivative financial instruments	$464,844	$—	$—	$464,844
Total liabilities measured at fair value on a recurring basis	$464,844	$—	$—	$464,844

Both observable and unobservable inputs may be used to determine the fair value of positions that the Company has classified within the Level 3 category. As a result, the unrealized gains for liabilities within the Level 3 category presented in the tables below may include changes in fair value that were attributable to both observable and unobservable inputs. The following table presents additional information about Level 3 assets and liabilities measured at fair value on a recurring basis for the six months ended June 30, 2011:

Fair Value of
Derivative
Financial
Instruments

January 1, 2011	$464,844
Included in Earnings	(2,108,514)
Included in Other Comprehensive Income	—
Total	(1,643,670)
Purchases, Sales, Other Settlements and Issuances, Net	5,131,912
Net Transfers In and/or (Out) of Level 3	—
June 30, 2011	$3,488,242

The majority of total unrealized loss were related to Level 3 instruments held during 2011.

5.	Credit Risk

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

6.	Property and Equipment

Property and equipment consisted of the following at June 30, 2011 and December 31, 2010:

	June 30,	December 31,
	2011	2010
Leased property under capital leases	$209,757	$209,757
Computer equipment	247,002	216,476
Furniture and fixtures	46,904	46,904
Office equipment	111,177	111,177
Leasehold improvements	10,372	10,372
Total property and equipment	625,212	594,686
Less: accumulated depreciation and amortization	(535,724)	(511,519)
Property and equipment, net	$89,488	$83,167

Depreciation expenses for the three and six months ended June 30, 2011 was $12,229 and $24,205, respectively. Depreciation expenses for the three and six months ended June 30, 2010 was $30,361 and $54,059, respectively.

7.	Intangible Assets

Intangible assets consisted of the following at June 30, 2011 and December 31, 2010:

	June 30,	December 31,
	2011	2010
Non-amortizing intangible assets
Domain name (www.bonds.com)	$850,000	$850,000
Broker dealer license	50,000	50,000
	900,000	900,000
Amortizing intangible assets
Technology	641,000	—
Software	431,996	431,996
Customer Relationships	322,000	—
Capitalized website development costs	196,965	196,965
Trade Name / Trademarks	10,000	—
Other	6,529	6,529
Total intangible assets	2,508,490	1,535,490
Less: accumulated amortization	(681,718)	(595,731)
Intangible assets, net	$1,826,772	$939,759

Amortization expenses for the three and six months ended June 30, 2011 was $46,539 and $85,987, respectively. Amortization expenses for the three and six months ended June 30, 2010 was $36,321 and $79,043, respectively.

The following is a schedule of estimated future amortization expense of intangible assets as of June 30, 2011:

Year Ending December 31,
2011	$106,310
2012	167,408
2013	164,218
2014	161,388
2015 and after	327,448
$926,772

8.	Business Acquisition

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

The asset acquisition of Beacon will require a comprehensive review of the consideration given and the asset and liabilities acquired including an evaluation of the integration of Beacon. As previously discussed the consideration for the asset acquisition was 10,000 shares of Series C Convertible Preferred Stock. The preliminary fair value of the Series C Convertible Preferred Stock was determined to be $1,072,000. The final determination is subject to the completion of a comprehensive independent valuation of the assets acquired and liabilities assumed. The Company is in the process of an independent valuation and expects to have this valuation completed by the end of the third quarter of 2011.

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

The following unaudited pro forma consolidated results of operations for the six months ended June 30, 2011 and 2010 have been prepared as if the acquisition of Beacon had occurred at January 1,

	Six Months Ended
	June 30,
	2011	2010
Revenue	$1,752,421	$1,414,090

Net loss applicable to common stockholders	$(17,254,149)	$(7,735,693)

Net loss per common share—basic and diluted	$(0.09)	$(0.10)

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

9.	Notes Payable, Related Parties

The following is a summary of related party notes payable at June 30, 2011 and December 31, 2010:

	June 30,	December 31,
	2011	2010

$200,000 unsecured promissory note payable to John Barry III, one of the Company’s directors, originating from a total of $250,000 in cash received in January and February of 2008, bearing interest at 15% per annum. Amended in January 2010 for principal and accrued interest to be due when either (a) the company has at least 12 months cash reserve for working capital and regulatory capital requirements, or (b) once John Barry III is no longer a director of the company.	$—	$200,000

$300,000 secured promissory note held by the Nadel Receiver, originating from the $400,000 Valhalla Investment Partners Note (the “Valhalla Note”), an investment fund that is a beneficial owner of shares of our common stock and was formerly co-managed by Christopher D. Moody, a former director (“Christopher Moody”). The note bears interest at 9% per annum, principal of $100,000 and accrued interest due on October 12, 2013, secured by the Company’s Bonds.com domain name.	100,000	100,000
Total	$100,000	$300,000

Less: current portion	—	—
Long-term portion	$100,000	$300,000

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

On February 2, 2011, the Company paid in full John Barry III the principal and accrued interest of $200,000 and $39,028, respectively.

Interest expense recognized on related party notes payable for the three months ended June 30, 2011 and 2010 was $2,275 and $14,030, respectively. Interest expense recognized on related party notes payable for the six months ended June 30, 2011 and 2010 was $7,275 and $30,155, respectively.

10.	Convertible Notes Payable, Related and Non-Related Parties

The following is a summary of related party and non-related party convertible notes payable at June 30, 2011 and December 31, 2010:

	June 30,	December 31,
	2011	2010
Related Parties

$1,236,836 secured convertible promissory note held by the Nadel Receiver, originating from the conversion of $1,236,836 of previously outstanding promissory notes and accrued interest in September of 2008, and $50,000 in cash received in December of 2008, bearing interest at 10% per annum, principal and accrued interest is due at maturity on October 12, 2013.	$1,286,836	$1,286,836

$203,800 secured convertible promissory note payable to Valhalla Investment Partners, an investment fund formerly co-managed by Christopher Moody, originating from the conversion of $203,800 of previously outstanding promissory notes and accrued interest in September of 2008, bearing interest at 10% per annum, principal and accrued interest is due at maturity on October 12, 2013	203,800	203,800

$250,000 secured convertible promissory note payable to the Neil Moody Revocable Trust, an entity affiliated with Christopher Moody, originating from $250,000 in cash received in October of 2008, bearing interest at 10% per annum, principal and accrued interest is due at maturity on October 12, 2013.	250,000	250,000

$650,000 secured promissory note, May 2010 financing, bearing interest at 9% per annum, principal and accrued interest is due at maturity on June 30, 2012.	650,000	650,000
Total Related Parties	2,390,636	2,390,636

Non-Related Parties

$1,275,000 in secured convertible promissory notes payable to various individuals, originating from $1,275,000 in cash received during the period from September 22, 2008 through June 30, 2009.	1,250,000	1,275,000
Total	1,250,000	1,275,000
Less: unamortized debt discount	(17,528)	(23,271)
Total Non-Related Parties	1,232,472	1,251,729

Total	3,623,108	3,642,365
Less: current portion	(650,000)	(24,243)

Long-term portion	$2,973,108	$3,618,122

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

The Convertible Notes are secured by the Company, in general all of the Company’s assets, pursuant to the terms and conditions of a Security Agreement, dated September 24, 2008, as amended on February 3, 2009.

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

During the three months ended June 30, 2011 and 2010, the Company recognized $2,493 and $141,802 in interest expense related to the amortization of the debt discount associated with the warrants and the debt discount associated with the beneficial conversion future, respectively.

During the six months ended June 30, 2011 and 2010, the Company recognized $5,744 and $282,092 in interest expense related to the amortization of the debt discount associated with the warrants and the debt discount associated with the beneficial conversion feature, respectively.

During the three months ended June 30, 2011 and 2010, the Company also recognized $90,586 and $76,228 in interest expense on the outstanding related party and non-related party Convertible Notes, respectively.

During the six months ended June 30, 2011 and 2010, the Company also recognized $180,601 and $151,619 in interest expense on the outstanding related party and non-related party Convertible Notes, respectively.

11.	Notes Payable, Other

The following is a summary of outstanding principal due on unrelated third party notes payable at June 30, 2011 and December 31, 2010:

	June 30,	December 31,
	2011	2010

$250,000 note payable to an investment advisory firm for services rendered in relation to the Company’s reverse merger transaction, amended on March 12, 2010, bearing interest at 10.0% per annum, principal and accrued interest payments being due on March 15, 2010, June 15, 2010, September 15, 2010 and December 15, 2010.	$-	$82,000
Total		82,000
Less: current portion	-	82,000
Long-term portion	$-	$-

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

On March 12, 2010, the Company entered into a Second Amendment to the Promissory Note related to the $250,000 note with the investment firm, where the Company was required to pay the remaining principal balance as of March 12, 2010 ($144,000) along with unpaid consulting fees ($20,000) in installments of $41,000 on March 15, 2010, June 15, 2010, September 15, 2010 and December 15, 2010 along with accrued and unpaid interest at each installment.

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

Interest expense recognized on third party notes payable for the three months ended June 30, 2011 and 2010 was $0 and $22,104, respectively. Interest expense recognized on third party notes payable for the six months ended June 30, 2011 and 2010 was $4,249 and $82,297, respectively.

12.	Commitments and Contingencies

Operating Leases

The Company leases office facilities and equipment and obtains data feeds under long-term operating lease agreements with various expiration dates and renewal options.  These data feeds and associated equipment provide information from financial markets that are essential to the Company’s business operations.  The following is a schedule of future minimum rental payments required under operating leases as of June 30, 2011:

Year Ending December 31,
2011	$345,443
2012	238,511
2013 and thereafter	—
Total minimum payments required	$583,954

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

Rent expense for all operating leases for the three months ended June 30, 2011 and 2010 was $137,206 and $165,614, respectively. Rent expense for all operating leases for the six months ended June 30, 2011 and 2010 was $269,717 and $307,202, respectively.

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

Additionally, pursuant to his Employment Agreement, the Company has agreed to grant Mr. Sanderson two options to purchase shares of the Company’s Common Stock: (a) an option to purchase 18,575,000 shares of the Company’s Common Stock at a purchase price of $0.07 per share for a period of 7 years, half of which was vested at grant and the balance of which shall vest quarterly over a period of one year from the date of grant, and (b) an option to purchase 18,575,000 shares of the Company’s Common Stock at a purchase price of $0.105 per share for a period of 7 years, which shall vest quarterly over a period of three years after the option described above is fully vested; provided, however, that the Company shall not be required to grant such options until such time as the number of its authorized shares of Common Stock are increased from 300,000,000 shares to 1,000,000,000 shares.

Mr. O’Krepkie’s Employment Agreement provides that he shall be President of the Company, serving under the direction and supervision of the Company’s CEO and, indirectly, its Board of Directors.  The term of the Employment Agreement is indefinite.  Mr. O’Krepkie will be eligible for an annual performance bonus based on a percentage of “Qualifying Company Revenue,” which the Employment Agreement defines as the Company’s revenue net of clearing charges recognized from the operations of all lines of business directly supervised by Mr. O’Krepkie, minus non-cash revenue items otherwise included in such revenue (determined in accordance with GAAP on a consolidated basis).  Under the Employment Agreement, Mr. O’Krepkie’s performance bonus shall be (a) 10% of Qualifying Company Revenue up to $50,000,000 of Qualifying Company Revenue per year; (b) 7.5% of Qualifying Company Revenue from $50,000,001 to $100,000,000 of Company Qualifying Revenue per year; and (c) 5% of Company Qualifying Revenue greater than $100,000,000 per year.

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

Additionally, pursuant to his Employment Agreement, the Company has agreed to grant Mr. Chertoff two options to purchase shares of the Company’s Common Stock: (a) an option to purchase 4,000,000 shares of the Company’s Common Stock at a purchase price of $0.07 per share for a period of 7 years, half of which was vested at grant and the balance of which shall vest quarterly over a period of one year from the date of grant, and (b) an option to purchase 4,000,000 shares of the Company’s Common Stock at a purchase price of $0.105 per share for a period of 7 years, which shall vest quarterly over a period of three years after the option described above is fully vested; provided, however, that the Company shall not be required to grant such options until such time as the number of its authorized shares of Common Stock are increased from 300,000,000 shares to 1,000,000,000 shares.

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

Additionally, pursuant to his Employment Agreement, the Company has agreed to grant Mr. Ryan two options to purchase shares of the Company’s Common Stock: (a) an option to purchase 4,000,000 shares of the Company’s Common Stock at a purchase price of $0.07 per share for a period of 7 years, half of which was vested at grant and the balance of which shall vest quarterly over a period of one year from the date of grant, and (b) an option to purchase 4,000,000 shares of the Company’s Common Stock at a purchase price of $0.105 per share for a period of 7 years, which shall vest quarterly over a period of three years after the option described above is fully vested; provided, however, that the Company shall not be required to grant such options until such time as the number of its authorized shares of Common Stock are increased from 300,000,000 shares to 1,000,000,000 shares.

Litigation

The Company, along with John Barry III, one of its former directors, commenced an action in the Supreme Court of the State of New York, County of New York, on or about August 15, 2006, against Kestrel Technologies LLC a/k/a Kestrel Technologies, Inc. (“Kestrel”) and Edward L. Bishop III, Kestrel’s President, alleging certain defaults and breaches by Kestrel and Mr. Bishop under agreements with the Company.  On March 13, 2008, the Supreme Court of the State of New York granted the Company’s motion for summary judgment with respect to the payment of amounts owed under the agreements.  On April 1, 2008, a jury sitting in the Supreme Court of the State of New York found Kestrel liable for anticipatory breach of certain of its contractual obligations to the Company under the agreements and awarded the Company $600,000 plus interest.

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

The Company received a letter dated June 18, 2010, from Duncan-Williams’ counsel requesting arbitration. On July 13, 2010, the Company responded in a letter to Duncan-Williams indicating that due to vacations and scheduling conflicts, the timeline offered to the Company was not acceptable. The Company further responded to Duncan-Williams that it did not agree with certain interpretations of Duncan-Williams relating to the arbitration procedure. The Company did not hear further from Duncan-Williams. until December 3, 2010, when Duncan-Williams filed a motion to lift the stay issued on October 23, 2009 and to litigate the dispute in the United States District Court for the Western District of Tennessee. On December 20, 2010, counsel for the Company filed a response to Duncan-Williams’ motion, objecting to litigating the dispute in court and supporting the Company’s claims that it is prepared to arbitrate. On December 27, 2010, Duncan-Williams filed a reply to the Company’s response. On February 11, 2011 the United States District Court for the Western District of Tennessee issued an Order Denying Motion To Lift Stay and the Company on February 22, 2011 sent a letter to Duncan Williams counsel stating that the Company is prepared to move forward with the arbitration. As of the date of this report the Company has not received a response, except for an informal inquiry from an officer of Duncan-Williams seeking to initiate a discussion of the litigation.

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

On December 31, 2009, our Board unanimously adopted resolutions approving an amendment to the Company’s Certificate of Incorporation to increase the number of shares of common stock the Company is authorized to issue from 150,000,000 to 300,000,000 (the “Charter Amendment”). On the same date, holders of a majority of the shares of our common stock acted by written consent in lieu of a special meeting of stockholders to approve the Charter Amendment. Pursuant to Rule 14c-2 under the Securities Exchange Act of 1934, as amended, the Charter Amendment and related increase in our authorized shares of common stock was not be effective until at least twenty calendar days after the mailing of a definitive Information Statement to our stockholders. On March 11, 2010, we filed the definitive Information Statement Securities and Exchange Commission and mailed it to our stockholders. On March 31, 2010, the Charter Amendment was filed with the Secretary of State of the State of Delaware and such Charter Amendment and the increase in our authorized shares of common stock from 150,000,000 to 300,000,000 became effective.

On January 11, 2010, the Company amended its Certificate of Incorporation by filing a Certificate of Designation of Series A Participating Preferred Stock (the “Certificate of Designation”) which authorized and created 200,000 shares of Series A Participating Preferred Stock. The shares of Series A Participating Preferred Stock (the “Series A Preferred) have the following rights, privileges and preferences, among others, as more fully set forth in the Certificate of Designation. Subject to the liquidation preference described below, the Series A Preferred ranks pari passu with the Company’s common stock with respect to dividends and distributions upon liquidation, winding-up and dissolution of the Company and junior to any class or series of capital stock that ranks senior to the Series A Preferred as to dividends or distributions upon liquidation, winding-up and dissolution of the Company that is created in accordance with the consent rights described below. The Company may not declare, pay or set aside any dividends on shares of its common stock unless the holders of the Series A Preferred then outstanding shall first receive, or simultaneously receive, a dividend on each outstanding share of Series A Preferred in an amount at least equal to a rate per share of Series A Preferred determined by multiplying the amount of the dividend payable on each share of common stock by one hundred (100) (subject to appropriate adjustment in the event of any stock split, stock dividend, combination or other similar recapitalization with respect to the Series A Preferred if there is no proportionate action taken with respect to the common stock). In the event of any liquidation, dissolution or winding up of the Company (including certain changes of control that are deemed a liquidation), subject to the rights of any series of preferred stock which may from time to time come into existence, the holders of Series A Preferred shall be entitled to receive, prior and in preference to any distribution of any of the assets of the Company to the holders of common stock or the holders of any series of preferred stock expressly made junior to the Series A Preferred, an amount per share equal to $0.01 (subject to appropriate adjustment in the event of any stock split, stock dividend, combination or other similar recapitalization with respect to the Series A Preferred). Thereafter, subject to the rights of any series of preferred stock which may from time to time come into existence, the remaining assets of the Company available for distribution to its stockholders are required to be distributed among the holders of shares of Series A Preferred and common stock, pro rata based on the number of shares held by each such holder, treating for this purpose each such share of Series A Preferred as if it had been converted into one hundred (100) shares of common stock (subject to appropriate adjustment in the event of any stock split, stock dividend, combination or other similar recapitalization with respect to the Series A Preferred if there is no proportionate action taken with respect to the common stock) immediately prior to such liquidation (including a deemed liquidation), dissolution or winding up of the Company. The Series A Preferred is non-voting capital stock of the Company, except as may otherwise be required by applicable law and except that the holders thereof have certain limited approval rights, including.

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

On December 31, 2009, the Company and Fund Holdings consummated the final closing under the Fund Holdings UPA, with Fund Holdings investing an aggregate of $3,700,000 in connection with all closings (before deduction of fees and expenses payable or reimbursable by the Company pursuant to the Fund Holdings Purchase Agreement) for the purchase of 3,690 Units consisting of an aggregate of 9,841,230 shares of the Company’s common stock and 37,767,000 Ordinary Purchase Rights. In connection with the final closing under the Fund Holdings UPA, on December 31, 2009, the Company entered into a Unit Purchase Agreement (the “LVPIII UPA”) with Laidlaw Venture Partners III, LLC (“Laidlaw Venture Partners III”). Pursuant to the LVPIII UPA and at closings that occurred on December 31, 2009 and January 13, 2010, Laidlaw Venture Partners III invested $2,000,000 (before deduction of fees and expenses payable or reimbursable by the Company pursuant to the LVPIII UPA) and purchased 2,000 of Units of the Company, with each Unit consisting of 2,667 shares of the Company’s common stock and rights to purchase 7,200 additional shares the Company’s common stock (the “Laidlaw Ordinary Purchase Rights”). The Laidlaw Ordinary Purchase Rights are exercisable for a period of three years from the date of issuance at an exercise price of $0.375 per share.

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

Capital Raising October 2010

On October 19, 2010, the Company consummated a financing transaction pursuant to which, among other things, the Company issued equity securities for aggregate consideration equal to $1,950,000, comprised of $750,000 in cash and $1,200,000 through the cancellation of indebtedness owed by Holdings. As part of this financing transaction, the investors committed to purchase an additional $1,300,000 of the Company’s equity securities, subject to certain conditions. In connection with these financing transactions, the Company entered into a series of related material agreements, as discussed in detail below.

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

Edwin L. Knetzger, III, Co-Chairman and a member of our Board of Directors, provided Bonds MX with $800,000 of the $1,000,000 it loaned Holdings pursuant to the Bonds MX Note, is a significant equity owner in Bonds MX and, pursuant to the Bonds MX Purchase Agreement, agreed to fund $200,000 of the funds Bonds MX consummated the additional closings of the 8 units on November 1 and December 1, 2010.

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

These adjustments were contingent upon the occurrence of future sales of securities at more favorable terms than provided to Bonds MX and UBS and/or the inability of the Company to raise an aggregate of $8,000,000 by a specified date.

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

Exchange Offer

The aggregate number of shares issuable upon exercise of all Warrants of each class (when taken as a whole) that were validly tendered on October 7, 2010 was approximately 95,800,000, which represents approximately 85.64% of the shares issuable upon the exercise of all Warrants.

 In connection with the Exchange Offer, the Company issued approximately 27,000,000 shares of its common stock and recorded a charge of approximately $1,900,000.

Warrants to Terminate Agreement

As summarized in note 17, on October 19, 2010, the Company and Radnor Research and Trading Company, LLC terminated the Revenue Sharing Agreement. Prior to its termination, the Revenue Sharing Agreement required the Company to pay Radnor Research and additionally, on October 19, 2010, the Company issued Black-II Trust a warrant to purchase 10,000,000 shares of our Common Stock at an purchase price of $0.24 per share. This warrant was issued in exchange for affiliates of Black-II Trust consenting to terminate the Revenue Sharing Agreement and another contractual arrangement.

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

Unit Purchase Agreement

In addition to providing for the sale of the Units, the Unit Purchase Agreement contains representations and warranties and covenants of the Company in favor of Oak and GFI. The covenants set forth in the Unit Purchase Agreement include, without limitation, the following:

●
For so long as Oak or GFI owns any of the shares of Series D Preferred, Common Stock Warrants or the shares of Common Stock Warrants or the shares of Common Stock issuable upon conversion or exercise thereof, the Company is required to timely file all reports it is required to file with the SEC pursuant to the Securities Exchange Act of 1934 (as amended, the “1934 Act”), and the Company is prohibited from terminating its status as an issuer required to file reports under the 1934 Act even if the 1934 Act or the rules and regulations thereunder would otherwise permit such termination.

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

The Company has reviewed the terms of the preferred stock and warrants exchanges and accounted for these exchanges in accordance to the provision of ASC 480, Distinguishing Liabilities from Equity and ASC 470, Debt.

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

Due to the down-round provision and in accordance with the Contracts in Entity’s Own Equity Topic of ASC 815-40-15, all warrants issued are recognized as liabilities at their respective fair values on each reporting date. The fair values of these securities were estimated using a Black-Scholes valuation model, which is being marked-to-market each reporting period with corresponding changes in the fair value being recorded as unrealized gains or losses on derivative financial instruments in the consolidated statement of operations. The revaluation of the warrants at June 30, 2011 resulted in $64,287 unrealized gain on derivative financial instruments.

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

Related to the exchange of the 12.5 Series B-1 for Series D-1 Units the Company had fair value the warrants issued associated for each at grant date, which amounted to amounted to $205,225 and $703,572, respectively, resulting in an $498,347 realized loss of derivatives financial instruments at the exchange date. The fair values were determined using the Black-Scholes option-pricing model at $0.04 per warrant utilizing the following assumptions, expected volatility of 66.00%, risk-free interest rate of 2.10%, contractual term of five years.

Due to the down-round provision and in accordance with the Contracts in Entity’s Own Equity Topic of ASC 815-40-15, all warrants issued are recognized as liabilities at their respective fair values on each reporting date. The fair values of these securities were estimated using a Black-Scholes valuation model, which is being marked-to-market each reporting period with corresponding changes in the fair value being recorded as unrealized gains or losses on derivative financial instruments in the consolidated statement of operations. The revaluation of the warrants at June 30, 2011 resulted in $35,714 unrealized gain on derivative financial instruments.

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

Capital Raising June 2011

On June 23, 2011, the Company entered into a Unit Purchase Agreement with Jefferies & Company, Inc. (“Jefferies”) pursuant to which, among other things, the Company sold 20 Units to Jefferies for an aggregate purchase price of $2,000,000.  In connection with such sale, Jefferies joined as a party to the Series D Stockholders’ Agreement and the Amended and Restated Registration Rights Agreement.
In addition to providing for the sale of the Units, the Unit Purchase Agreement contains representations and warranties and covenants of the Company in favor of Jefferies.  The covenants set forth in the Unit Purchase Agreement include, without limitation, the following:
●
For so long as Jefferies owns any of the shares of Series D Preferred, Common Stock Warrants or the shares of Common Stock issuable upon conversion or exercise thereof, the Company is required to timely file all reports it is required to file with the SEC pursuant to the Securities Exchange Act of 1934 (as amended, the “1934 Act”), and the Company is prohibited from terminating its status as an issuer required to file reports under the 1934 Act even if the 1934 Act or the rules and regulations thereunder would otherwise permit such termination.

●	The Company is prohibited from selling any additional securities pursuant to the financing contemplated by the Unit Purchase Agreement without the prior written consent of Jefferies.

●
Until the earlier of (i) February 2, 2013 and (ii) the date Jefferies no longer holds Series D Preferred or at least 25% of the Common Stock received by Jefferies upon conversion of the Series D Preferred, the Company is prohibited from selling any equity or debt to a competitor of Jefferies without Jefferies’ prior written consent.

●
The Company is prohibited from selling any warrants, convertible debt or other securities convertible into the Company’s Common Stock that include dilution protection provisions other than provisions relating to stock splits, reclassifications, stock dividends and other similar events.

●
Subject to certain limitations, the Company is required to defend, protect, indemnify and hold Jefferies harmless from and against any and all actions, causes of action, suits, claims, losses, costs, penalties, fees, liabilities and damages, and expenses in connection therewith incurred by Jefferies as a result of, or arising out of, or relating to (a) any misrepresentation or breach of any representation or warranty made by the Company in the Unit Purchase Agreement, (b) any breach of any covenant, agreement or obligation of the Company contained in the Unit Purchase Agreement or the Series D Stockholders’ Agreement, or (c) any cause of action, suit or claim brought or made against Jefferies by a third party and arising out of or resulting from (i) the execution, delivery, performance or enforcement of the Unit Purchase Agreement, (ii) any transaction financed or to be financed in whole or in part, directly or indirectly, with the proceeds of the issuance of the securities contemplated by the Unit Purchase Agreement, or (iii) the status of Jefferies as an investor in the Company.

●
In the event the conclusion, settlement or determination of any action, suit, proceeding, arbitration or dispute between the Company and Duncan-Williams, Inc. results in the Company issuing shares of capital stock to Duncan-Williams, Inc. or any of its affiliates, the Company is required to issue (and take such steps as are necessary in order to issue) to Jefferies such number of shares of capital stock and rights to acquire shares of capital stock of the same type and with the same terms as are then held by Jefferies so that Jefferies’ fully-diluted ownership percentage as of the time immediately prior to the issuance to Duncan Williams, Inc. is not decreased by such issuance.

The Unit Purchase Agreement entered into on June 23, 2011 is substantially similar to the Unit Purchase Agreement entered into on February 2, 2011 and described in the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on February 8, 2011.

Additionally, in connection with the sale of Units on June 23, 2011, the Company and certain existing investors entered into an Amendment No. 1 to Series D Stockholders’ Agreement (the “Stockholders’ Agreement Amendment”).  Pursuant to the Stockholders’ Agreement Amendment, among other things, the Company agreed not to take certain actions without the prior consent of the holders of at least 85% of the Company’s issued and outstanding shares of Series C Convertible Preferred Stock, Series D Preferred and Series D-1 Convertible Preferred Stock voting together as a single class on an as-converted basis.  These actions include certain changes of control, the incurrence of indebtedness for borrowed money unless the Company would have (after giving effect to such incurrence) an EBITDA-to-interest ratio of at least 2:1, declaring any dividend in respect of the Company’s Common Stock, commencing bankruptcy or similar proceedings, making material changes to the Company’s principal business or the repurchase or redemption of the Company’s equity securities.  Prior to entering into the Stockholders’ Agreement Amendment, the Company was prohibited from taking such actions without the consent of the holders of at least 67% of the Company’s issued and outstanding shares of Series C Convertible Preferred Stock, Series D Preferred and Series D-1 Convertible Preferred Stock (voting together as a single class on an as-converted basis) pursuant to the Certificate of Designation of the Series D Convertible Preferred Stock and Series D-1 Convertible Preferred Stock.

The foregoing descriptions of the June 23, 2011 Unit Purchase Agreement, Amended and Restated Registration Rights Agreement, Series D Stockholders’ Agreement and Stockholders’ Agreement Amendment are summaries only and are qualified in their entirety by reference to actual agreements, which are included or incorporated by reference as exhibits on the Form 8-k filed with the Securities and Exchange Commission on June 28, 2011.

Related to the sale of the 20 Units the Company had to fair value the warrants issued associated with units, which amounted to $1,114,286, determined using the Black-Scholes option-pricing model at $0.04 per warrant utilizing the following assumptions, expected volatility of 66.00%, risk-free interest rate of 1.48%, and a contractual term of five years. Down-round provisions reduce the exercise price of the warrants if the Company either issues equity shares for a price that is lower than the exercise price of those instruments or issues new convertible instruments that have a lower exercise price.  Due to the down-round provision in the warrants and in accordance with the Contracts in Entity’s Own Equity Topic of ASC 815-40-15, all warrants issued are recognized as liabilities at their respective fair values on each reporting date. The fair values of these securities were estimated using a Black-Scholes valuation model, which is being marked-to-market each reporting period with corresponding changes in the fair value being recorded as unrealized gains or losses on derivative financial instruments in the consolidated statement of operations.

The remaining residual value of the Units was then allocated to the Convertible Series D Preferred Stock which amounted to $885,714.  As a result the Company has reviewed the terms of the preferred stock and accounted for these preferred stock in accordance to the provision of ASC 480, Distinguishing Liabilities from Equity and ASC 470, Debt, and as such, will be classified as an equity instrument with a beneficial conversion feature. The intrinsic value of the beneficial conversion feature of the Convertible Series D Preferred Stock was reflected as a preferred dividend of $1,142,857 at the time of issuance of the stock.

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

15.	Net Capital, Reserve Requirements and Regulatory Matters

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

Net capital positions of the Company’s broker dealer subsidiary were as follows at June 30, 2011:

Ratio of aggregate indebtedness to net capital	0.02 to 1
Net capital	$3,418,181
Required net capital	$100,000

On June 29, 2011, the Company received an Examination Report and Disposition Letter from the department of Member Regulation of the Financial Industry Regulatory Authority (“FINRA”), based on its examination of the Financial/Operational and Sales Practices of the Company covering a period during which Bonds.com Inc. was generally under prior management. The Examination Report identified certain violations of securities rules and regulations (“Exceptions”), which the department has referred to the Enforcement Department for its review and disposition. The Company continues to cooperate fully with FINRA.

The Company has contested each of the Exceptions identified, however cannot predict the outcome of the matters under review by Member Regulation, Enforcement Department, other FINRA departments or other regulatory agencies. The outcome of and costs associated with these matters could have a material adverse effect on the Company’s business, financial condition and/or operating results, and could divert the efforts and attention of management from the Company’s ordinary business operations.

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

On May 14, 2010, the Company granted two independent members of the Board of Directors 1,000,000 common stock options each, which fully vested on the date of grant. The options have a ten year life and an exercise price of $0.375 per share.

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

Additionally, on February 2, 2011, under the Loughlin separation agreement, the Company issued fully vested options to purchase 5,000,000 shares of common stock at $0.07 per share.

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

A summary of option activity as of June 30, 2011 and changes during the three months then ended is presented below:

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value

Outstanding at January 1, 2011	4,846,357	$0.40	4.51	$—
Granted	112,633,120	0.09	6.61	—
Exercised	—	—	—	—
Forfeited	—	—	—	—
Outstanding at June 30, 2011	117,479,477	$0.10	6.61	$—
Exercisable at June 30, 2011	53,023,930	$0.08	3.17	$—

The compensation expense recognized for the three months ended June 30, 2011 and 2010 were $0 and $998,828, respectively.   As of June 30, 2011, total unrecognized share-based compensation expense related to non-vested stock options was $2,830,961, and is expected to be recognized over a weighted average period of approximately 2.1 years.

17.	Related Party Transactions

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

Nikolson and Loughlin Separation Agreements

Under the Loughlin Separation Agreement, the company has agreed to pay approximately $775,000 in severance and benefits.  In addition, the Company issued fully-vested options to purchase 5 million shares of common stock at $0.07 per share, as of February 2, 2011.

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

The Company is renting office space in San Francisco from an institution that is affiliated with our co-chairman, Edwin L. Knetzger, III.

See notes 9, 10  and 11 with respect to Notes Payable, Related Parties and Convertible Notes Payable, Related Parties, Stockholders Equity

18.	Income Tax

For the six months ended June 30, 2011 and 2010, the Company recorded an income tax provision of $162,574 and $342,386, respectively.  The effective tax rate for the six months ended June 30, 2011 and 2010 was 1.94% and 4.6%, respectively.   The effective tax rate decrease for the six months ended June 30, 2011 was attributed to an unrealized gain on derivatives related to convertible notes payable.  The tax rate differs from the statutory federal rate of 34% primarily due to valuation allowances recorded on the Company's net operating loss carry forward generated during the period.  A valuation allowance has been recorded because it is more likely than not that the company will not be able to utilize net operating loss carry forward.

19.	Subsequent Events

On July 1, 2011, the Company held its 2011 Annual Meeting of Stockholders.  The proposals voted upon at the 2011 Annual Meeting were (1) the election of Edwin L. Knetzger, III, Michael O. Sanderson, David S. Bensol, Jeffrey M. Chertoff, George P. James, Patricia Kemp and H. Eugene Lockhart as directors of the Company to serve until the 2012 Annual Meeting of Stockholders, (2) the amendment of the Company’s Certificate of Incorporation to increase the number of shares of common stock we are authorized to issue from 300,000,000 to 1,500,000,000, and (3) the adjournment, postponement or continuation of the meeting if necessary to permit further solicitation of proxies if there were insufficient votes to approve either of the foregoing proposals.  All seven nominees for director were elected and the remaining proposals approved by the requisite votes of the Company’s stockholders.  Each of the foregoing proposals are described in more detail in the Company’s Proxy Statement on Schedule 14A filed with the Securities and Exchange Commission on May 25, 2011.

On July 14, 2011, the Company awarded stock options to H. Eugene Lockhart and Patricia Kemp, each directors of the Company.  Each option was fully vested upon grant and provides the holder with the right to purchase up to 6,157,767 shares of our Common Stock at an exercise price of $0.075 per share, which was the most recent closing price of our Common Stock reported on the OTC Bulletin Board as of the date of grant.  The foregoing options expire on the seventh anniversary of the date of grant.  These options include the options for 5,666,560 shares of Common Stock that our Board of Directors previously approved subject to the satisfaction of certain conditions, as we reported in a Current Report on Form 8-K filed with the Securities and Exchange Commission on March 9, 2011.

Additionally, on July 14, 2011, the Company awarded stock options to Michael O. Sanderson, our Chief Executive Officer, George O’Krepkie, our President, Jeffrey M. Chertoff, our Chief Financial Officer, and John Ryan, our Chief Administrative Officer, pursuant to our 2011 Equity Plan.  The options awarded to Messrs. Sanderson, O’Krepkie, Chertoff and Ryan provide them with the right to purchase up to 41,051,780, 3,901,780, 8,000,000 and 8,000,000 shares of our Common Stock, respectively, at an exercise price of $0.075 per share.  Each of these options was 25% vested upon grant, with the balance vesting in equal quarterly installments over a four-year period.  These options expire on the seventh anniversary of the date of grant.  The options awarded to Messrs. Sanderson, Chertoff and Ryan were pursuant to their Employment Agreements reported by the Company in a Current Report on Form 8-K filed with the Securities and Exchange Commission on February 8, 2011.

On August 11, 2011, the Company entered into a Marketing Agreement with Red Kite Americas LLC (“Red Kite”). Pursuant to the Marketing Agreement, among other things, Red Kite has agreed to use its best efforts to market and promote our trading platform to institutional investors whose principal places of business are located in Brazil, Mexico or Columbia, and the Company has agreed to compensate Red Kite for such efforts. Red Kite’s compensation pursuant to this Marketing Agreement will be comprised of (a) a flat fee in the amount of $175.00 for each transaction in fixed income instruments executed on our trading platform by clients referred to Bonds.com, Inc. by Red Kite (subject to certain limitations), (b) a warrant to purchase 2,857,143 shares of the Company’s common stock at an exercise price of $0.07 per share, which will be issued to Red Kite immediately (the “Initial Warrant”), and (c) additional warrants to purchase shares of the Company’s common stock, with the number of shares issuable under and exercise price of such warrants determined based on 5% of the net revenue in excess of $100,000 we generate from clients referred to us by Red Kite and the 20-day weighted average price of our common stock at the end of each 12-month period under the Marketing Agreement (each an “Additional Warrant”). For example, if after the first 12-month period under the Marketing Agreement, we have generated net revenue of $200,000 from clients referred to us by Red Kite, Red Kite’s compensation would include a warrant for a number of shares equal to $5,000 (the 5% of the net revenue in excess of $100,000 for such 12-month period) divided by the 20-day weighted average price of the Company’s common stock, and such warrant would have an exercise price equal to the 20-day weighted average price of such common stock. The Initial Warrant and any Additional Warrants will have an exercise period of five years.

Pursuant to the Marketing Agreement, Red Kite has agreed that it will offer our corporate fixed income trading platform exclusively, except that Red Kite may collaborate with a competitor of ours to offer such a platform if it determines that we have not made substantial reasonable progress in building, marketing and branding an emerging markets fixed income product after one year. Additionally, the Company has agreed that it will offer its trading platform exclusively through Red Kite in Brazil, Mexico and Columbia, except that this exclusivity obligation would terminate if Red Kite exercises its right to collaborate with a competitor of ours.

The Marketing Agreement’s initial term is three years and it automatically renews for successive one-year terms unless terminated by either party upon 90-days notice prior to the end of a term. Red Kite shall have the right to terminate the Marketing Agreement earlier if the Company is unable to develop an emerging markets trading platform on or before the first anniversary of the Marketing Agreement or if the Company materially breaches the Marketing Agreement. The Company will have the right to terminate the Marketing Agreement earlier if (a) the aggregate per-transaction fees payable to Red Kite during the first year of the Marketing Agreement do not equal or exceed $100,000, (b) Red Kite materially breaches the Marketing Agreement, (c) Red Kite experiences a change of control, or (d) the Company experiences a change of control and pays a one-time termination fee equal to 50% of the per-transaction fees that otherwise would have been payable during the 12-month period following termination.

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

Earnings Overview

The Company incurred a loss applicable to common stockholders of approximately $17,214,000 for the six months ended June 30, 2011.  During the six months ended June 30, 2010, the Company incurred a loss of approximately $7,438,000, which is a change of approximately $9,776,000.  The net change was primarily due to an increase in preferred stock dividends expense of approximately $11,125,000, an increase in realized loss on settled derivative related to the February 2, 2011 exchange offer and conversion price reduction related to the convertible notes of approximately $1,411,000,  an increase in unrealized gain on derivative financial instrument of approximately $2,594,000 and  an increase in share based compensation, professional fee and technology and communication expense of approximately $2,232,000, $1,920,000 and $87,000, respectively, offset by an increase in gross margin of approximately $322,000, and a decrease in compensation expense, interest expense, other expense, income tax and other miscellaneous expense of approximately $2,444,000, $412,000, $916,000, $180,000 and $131,000, respectively.

Revenue

During the six months ended June 30, 2011, the Company generated revenue of $1,752,000, compared to $1,414,000 for the six months ended June 30, 2010.  The comparative increase of 24% or approximately $338,000, was due to revenues from increased transactions in fixed income securities on our trading platform.  The sale revenues are generated by spreads we receive equal to the difference between the prices at which we sell securities on our BondPro trading platforms and the prices we pay for those securities. Given that our revenue is measured as a function of the aggregate value of the securities traded, our per trade revenue varies to a great deal based on the size of the applicable trade.

Gross Margin

Gross margin as a percentage of sales, or gross margin, increased by 9% to 96% for the three  months ended June 30, 2011 compared to the three months ended June 30, 2010 of 87%.  The increase in gross margin was due the renegotiation of the clearing charges with our vendor in February 2011.

For the six months ended June 30, 2011, gross margin increased by 2% to 89% compared to the six months ended June 30, 2010 of 87%.  The increase in gross margin was due the renegotiation of the clearing charges with our vendor in February 2011.

Operating Expenses

For the three months ended June 30, 2011, operating expenses were $2,914,000, compared to $3,323,000 for the three months ended June 30, 2010.  The comparative decrease of approximately $409,000 during the three months ended June 30, 2011 is primarily due to a decrease in compensation expense of approximately $697,000, a decrease in depreciation and amortization of approximately $8,000, a decrease in other miscellaneous expense of approximately $72,000, offset by an increase in professional fees and technology and communication expense of approximately $253,000 and $115,000, respectively.

For the six months ended June 30, 2011, operating expenses were $9,400,000, compared to $7,736,000 for the six months ended June 30, 2010.  The comparative increase of approximately $1,664,000 during the six months ended June 30, 2011 is primarily due to a decrease in compensation expense of approximately $2,444,000, a decrease in depreciation and amortization of approximately $23,000, a decrease in other miscellaneous expense of approximately $108,000, offset by an increase in share based compensation, professional fees and technology and communication expense of approximately $2,232,000, $1,920,000 and $87,000, respectively.

Other Income and Expense

For the three months ended June 30, 2011, other income was 1,786,000 compared to $2,125,000 for the three months ended June 30, 2010.  The comparative decrease of approximately $339,000 during the three months ended June 30, 2011 is primarily due to a decrease in interest expense of approximately $151,000,  a decrease in other expense approximately $954,000, offset by a decrease in unrealized gain on derivative financial instrument of approximately $1,428,000 and an increase on realized loss on derivative financial instrument of approximately $16,000.

For the six months ended June 30, 2011, the Company incurred other income of $1,917,000, compared to other expense of $595,000 for the six months ended June 30, 2010.  The comparative increase of approximately $2,512,000 during the six months ended June 30, 2011 is primarily due to a decrease in interest expense of approximately $412,000,  a decrease in other expense of approximately $916,000, an increase in unrealized gain on derivative financial instrument of approximately $2,595,000, offset by an increase in realized loss on settled derivatives of approximately $1,411,000.

Liquidity and Capital Resources

As of June 30, 2011, the Company had total current assets of approximately $3,611,000, which was comprised of cash and cash equivalents, deposits with clearing organizations, and prepaid expenses and other assets.  This compares with current assets of approximately $1,016,000, comprised of cash and cash equivalents, investment securities, deposits with clearing organizations, and prepaid expenses and other assets, as of December 31, 2010.  As of June 30, 2011 and December 31, 2010, $3,447,312 and $373,128, respectively, of current assets were classified as deposits with clearing organizations.  The increase is primarily related to the aggregate of $8,561,375, net of costs, raised by the Company in financing transaction on February 2, March 7 and June 23, 2011 and the result of the Company using cash and cash equivalents available for operations during the quarter period ended June 30, 2011.

The Company’s current liabilities as of June 30, 2011 totaled approximately $8,255,000, comprised of accounts payable and accrued expenses of approximately $3,780,000, liabilities under derivative financial instruments of $3,488,000, convertible note payable of $650,000 and preferred stock dividend payable of  approximately $337,000.  This compares to current liabilities at December 31, 2010 of approximately $5,439,000, comprised of accounts payable and accrued expenses of approximately $4,868,000, liabilities under derivative financial instruments of approximately $465,000, and convertible notes payable other and notes payable other of approximately $24,000 and $82,000, respectively, due within the next 12 months.

As of June 30, 2011, we had a working capital deficit of approximately $4,643,000, compared to a working capital deficiency of approximately $4,423,000 at December 31, 2010, an increase of approximately $220,000.  We currently do not believe we have sufficient liquidity to satisfy all current obligations when they come due; however, management is actively pursuing additional financing.  There is no assurance that those efforts will be successful. If we are unable to secure additional funding it may materially impair our ability to continue to operate our business.

Historically, we have satisfied our funding needs primarily through equity and debt financings, and we need to raise additional funding promptly or we risk a cessation or interruption in our business. As of August 15, 2011, the Company had cash on hand and liquid deposits with clearing organizations in the total amount of approximately $2,300,000, which includes the proceeds from the recent financings described in Note 13. We intend to use the majority of these funds for working capital purposes. Management anticipates that our current liquidity, along with cash generated from revenues, will be sufficient for sustaining our operating activities only until approximately the end of October 2011. While we are actively negotiating for additional equity investments by new investors, there is no assurance that we will be successful in raising additional capital. If we are unable to raise sufficient capital in the very near term, we may experience an interruption or cessation of our business and may be forced to seek reorganization or liquidation under U.S. bankruptcy laws. For these reasons and others, there is substantial doubt about our ability to continue as a going concern.

The Company is actively pursuing additional equity capital from new investors. These potential investors have discussed potential terms of their investments which include, among other things, a valuation of the Company that would significantly dilute the ownership stake of existing stockholders.  It appears that the Company will not be able to raise additional equity capital, if at all, except at a valuation that will be significantly dilutive to existing investors.

The following is a summary of the Company’s cash flows provided by (used in) operating, investing, and financing activities for the six months ended June 30, 2011 and 2010 (in 000’s):

	Six Months Ended June 30, 2011	Six Months Ended June 30, 2010
Net cash (used) in operating activities	$(8,734)	$(4,266)
Net cash (used in) investing activities	$(30)	$(17)
Net cash provided by financing activities	$8,254	$1,719
Net (decrease) in cash	$(510)	$(2,564)

Net cash used in operations for the six months ended June 30, 2011 was approximately $8,734,000, compared with a use of cash of approximately $4,266,000 for the six months ended June 30, 2010. The increase in cash usage for the six months ended June 30, 2011 is due primarily to non-cash items related to the Exchange Offer and the Unit sale for unrealized gain on derivative financial instruments, realized loss on derivative financial instruments and preferred stock dividends of  approximately $880,000, $1,411,000 and $8,148,000, respectively, and share based compensation of $2,332,000 offset by cash outflows for transfer of net deposits to clearing organizations in the amount of approximately $3,074,000 and net changes in working capital items in the amount of approximately $784,000.

Net cash used in investing activities for the six months ended June 30, 2011 were approximately $30,000, compared with a use of cash of approximately $17,000 for the six months ended June 30, 2010.

Net cash provided by financing activities were approximately $8,254,000 for the six months ended June 30, 2011, compared with cash provided by financing activities of approximately $1,719,000 for the six months ended June 30, 2010. Cash flows provided by financing activities in the six months ended June 30, 2011 reflected approximately $8,561,000 of net proceeds received from the Series D-1 Convertible Preferred Stock capital raise.  These amounts were offset by payments of debt made during the quarter ended June 30, 2011 of approximately $307,000. Cash flows provided by financing activities for the six months ended June 30, 2010  reflected the issuance of approximately $655,000 in common stock, approximately $1,542,000 Series A Preferred Stock and proceeds from notes payable and convertible notes payable of approximately $20,000 and $650,000, respectively.  These amounts were offset by repayments of debt made during the quarter ended June 30, 2010 of $1,148,000.

On June 29, 2011, the Company received an Examination Report and Disposition Letter from the department of Member Regulation of the Financial Industry Regulatory Authority (“FINRA”), based on its examination of the Financial/Operational and Sales Practices of the Company covering a period during which Bonds.com Inc. was generally under prior management. The Examination Report identified certain violations of securities rules and regulations (“Exceptions”), which the department has referred to the Enforcement Department for its review and disposition. The Company continues to cooperate fully with FINRA.

The Company has contested each of the Exceptions identified, however cannot predict the outcome of the matters under review by Member Regulation, Enforcement Department, other FINRA departments or other regulatory agencies. The outcome of and costs associated with these matters could have a material adverse effect on the Company’s business, financial condition and/or operating results, and could divert the efforts and attention of management from the Company’s ordinary business operations.

Recent Financing Activities

See Note 13 in respect to recent financing which includes prohibiting the Company from selling any additional securities pursuant to the financing contemplated by the Unit Purchase Agreement without the prior written consent of the Series D Preferred Stockholders.

Going Concern

Our independent auditors have added an explanatory paragraph to their audit opinion issued in connection with the consolidated financial statements of Bonds.com Group, Inc. for the years ended December 31, 2010 and 2009, with respect to their doubt about our ability to continue as a going concern due to our recurring losses from operations and our accumulated deficit. We have a history of operating losses since our inception in 2005, and had a working capital deficit of approximately $4,643,000 and an accumulated deficit of approximately $45,809,000 at June 30, 2011, which together raises doubt about the Company’s ability to continue as a going concern.  Our ability to continue as a going concern will be determined by our ability to sustain a successful level of operations and to continue to raise capital from debt, equity and other sources. The accompanying unaudited condensed consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

Income Taxes

We recognize deferred income taxes for the temporary timing differences between U.S. GAAP and tax basis taxable income. Deferred tax assets are reduced by a valuation allowance when, in the opinion of management, it is more likely than not that some portion or all of the deferred tax assets will not be realized. We evaluate and determine on a periodic basis the amount of the valuation allowance required and adjust the valuation allowance as needed. As of June 30, 2011 and 2010, a valuation allowance was established for the full amount of deferred tax assets related to the Company’s net operating loss carry forwards due to the uncertainty of its realization.

Share-Based Compensation

We measure equity-based compensation awards at the grant date (based upon an estimate of the fair value of the compensation granted) and record the expense over the requisite service period, which generally is the vesting period. Accordingly, we estimate the value of employee stock options using a Black-Scholes option pricing model, where the assumptions necessary for the calculation of fair value include expected term and expected volatility, which are subjective and represent management’s best estimate based on the characteristics of the options granted.

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

Changes in Internal Controls over Financial Reporting

There have been no changes in our internal controls over financial reporting during the quarter ended June 30, 2011 that have materially affected or are reasonably likely to materially affect our internal controls over financial reporting.

PART II — OTHER INFORMATION

Item 1.	Legal Proceedings.

The Company, along with John Barry III, one of its former directors, commenced an action in the Supreme Court of the State of New York, County of New York, on or about August 15, 2006, against Kestrel Technologies LLC a/k/a Kestrel Technologies, Inc. (“Kestrel”) and Edward L. Bishop III, Kestrel’s President, alleging certain defaults and breaches by Kestrel and Mr. Bishop under agreements with the Company.  On March 13, 2008, the Supreme Court of the State of New York granted the Company’s motion for summary judgment with respect to the payment of amounts owed under the agreements.  On April 1, 2008, a jury sitting in the Supreme Court of the State of New York found Kestrel liable for anticipatory breach of certain of its contractual obligations to the Company under the agreement and awarded the Company $600,000 plus interest.

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

As of the date of this report the Company has not received a response, except for an informal communication from an officer of Duncan-Williams seeking to discuss the litigation.

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

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3.	Defaults Upon Senior Securities.

None.

Item 4.

None.

Item 5.	Other Information.

None.

Item 6.	Exhibits.

(a)  Exhibits required by Item 601 of Regulation S-K.

Exhibit	Description

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (Rule 13a-14(a)).

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (Rule 13a-14(a))

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (Rule 13a-14(a)).

32.2	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (Rule 13a-14(a)).

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated: August 22, 2011	BONDS.COM GROUP, INC.

	By:	/s/ Jeffrey Chertoff
	Name:	Jeffrey Chertoff
	Title:	Chief Financial Officer

(Signing in his capacity as duly authorized officer and as Principal Financial Officer of the Registrant)