Form 10-Q
period 2011-09-30
Bonds.com Group, Inc.
filed 2011-11-21
CIK 1179090

`

U.S. SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2011

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

(212) 946-3980
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
Yes ☐ No ☒

APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 104,354,190 shares of common stock, par value $0.001 per share, outstanding as of November 21, 2011.

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

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements.

Bonds.com Group, Inc.
Condensed Consolidated Balance Sheet

	September 30, 2011	December 31, 2010
Assets	(unaudited)

Currents assets
Cash and cash equivalents	$42,472	$548,030
Investment securities	1,554	2,527
Deposits with clearing organizations	1,718,036	373,128
Deferred tax asset	2,306	2,306
Prepaid expenses and other assets	288,161	89,700
Total current assets	2,052,529	1,015,691

Property and equipment, net	77,059	83,167
Intangible assets, net	1,780,240	939,759
Goodwill	99,000	—
Other assets	71,696	66,983
Deferred tax asset	22,056	172,614
Total assets	$4,102,580	$2,278,214

Liabilities and Stockholders’ Deficit

Current liabilities
Accounts payable and accrued expenses	$3,793,352	$4,867,861
Notes payable, other	—	82,000
Convertible notes payable, other, net of debt discounts	—	24,243
Convertible notes payable, related parties	650,000	—
Preferred stock dividend payable	603,441	—
Common stock payable	348,907	—
Liability under derivative financial instruments	7,024,167	464,844
Total current liabilities	12,419,867	5,438,948

Long-term liabilities
Notes payable, related parties	100,000	300,000
Convertible notes payable, other, net of debt discount	1,234,590	1,227,486
Convertible notes payable, related parties	1,740,636	2,390,636
Deferred rent	29,802	41,506
Total liabilities	15,524,895	9,398,576

Commitments and contingencies

Stockholders’ Deficit
Preferred stock Series A $0.0001 par value; 1,000,000 authorized; 85,835 and 46,939 issued and outstanding, respectively	8	5
Convertible preferred stock Series B $0.0001 par value; 20,000 authorized, 0 and 20,000 issued and outstanding, respectively	—	2
Convertible preferred stock Series B-1 $0.0001 par value; 6,000 authorized, 0 and 6,000 issued and outstanding, respectively	—	1
Convertible preferred stock Series C $0.0001 par value; 10,000 authorized, 10,000 and 0 issued and outstanding, respectively	1	—
Convertible preferred stock Series D $0.0001 par value; 14,500 authorized, 11,150 and 0 issued and outstanding, respectively	1	—
Convertible preferred stock Series D-1 $0.0001 par value; 1,500 authorized, 1,250 and 0 issued and outstanding, respectively	—	—
Common stock $0.0001 par value; 1,500,000,000 authorized; 104,354,190 and 103,694,139 issued and outstanding, respectively	10,435	10,369
Additional paid-in capital	40,822,885	21,464,512
Accumulated deficit	(52,255,645)	(28,595,251)

Stockholders’ Deficit	(11,422,315)	(7,120,362)

Total liabilities and stockholders’ deficit	$4,102,580	$2,278,214

Bonds.com Group, Inc.
Condensed Consolidated Statements of Operations

	Three Months Ended September 30		Nine Months Ended September 30
	2011	2010	2011	2010
	(unaudited)	(unaudited)	(unaudited)	(unaudited)

Revenue	$1,091,041	$599,964	$2,843,462	$2,014,054

Cost of sales	168,229	124,522	363,228	303,102

Gross Margin	922,812	475,442	2,480,234	1,710,952

Operating expenses
Payroll and related costs	1,178,558	914,497	3,504,445	5,684,005
Share based compensation	485,405	—	2,717,292	—
Technology and communications	645,839	710,997	2,082,625	2,060,985
Rent and occupancy	184,547	197,394	454,264	504,596
Professional fees	423,712	396,215	3,106,759	1,159,373
Marketing and advertising	26,130	97,373	82,233	310,578
Other operating expenses	179,067	66,888	466,069	266,928
Depreciation	14,112	19,531	38,317	73,590
Amortization	46,532	12,857	132,519	91,900
Total operating expenses	3,183,902	2,415,752	12,584,523	10,151,955

Loss from operations	(2,261,090)	(1,940,310)	(10,104,289)	(8,441,003)

Other income (expense)
Interest expense	(94,384)	(244,484)	(296,883)	(859,312)
Realized loss on derivative financial instruments	—	—	(1,410,908)	—
Unrealized gain (loss) on derivative financial instruments and investment securities	(3,535,925)	4,501,616	(16,503)	5,426,459
Other income (expense), net	(300,514)	(2,404,042)	(289,746)	(3,309,042)

Total other income (expense)	(3,930,823)	1,853,090	(2,014,040)	1,258,105

Loss before income tax	$(6,191,913)	$(87,220)	$(12,118,329)	$(7,182,898)

Income tax benefit (expense)	12,015	(1,693,958)	(150,559)	(2,036,344)

Net loss	(6,179,898)	(1,781,178)	(12,268,888)	(9,219,242)

Preferred stock dividends	(266,697)	—	(11,391,506)	—

Net loss applicable to common stockholders	$(6,446,595)	$(1,781,178)	$(23,660,394)	$(9,219,242)

Net loss earnings per common share - basic and diluted	$(0.06)	$(0.02)	$(0.23)	$(0.12)

Weighted average shares outstanding - basic and diluted	104,354,190	76,593,154	104,354,190	76,244,686

Bonds.com Group, Inc.
Condensed Consolidated Statement of Changes in Stockholders’ Equity

					Additional		Total
	Preferred Stock		Common Stock		Paid-In	Accumulated	Stockholders’
	Shares	Amount	Shares	Amount	Capital	(Deficit)	Equity (Deficit)
Balances at January 1, 2010	—	$—	74,727,257	$7,472	$12,453,689	$(16,080,505)	$(3,619,344)

Issuance of preferred series “A” shares from purchase agreement, net of issuance costs	46,939	5	—	—	1,541,995	—	1,542,000

Issuance of common stock from purchase agreement, net of issuance costs	—	—	1,840,230	184	655,316	—	655,500

Issuance of common stock for consulting services	—	—	25,667	3	9,622	—	9,625

Recognition of option grant relating to litigation settlement	—	—	—	—	174,093	—	174,093

Recognition of compensation expense on date of grant relating to stock options	—	—	—	—	888,700	—	888,700

Amortization of deferred compensation	—	—	—	—	245,792	—	245,792

Fair value of common stock warrants issued in conjunction with purchase agreement, net of applicable deferred taxes	—	—	—	—	(1,222,846)	—	(1,222,846)

Fair value of common stock warrants issued in conjunction with financing agreement	—	—	—	—	41,547	—	41,547

Fair value of common stock warrants issued in conjunction with 2010 May financing, net of applicable deferred taxes	—	—	—	—	(36,029)	—	(36,029)

Fair value of common stock warrants issued in conjunction with 2010 October Exchange Offer			27,100,985	2,710	1,894,359		1,897,069

Issuance of convertible preferred series B shares from purchase agreement, net of issuance costs	20,000	2	—	—	1,217,974	—	1,217,976

Issuance of convertible preferred series B-1 shares from purchase agreement, net of issuance costs	6,000	1	—	—	2,192,357	—	2,192,358

Recognition of severed executives share based compensation					1,407,943		1,407,943

Net(loss)	—	—	—	—	—	(12,514,746)	(12,514,746)

Balances at December 31, 2010	72,939	$8	103,694,139	$10,369	$21,464,512	$(28,595,251)	$(7,120,362)

Issuance of series C convertible preferred stock for the acquisition of Beacon’s assets	10,000	1	—	—	1,071,999	—	1,072,000

Issuance of convertible preferred series D shares of Unit sale, net issuance cost	8,900	1	—	—	8,561,374	—	8,561,375

Beneficial conversion feature related to the Unit sale of the convertible preferred series D	—		—	—	5,085,714	—	5,085,714

Fair value of common stock warrants issued in conjunction with February, March and June 2011 Unit sale	—	—	—	—	(2,358,718)	—	(2,358,718)

Preferred stock dividend as a result of the February 2011 Exchange Offer for convertible preferred series B shares for series D and convertible preferred series B-1 for series D-1	(22,500)	(3)	—	—	1,062,503	—	1,062,500

Beneficial conversion feature related to the February 2011 Exchange Offer for convertible preferred series B shares for series D and convertible preferred series B-1 for series D-1	—	—	—	—	1,999,998	—	1,999,998

Fair value of common stock warrants issued in conjunction with February 2011 Exchange Offer	—	—	—	—	(574,601)	—	(574,601)

Amortization of deferred compensation	—	—	—	—	1,094,643	—	1,094,643

Equity compensation expense	—	—	—	—	1,622,647	—	1,622,647

Fair value modification of equity options	—	—	—	—	100,000	—	100,000

Common stock associated with the exchange offer	—	—	660,051	66	46,138	—	46,204

Series A preferred stock associated with the exchange offer	38,896	3	—	—	—	—	3

Issuance of common stock warrants for consulting services	—	—	—	—	1,205,414	—	1,205,414

Conversion price reduction related to convertible notes	—	—	—	—	441,262	—	441,262

Net loss	—	—	—	—	—	(23,660,394)	(23,660,394)

Balances at September 30, 2011 (unaudited)	108,235	$10	104,354,190	$10,435	$40,822,885	$(52,255,645)	$(11,422,315)

Bonds.com Group, Inc.
Condensed Consolidated Statement of Cash Flows

	Nine Months Ended September 30,
	2011	2010
	(unaudited)	(unaudited)
Cash Flows From Operating Activities
Net loss	$(23,660,394)	$(9,219,242)
Adjustments to reconcile net loss to net cash used in operating activities:
Deferred income taxes	150,558	2,036,344
Depreciation	38,317	73,590
Amortization	132,519	91,900
Share-based compensation	2,817,290	3,430,156
Other Share-based compensation	—	183,718
Preferred stock dividends	8,148,215	—
Realized loss on derivative financial instruments	1,410,908	—
Unrealized loss (gain) on derivative financial instruments	2,656,358	(5,426,459)
Amortization of debt discount	7,862	400,252
Exchange Offer Financing	46,204	—
Consulting services	1,205,414	—
Deferred rent income	(11,430)	—
Finance Cost	348,907	—
Changes in operating assets and liabilities:
Deposit with clearing organization	(1,344,908)	1,168,946
Prepaid expenses and other assets	(198,461)	244,739
Security deposit	6,717	—
Accounts payable and accrued expenses	(1,074,509)	2,075,831
Deferred rent	(11,705)	(2,056)
Preferred stock dividends payable	603,441	—
Net cash used in operating activities	(8,728,697)	(4,942,281)

Cash Flows From Investing Activities
Purchases of property and equipment	(32,209)	(7,601)
Purchases of intangible assets	—	(17,150)
Proceeds from sale of investment securities	973	6,995
Net cash used in investing activities	(31,236)	(17,756)

Cash Flows From Financing Activities
Proceeds received from issuance of common stock	—	655,500
Proceeds received from issuance of preferred stock	8,561,375	1,542,000
Proceeds from notes payable - related parties	—	500,000
Proceeds from convertible notes payable	—	2,490,636
Proceeds from notes payable	—	20,000
Repayments of notes payable, other	(82,000)	(1,089,500)
Repayments of notes payable, related parties	(200,000)	—
Repayment of convertible notes payable, other	(25,000)	(1,740,636)
Net cash provided by financing activities	8,254,375	2,378,000

Net decrease in cash	(505,558)	(2,582,037)
Cash and cash equivalents, beginning of period	548,030	2,672,230

Cash and cash equivalents, end of period	$42,472	$90,193

Supplemental Disclosure of Cash Flow Information
Cash paid for interest	$53,356	$280,772
Debt discount on convertible notes payable	$—	$9,919
Debt discount on warrants issued with notes payable	$—	$7,243
Common stock and options issued in connection with services rendered and a litigation settlement	$—	$183,718
Cancellation of unvested share-based compensation awards	$—	$1,663,158
Warrants issued at Exchange Offer	$574,601	$—
Assets acquisition	$973,000	$—
Conversion price reduction related to convertible notes	$441,262	$—
Goodwill	$99,000	$—

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

These results have been determined on the basis of Generally Accepted Accounting Principles (“GAAP”) and practices applied consistently with those used in the preparation of the Company’s consolidated financial statements for the year ended December 31, 2010. Operating results for the three and nine months ended September 30, 2011 are not necessarily indicative of the results that may be expected for the year ending December 31, 2011.

The Company recommends that the accompanying condensed consolidated financial statements for the interim period be read in conjunction with the Company’s consolidated financial statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2010 as filed on May 2, 2011.

Description of Business

Bonds.com Holdings, Inc. was incorporated in the State of Delaware on October 18, 2005 under the name Bonds Financial, Inc. On June 14, 2007, an amendment was filed thereby changing the name from Bonds Financial, Inc. to Bonds.com Holdings, Inc. On October 4, 2007, Bonds.com Holdings, Inc. acquired Pedestal Capital Markets, Inc. (“Pedestal”), an existing FINRA registered broker dealer entity and was subsequently renamed Bonds.com, Inc. Bonds.com, Inc. offers corporate bonds, agency bonds, emerging market fixed income securities, mortgage and asset backed securities and U.S. Treasuries to potential customers via Bonds.com Holdings, Inc.’s software and website, www.bonds.com. After final testing of its software and fully staffing its back office operations, Bonds.com Holdings, Inc. commenced initial operations during December 2007.

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

Impairment of Long-Lived Assets

The Company reviews its long-lived assets for impairment whenever events or changes indicate that the carrying amount of an asset or group of assets may not be recoverable. For purposes of evaluating the recoverability of long-lived assets, the recoverability test is performed using undiscounted net cash flows related to the long-lived assets. There were no impairment losses recorded during the nine months ended September 30, 2011 and 2010.

Income Taxes

Current income taxes are based on the year’s taxable income for federal and state income tax reporting purposes. Deferred income taxes are provided on a liability basis whereby deferred tax assets are recognized for deductible temporary differences and operating loss carryforwards and deferred tax liabilities are recognized for taxable temporary differences. Temporary differences are the differences between the reported amounts of assets and liabilities and their tax bases. Deferred tax assets are reduced by a valuation allowance when, in the opinion of management, it is more likely than not that some portion or all of the deferred tax assets will not be realized. Deferred tax assets and liabilities are adjusted for the effects of changes in tax law and rates on the date of enactment. The Company records a liability for uncertain tax positions when it is probable that a loss has been incurred and the amount can be reasonably estimated. The Company’s policy is to recognize interest and penalties related to income tax matters as a component of income tax expense. The Company’s 2008, 2009, and 2010 tax year remains subject to examination by taxing authorities. The Company has determined that it does not have any significant uncertain tax positions at December 31, 2010 and September 30, 2011.

Marketing and Advertising Costs

Marketing and advertising costs are expensed as incurred. Marketing and advertising expenses for the three months ended September 30, 2011 and 2010, were $26,130 and $97,373, respectively. Marketing and advertising expenses for the nine months ended September 30, 2011 and 2010, were $82,233 and $310,578, respectively.

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

Recently Issued Accounting Standards

In January 2010, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2010-06, Improving Disclosures about Fair Value Measurements (“ASU 2010-06”). ASU 2010-06 amends the Fair Value Measurements and Disclosures Topic to require additional disclosures regarding fair value measurements. The amended guidance requires entities to disclose additional information regarding assets and liabilities that are transferred between levels of the fair value hierarchy. Entities are also required to disclose information in the Level 3 rollforward about purchases, sales, issuances and settlements on a gross basis. In addition to these new disclosure requirements, ASU 2010-06 clarifies existing guidance pertaining to the level of disaggregation at which fair value disclosures should be made and the requirements to disclose information about the valuation techniques and inputs used in estimating Level 2 and Level 3 fair value measurements. The guidance in ASU 2010-06 is effective for interim and annual reporting periods beginning after December 15, 2009, except for the requirement to separately disclose purchases, sales, issuances and settlements in the Level 3 rollforward, which becomes effective for fiscal years (and for interim periods within those fiscal years) beginning after December 15, 2010. The Company’s adoption of ASU 2010-06, effective January 1, 2010, did not have a material impact on its condensed consolidated financial position, results of operations or cash flows during the nine months ended September 30, 2011.

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

Since its inception, the Company has generated limited revenues and has incurred a cumulative net loss of $52,255,645. As of September 30, 2011, the Company has a working capital deficit of $10,367,338, including approximately $650,000 of outstanding convertible note plus interest payable within the next twelve months. Management commenced operations in December of 2007 and utilized capital raised throughout the years ended December 31, 2009, 2008 and 2007. Operations during the year ended December 31, 2010 and the nine months ended September 30, 2011 have also been funded using proceeds received from the issuance of convertible notes to related and unrelated parties, secured promissory notes to related and unrelated parties and the issuance of common and preferred stock as sources of funds. If the Company does not obtain additional capital in the near term, its ability to continue to implement its business plan may be limited. These conditions raise substantial doubt about the Company’s ability to continue as a going concern.

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

Recurring Fair Value Measurement Valuation Techniques

The fair value for certain financial instruments is derived using pricing models and other valuation techniques that involve significant management judgment. The price transparency of financial instruments is a key determinant of the degree of judgment involved in determining the fair value of the Company’s financial instruments. Financial instruments for which actively quoted prices or pricing parameters are available will generally have a higher degree of price transparency than financial instruments that are thinly traded or not quoted. In accordance with FASB ASC 820, the criteria used to determine whether the market for a financial instrument is active or inactive is based on the particular asset or liability. The Company considered the market for other types of financial instruments, including certain derivative financial instruments, to be inactive as of September 30, 2011. As a result, the valuation of these financial instruments included significant management judgment in determining the relevance and reliability of market information available. The Company considered the inactivity of the market to be evidenced by several factors, including limited trading of the Company’s stock since its inception in December of 2007.

Investment Securities

As of September 30, 2011 investment securities included corporate bonds. These securities were valued utilizing recent market transactions for identical or similar instruments to corroborate pricing service fair value measurements and are generally categorized in Level 2 of the fair value hierarchy.

Derivative Financial Instruments

The Company’s derivative financial instruments consist of conversion options embedded in convertible promissory notes and warrants issued in connection with the sale of common stock and preferred shares that contain “down round” protection to the holders. These derivatives are valued with pricing models commonly used by the financial services industry using inputs generally observable in the financial services industry. The Company considers these models to involve significant judgment on the part of management, including the inputs utilized in its pricing models. The majority of the Company’s derivative financial instruments are categorized in Level 3 of the fair value hierarchy. The Company estimates the fair value of derivatives utilizing the Black-Scholes option pricing model, as the derivatives held by the Company are comprised of options to convert outstanding promissory notes payable into shares of the Company’s stock, at the note holder’s option and warrants that contain “down round” protection features. This model is dependent upon several variables such as the expected option term, expected risk-free interest rate over the expected option term, the expected dividend yield rate over the expected option term and the expected volatility of the Company’s stock price over the expected term. The expected term represents the period of time that the options granted are expected to be outstanding. The risk-free rates are based on U.S. Treasury securities with similar maturities as the expected terms of the options at the date of issuance. Expected dividend yield is based on historical trends. For the year ended December 31, 2008, the Company estimated the volatility of its common stock utilizing its daily average closing price since December 21, 2007, when it began actively trading under the symbol Bonds.com Group, Inc. Commencing with the quarter ended March 31, 2009, the Company changed its methodology to estimate volatility of its common stock based on an average of published volatilities contained in the most recent audited financial statements of other publicly reporting companies in the similar industry to that of the Company. The Company determined that the historical prices of its publicly trade common stock no longer was the best proxy to estimate the Company’s volatility. Commencing with the quarter ended March 31, 2011, the Company changed its methodology for measuring the market price of its stock which was based on its over-the-counter market trading price. The Company determined that the historical prices of its publicly traded common stock were no longer sufficient as a single measurement to determine the readily determinable fair value of the Company’s stock. The over-the-counter market has not been active and private sales of the Company’s shares sold are significantly lower and needed to be included in the measurement to determine the market price. The relevant observable inputs were the prices and volume of trading activity for both the over-the-counter market and private sales using a Volume-Weighted Average Price (‘VWAP’) method over a twelve month period time based on management’s judgment. Commencing with the quarter ended September 30, 2011, the Company determined that the prior methodology for measuring volatility of its common stock was no longer the best estimate of volatility. The Company measured historical volatility by obtaining volatility rates for a number of similar publicly traded companies and incorporated the Company’s historical volatility. After determining the volatility of the group similar companies and the Company, we concluded the average volatility using a blended weighted average method.

Level 3 Assets and Liabilities

Level 3 liabilities include instruments whose value is determined using pricing models and for which the determination of fair value requires significant management judgment or estimation.

Fair values of assets measured on a recurring basis at September 30, 2011 and December 31, 2010 are as follows:

		Quoted Prices
		in Active
		Markets for	Significant
		Identical	Other	Significant
		Assets /	Observable	Unobservable
		Liabilities	Inputs	Inputs
	Fair Value	(Level 1)	(Level 2)	(Level 3)
September 30, 2011
Assets
Investment securities	$1,554	$—	$1,554	$—
Total assets measured at fair value on a recurring basis	$1,554	$—	$1,554	$—

Liabilities
Derivative financial instruments	$7,024,167	$—	—	$7,024,167
Total liabilities measured at fair value on a recurring basis	$7,024,167	$—	$—	$7,024,167

December 31, 2010
Assets
Investment securities	$2,527	$—	$2,527	$—
Total assets measured at fair value on a recurring basis	$2,527	$—	$2,527	$—

Liabilities
Derivative financial instruments	$464,844	$—	$—	$464,844
Total liabilities measured at fair value on a recurring basis	$464,844	$—	$—	$464,844

Both observable and unobservable inputs may be used to determine the fair value of positions that the Company has classified within the Level 3 category. As a result, the unrealized gains for liabilities within the Level 3 category presented in the tables below may include changes in fair value that were attributable to both observable and unobservable inputs. The following table presents additional information about Level 3 assets and liabilities measured at fair value on a recurring basis for the nine months ended September 30, 2011:

Fair Value of
Derivative
Financial
Instruments

January 1, 2011	$464,844
Included in Earnings	1,427,411
Included in Other Comprehensive Income	—
Total	1,892,255
Purchases, Sales, Other Settlements and Issuances, Net	5,131,912
Net Transfers In and/or (Out) of Level 3	—
September 30, 2011	$7,024,167

The majority of total unrealized loss was related to Level 3 instruments held during 2011.

5.	Credit Risk

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

6.	Property and Equipment

Property and equipment consisted of the following at September 30, 2011 and December 31, 2010:

	September 30,	December 31,
	2011	2010
Leased property under capital leases	$209,757	$209,757
Computer equipment	248,686	216,476
Furniture and fixtures	46,904	46,904
Office equipment	111,177	111,177
Leasehold improvements	10,372	10,372
Total property and equipment	626,896	594,686
Less: accumulated depreciation and amortization	(549,837)	(511,519)
Property and equipment, net	$77,059	$83,167

Depreciation expenses for the three and nine months ended September 30, 2011 was $14,112 and $38,317, respectively. Depreciation expenses for the three and nine months ended September 30, 2010 was $19,531 and $73,590, respectively.

7.	Intangible Assets

Intangible assets consisted of the following at September 30, 2011 and December 31, 2010:

	September 30,	December 31,
	2011	2010
Non-amortizing intangible assets
Domain name (www.bonds.com)	$850,000	$850,000
Broker dealer license	50,000	50,000
	900,000	900,000
Amortizing intangible assets
Technology	641,000	—
Software	431,996	431,996
Customer Relationships	322,000	—
Capitalized website development costs	196,965	196,965
Trade Name / Trademarks	10,000	—
Other	6,529	6,529
Total intangible assets	2,508,490	1,535,490
Less: accumulated amortization	(728,250)	(595,731)
Intangible assets, net	$1,780,240	$939,759

Amortization expenses for the three and nine months ended September 30, 2011 was $46,532 and $132,519, respectively. Amortization expenses for the three and nine months ended September 30, 2010 was $12,857 and $91,900, respectively.

The following is a schedule of estimated future amortization expense of intangible assets as of September 30, 2011:

Year Ending December 31,
2011	$45,148
2012	168,117
2013	164,690
2014	161,388
2015 and after	340,897
$880,240

8.	Business Acquisition

On February 2, 2011, the Company entered into an Asset Purchase Agreement (the “Asset Purchase Agreement”) by and among the Company, Bonds MBS, Inc., an indirect wholly-owned subsidiary of the Company (“Bonds MBS”), and Beacon Capital Strategies, Inc. (“Beacon”). Oak Investment Partners XII, LP, a significant stockholder of the Company, was a significant stockholder of Beacon. Pursuant to the Asset Purchase Agreement, among other things, on February 2, 2011, the Company (through Bonds MBS) purchased substantially all of Beacon’s assets. Beacon previously was engaged in the development and offering of an electronic trading platform for trades in fixed income securities (the “Beacon Business”). As consideration for the purchase of the Beacon assets pursuant to the Asset Purchase Agreement, the Company, among other things, (a) issued to Beacon 10,000 shares of Series C Convertible Preferred Stock, and (b) assumed certain limited liabilities of Beacon. The shares of Series C Convertible Preferred Stock issued to Beacon are convertible into shares of the Company’s Common Stock and carry a preference (junior to our Series D Convertible Preferred Stock and Series D-1 Convertible Preferred Stock and on par with the liquidation preference of our Series A Participating Preferred) upon any liquidation, dissolution or winding up of the Company (including certain changes of control which are deemed to be a liquidation). The number of shares of Common Stock for which the Series C Convertible Preferred Stock may be converted is contingent, and will be determined based on the future performance of the Beacon business (as described in more detail below), with the number of such shares ranging from zero shares to a maximum of 100,000,000 shares (subject to increase in the event the conversion price of the Series C Convertible Preferred Stock is reduced pursuant to the anti-dilution provisions thereof). The amount of the liquidation preference of the Series C Convertible Preferred Stock also is contingent, and will be determined based on the future performance of the Beacon business (as described in more detail below), but in no event will such liquidation preference be less than $4,000,000.

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

The asset acquisition of Beacon will require a comprehensive review of the consideration given and the asset and liabilities acquired including an evaluation of the integration of Beacon. As previously discussed the consideration for the asset acquisition was 10,000 shares of Series C Convertible Preferred Stock. The preliminary fair value of the Series C Convertible Preferred Stock was determined to be $1,072,000. The final determination was subject to the completion of a comprehensive independent valuation of the assets acquired and liabilities assumed. The Company completed the valuation in the third quarter of 2011.

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

The following unaudited pro forma consolidated results of operations for the nine months ended September 30, 2011 and 2010 have been prepared as if the acquisition of Beacon had occurred at January 1,

	Nine Months Ended September 30,
	2011	2010
Revenue	$2,843,462	$2,014,054

Net loss applicable to common stockholders	$(23,660,394)	$(9,219,242)

Net loss per common share—basic and diluted	$(0.23)	$(0.13)

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

9.	Notes Payable, Related Parties

The following is a summary of related party notes payable at September 30, 2011 and December 31, 2010:

	September 30,	December 31,
	2011	2010

$200,000 unsecured promissory note payable to John Barry III, one of the Company’s directors, originating from a total of $250,000 in cash received in January and February of 2008, bearing interest at 15% per annum. Amended in January 2010 for principal and accrued interest to be due when either (a) the company has at least 12 months cash reserve for working capital and regulatory capital requirements, or (b) once John Barry III is no longer a director of the company.	$—	$200,000

$300,000 secured promissory note held by the Nadel Receiver, originating from the $400,000 Valhalla Investment Partners Note (the “Valhalla Note”), an investment fund that is a beneficial owner of shares of our common stock and was formerly co-managed by Christopher D. Moody, a former director (“Christopher Moody”). The note bears interest at 9% per annum, principal of $100,000 and accrued interest due on October 12, 2013, secured by the Company’s Bonds.com domain name.	100,000	100,000
Total	$100,000	$300,000

Less: current portion	—	—
Long-term portion	$100,000	$300,000

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

On April 1, 2010, the Company paid, pursuant to the Valhalla Note, of $100,000 in principal repayment and $11,325 in accrued interest.

On July 1, 2010, the Company paid, pursuant to the Valhalla Note, of $100,000 in principal repayment and $4,550 in accrued interest.

On February 2, 2011, the Company paid in full John Barry III the principal and accrued interest of $200,000 and $39,028, respectively.

Interest expense recognized on related party notes payable for the three months ended September 30, 2011 and 2010 was $2,300 and $17,046, respectively. Interest expense recognized on related party notes payable for the nine months ended September 30, 2011 and 2010 was $9,575and $69,213, respectively.

10.	Convertible Notes Payable, Related and Non-Related Parties

The following is a summary of related party and non-related party convertible notes payable at September 30, 2011 and December 31, 2010:

	September 30, 2011	December 31, 2010

Related Parties
$1,236,836 secured convertible promissory note held by the Nadel Receiver, originating from the conversion of $1,236,836 of previously outstanding promissory notes and accrued interest in September of 2008, and $50,000 in cash received in December of 2008, bearing interest at 10% per annum, principal and accrued interest is due at maturity on October 12, 2013.	$1,286,836	$1,286,836

$203,800 secured convertible promissory note payable to Valhalla Investment Partners, an investment fund formerly co-managed by Christopher Moody, originating from the conversion of $203,800 of previously outstanding promissory notes and accrued interest in September of 2008, bearing interest at 10% per annum, principal and accrued interest is due at maturity on October 12, 2013	203,800	203,800

$250,000 secured convertible promissory note payable to the Neil Moody Revocable Trust, an entity affiliated with Christopher Moody, originating from $250,000 in cash received in October of 2008, bearing interest at 10% per annum, principal and accrued interest is due at maturity on October 12, 2013.	250,000	250,000

$650,000 secured promissory notes, May 2010 financing, bearing interest at 9% per annum, principal and accrued interest is due at maturity on May 28, 2012.	650,000	650,000
Total Related Parties	2,390,636	2,390,636

Non-Related Parties

$1,275,000 in secured convertible promissory notes payable to various individuals, originating from $1,275,000 in cash received during the period from September 22, 2008 through June 30, 2009.	1,250,000	1,275,000
Total	1,250,000	1,275,000
Less: unamortized debt discount	(15,410)	(23,271)
Total Non-Related Parties	1,234,590	1,251,729

Total	3,625,226	3,642,365
Less: current portion	(650,000)	(24,243)

Long-term portion	$2,975,226	$3,618,122

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

Under the terms of the Convertible Notes, the entire principal amount of the Convertible Notes is due and payable on October 12, 2013 (the “Maturity Date”); interest accrues at a rate of 10% per annum, with unpaid interest payable, in full, upon the earlier of the conversion of the Convertible Notes or on the Maturity Date. Holders of the Convertible Notes have the right to convert principal and interest due and payable into shares of common stock of the Company at a conversion price equal to $0.07.

The Convertible Notes are secured by all of the Company’s assets pursuant to the terms and conditions of a Security Agreement, dated September 24, 2008, as amended.

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

On May 28, 2010, the Company again amended and restated the Security Agreement to, among other things, add the holders of the notes purchased in May 2010 as secured parties.

The Company has accounted for the warrants issued in conjunction with the Convertible Notes in accordance with the provisions of ASC 470-20, Debt with Conversion and Other Options. Accordingly, the warrants were valued at the time of issuance using a Black-Scholes option pricing model with the following assumptions: (i) risk free interest rates ranging from 1.55% to 2.91%, (ii) a contractual life of 5 years, (iii) expected volatility of 50% and (iv) a dividend yield of zero. The relative fair value of the warrants, based on an allocation of the value of the Convertible Notes and the value of the warrants issued in conjunction with the Convertible Notes, was recorded as a debt discount (with a corresponding increase to additional paid-in capital) in the amount of $355,472, and is being amortized to interest expense over the expected term of the Convertible Notes.

The Company has accounted for the conversion feature issued in conjunction with the Convertible Notes in accordance with the provisions of ASC 815-40-15. Pursuant to the transition provisions of the ASC 815-40-15, the conversion options were valued at the time of issuance using a Black-Scholes option pricing model with the following assumptions: (i) risk free interest rates ranging from 0.78% to 2.03%, (ii) a contractual life of 2 years, (iii) expected volatility of 50% and (iv) a dividend yield of zero. The fair value of the options was recorded as a debt discount in the amount of $719,338, and is being amortized to interest expense over the expected term of the Convertible Notes. In addition, pursuant to the provisions of ASC 815, the conversion option is classified as a derivative liability and was created to offset the debt discount, which is being marked-to-market each reporting period with corresponding changes in the fair value being recorded as unrealized gains or losses on derivative financial instruments in the consolidated statement of operations.

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

●
In the event the Company sold securities pursuant to the then pending private offering at an effective price per common share of less than $0.24, then the conversion price of the Subject Notes shall be reduced to such lower price. After the completion of such offering, the Subject Notes will not have any “full-ratchet” adjustment. On February 2, 2011, the Company sold securities pursuant to such offering at an effective price per share of $0.07. Accordingly, the Subject Notes now have a conversion price of $0.07 per share.

●	Holders of the Subject Notes shall have the right to receive up to 12,460,983 shares of our Common Stock if we fail to meet certain performance targets.

During the three months ended September 30, 2011 and 2010, the Company recognized $59,433 and $112,441 in interest expense related to the amortization of the debt discount associated with the warrants and the debt discount associated with the beneficial conversion future, respectively.

During the nine months ended September 30, 2011 and 2010, the Company recognized $176,361 and $443,465 in interest expense related to the amortization of the debt discount associated with the warrants and the debt discount associated with the beneficial conversion feature, respectively.

During the three months ended September 30, 2011 and 2010, the Company also recognized $31,944 and $77,066 in interest expense on the outstanding related party and non-related party Convertible Notes, respectively.

During the nine months ended September 30, 2011 and 2010, the Company also recognized $95,618 and $568,216 in interest expense on the outstanding related party and non-related party Convertible Notes, respectively.

11.	Notes Payable, Other

The following is a summary of outstanding principal due on unrelated third party notes payable at September 30, 2011 and December 31, 2010:

	September 30,	December 31,
	2011	2010

$250,000 note payable to an investment advisory firm for services rendered in relation to the Company’s reverse merger transaction, amended on March 12, 2010, bearing interest at 10.0% per annum, principal and accrued interest payments being due on March 15, 2010, June 15, 2010, September 15, 2010 and December 15, 2010.	$—	$82,000
Total		82,000
Less: current portion	—	(82,000)
Long-term portion	$—	$—

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

On March 19, 2010, the Company repaid the principal balance of the $1,000,000 indebtedness under the March 2009 Note, along with all accrued interest.

On February 2, 2011, the Company paid in full, the Keating Investments Note, consisting of $82,000 in principal repayment and $9,678 in accrued interest.

Interest expense recognized on third party notes payable for the three months ended September 30, 2011 and 2010 was $0 and $17,046, respectively. Interest expense recognized on third party notes payable for the nine months ended September 30, 2011 and 2010 was $4,249 and $69,213, respectively.

12.	Commitments and Contingencies

Operating Leases

The Company leases office facilities and equipment and obtains data feeds under long-term operating lease agreements with various expiration dates and renewal options. These data feeds and associated equipment provide information from financial markets that are essential to the Company’s business operations. The following is a schedule of future minimum rental payments required under operating leases as of September 30, 2011:

Year Ending December 31,
2011	$189,597
2012	238,511
2013 and thereafter	—
Total minimum payments required	$428,108

The Company sublet the 10,293 square foot office that was its former headquarters located at 1515 South Federal Highway, Boca Raton, Florida. The lease provides for a base annual rent of approximately $201,000 plus taxes for the year beginning January 1, 2011; and base annual rent of approximately $211,000 plus taxes for the year beginning January 1, 2012. On March 15, 2011 the Company entered into a sub-lease for this space providing for total rental income of $180,000 through December 31, 2012, when the original lease expires. The rental income the Company anticipates receiving under the sublease agreement is $65,000 and $115,000 in the years 2011 and 2012, respectively. The cash flows to be received from the sublease will not fully satisfy the Company’s remaining obligations under the lease.

Rent expense for all operating leases for the three months ended September 30, 2011 and 2010 was $184,547 and $197,394, respectively. Rent expense for all operating leases for the nine months ended September 30, 2011 and 2010 was $454,264 and $504,596, respectively.

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

●
Upon an involuntary termination without “cause,” or a voluntary termination with “good reason” (each as defined in the Employment Agreement), Mr. Sanderson shall be entitled to (a) payment of his base salary for a period of 18 months from and after the termination date, (b) payment of any performance bonus previously earned but unpaid (paid at the same time it would otherwise have been paid), (c) reimbursement of any prior reimbursable business expenses in accordance with the Company’s standard policies, and (d) reimbursement of his COBRA premiums for continued health insurance coverage for him and his dependents through the end of the 18-month severance period; and

●
Upon an involuntary termination for “cause” or a voluntary termination without “good reason,” Mr. Sanderson shall be entitled to payment of his base salary through the termination date plus reimbursement of any prior reimbursable business expenses in accordance with the Company’s standard policies.

Mr. Sanderson’s Employment Agreement contains confidentiality and invention assignment provisions, a 12-month post-employment non-compete and customer and employee non-solicit covering North America and any other country in which the Company does business; provided, however, such non-competition and non-solicitation covenants do not limit or restrict Mr. Sanderson from (a) engaging in a business that is not primarily engaged in electronic fixed income trading or (b) soliciting clients, former clients or prospective clients for services that do not directly compete with the services provided by the Company. Subsequent to September 30, 2011, Mr. Sanderson resigned from his position as Chief Executive Officer (see Note 19).

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

●
Upon an involuntary termination without “cause,” or a voluntary termination with “good reason” (each as defined in the Employment Agreement), Mr. Chertoff shall be entitled to (a) payment of his base salary for a period of 12 months from and after the termination date, (b) payment of any performance bonus previously earned but unpaid (paid at the same time it would otherwise have been paid), (c) reimbursement of any prior reimbursable business expenses in accordance with the Company’s standard policies, and (d) reimbursement of his COBRA premiums for continued health insurance coverage for him and his dependents through the end of the 12-month severance period; and

●
Upon an involuntary termination for “cause” or a voluntary termination without “good reason,” Mr. Chertoff shall be entitled to payment of his base salary through the termination date plus reimbursement of any prior reimbursable business expenses in accordance with the Company’s standard policies.

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

●
Upon an involuntary termination without “cause,” or a voluntary termination with “good reason” (each as defined in the Employment Agreement), Mr. Ryan shall be entitled to (a) payment of his base salary for a period of 12 months from and after the termination date, (b) payment of any performance bonus previously earned but unpaid (paid at the same time it would otherwise have been paid), (c) reimbursement of any prior reimbursable business expenses in accordance with the Company’s standard policies, and (d) reimbursement of his COBRA premiums for continued health insurance coverage for him and his dependents through the end of the 12-month severance period; and

●
Upon an involuntary termination for “cause” or a voluntary termination without “good reason,” Mr. Ryan shall be entitled to payment of his base salary through the termination date plus reimbursement of any prior reimbursable business expenses in accordance with the Company’s standard policies.

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

On July 14, 2011, the Company amended the stock options issued on February 2, 2011 to Michael O. Sanderson, George O’Krepkie, Jeffrey M. Chertoff and John Ryan, for further detail see Note 16.

On September 26, 2011, Mr. Chertoff resigned from his position as Bonds.com Group, Inc.’s Chief Financial Officer and resigned from the Company’s Board of Directors. Mr. Ryan, the Company’s Chief Administrative Officer, has taken on the additional role of Chief Financial Officer.

Marketing Agreement

On August 11, 2011, the Company entered into a Marketing Agreement with Red Kite Americas LLC (“Red Kite”). Pursuant to the Marketing Agreement, among other things, Red Kite has agreed to use its best efforts to market and promote our trading platform to institutional investors whose principal places of business are located in Brazil, Mexico or Columbia, and the Company has agreed to compensate Red Kite for such efforts. Red Kite’s compensation pursuant to this Marketing Agreement will be comprised of (a) a flat fee in the amount of $175.00 for each transaction in fixed income instruments executed on our trading platform by clients referred to the Company by Red Kite (subject to certain limitations), (b) a warrant to purchase 2,857,143 shares of the Company’s common stock at an exercise price of $0.07 per share, which the Company issued to Red Kite immediately (the “Initial Warrant”), and (c) additional warrants to purchase shares of the Company’s common stock, with the number of shares issuable under and exercise price of such warrants determined based on 5% of the net revenue in excess of $100,000 we generate from clients referred to the Company by Red Kite and the 20-day weighted average price of the Company common stock at the end of each 12-month period under the Marketing Agreement (each an “Additional Warrant”). The fair value of the warrants was $187,714 at the time of the issuance and it is being accreted to consulting expense over the contractual life..

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

Refer to Note 15 "Net Capital, Reserve Requirements and Regulatory Matters" with respect to FINRA Regulatory Matters.

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

On July 1, 2011, the Company amended the Company’s Certificate of Incorporation to increase the number of shares of common stock authorized from 300,000,000 to 1,500,000,000.

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

Capital Rising October 2010

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

Additionally, pursuant to the Bonds MX Purchase Agreement, Bonds MX agreed to purchase an additional 8 Series B Units for an aggregate purchase price of $800,000 pursuant to closings on November 1 and December 1, 2010. Pursuant to the Bonds MX Purchase Agreement, Bonds MX was required to purchase, and the Company was required to sell Bonds MX, 4 Series B Units for a purchase price of $400,000 at each of the November 1 and December 1, 2010 closings. Bonds MX’s obligation to purchase such additional Series B Units was subject to significant conditions.

The 20 Series B Units sold to Bonds MX on October 19, 2010 constituted, in the aggregate, (a) 2.000 shares of our Series B Convertible Preferred Stock, and (b) warrants to purchase 8,333,333 shares of our Common Stock. The Series B Convertible Preferred Stock has a stated value of $1,000 per share and is convertible, at the option of the holder, into shares of our Common Stock at a conversion price of $0.24 per share. Accordingly, the 2.000 shares of our Series B Convertible Preferred Stock issued in this financing were convertible for up to 8,333,333 shares of Common Stock.

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

As discussed below, these shares of Series B Convertible Preferred Stock were exchanged  for shares of Series D Convertible Preferred Stock and are no longer outstanding. Additionally, the right to receive the Performance Shares was terminated.

Unit Purchase Agreement with UBS Americas Inc.

On October 19, 2010, concurrent with the Bonds MX Purchase Agreement, the Company entered into a Unit Purchase Agreement with UBS Americas Inc. (the “UBS Purchase Agreement”). On October 19, 2010, pursuant to the UBS Purchase Agreement, among other things, the Company sold to UBS Americas Inc. (“UBS Americas”) 7.5 “units” (each a “Series B-1 Unit”), with each such Series B-1 Unit comprising (a) 100 shares of newly-created Series B-1 Convertible Preferred Stock, (b) a warrant to purchase 4,166.67 shares of Series A Participating Preferred Stock (the “Series A Preferred”) at a purchase price of $24.00 per share, and (c) the right to receive up to 4,166.67 shares of Series A Preferred if the Company fails to meet certain performance targets (“Series A Performance Shares”). The purchase price for each Series B-1 Unit was $100,000, and the aggregate purchase price for the 7.5 Series B-1 Units sold on October 19, 2010 was $750,000 in cash.

Additionally, pursuant to the UBS Purchase Agreement, UBS Americas agreed to purchase an additional 5 Series B-1 Units for an aggregate purchase price of $500,000. UBS America’s obligation to purchase such additional Series B-1 Units was subject to significant conditions.

The 12.5 Series B-1 Units sold to UBS Americas pursuant to this financing constituted, in the aggregate, (a) 1,250 shares of Series B-1 Convertible Preferred Stock, and (b) warrants to purchase 52,083 shares of Series A Preferred. The Series B-1 Convertible Preferred Stock has a stated value of $1,000 per share and is convertible, at the option of the holder, into shares of Common Stock at a conversion price of $0.24 per share. Accordingly, the 1.250 shares of Series B-1 Convertible Preferred Stock issued at the October 19, 2010 closing are convertible for up to 5,208,000 shares of Common Stock. As further discussed below, the Series B-1 Convertible Preferred Stock may also be mandatorily converted to shares of Series A Preferred at a conversion price of $24.00 per share (and using the same $1,000 stated value).

As discussed below, these shares of Serie B-1 Convertible Preferred Stock were exchanged for shares of Series D-1 Convertible Preferred Stock and are no longer outstanding.  Additionally, the right to receive the Series A-1 Performance Shares was terminated.

UBS Americas Exchange Agreement

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

Exchange Offer

On October 7, 2010, the Company consummated an exchange offer with the holders of certain outstanding warrants.  Pursuant to this exchange offer, among other things, outstanding warrants exercisable for approximately 95,800,000 shares of common stock were cancelled in exchange for the issuance of approximately 27,000,000 shares of common stock.

In connection with the Exchange Offer, the Company recorded a charge of approximately $1,900,000.

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

Performance Shares

During the quarter ended September 30, 2011, the Company estimated 4,984,384 of Performance Shares to be issued based on projected gross revenue of $4,500,000 by the February 2, 2012. The value of the common stock at September 30, 2011 resulted in $348,907 finance charge.

Capital Issuances February and March 2011

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

Warrants

The Common Stock Warrants issued pursuant to the Unit Purchase Agreement include provisions, among other things, (a) permitting the holder to exercise such Common Stock Warrant through a cashless “net exercise election,” and (b) providing that, for a period of 18 months following the date of the Unit Purchase Agreement, if the Company issues shares of Common Stock (or is deemed to issue shares of Common Stock) for a price per share less than $0.07, then the exercise price of the Common Stock Warrants will be reduced by a customary “weighted-average” antidilution formula (subject to certain exempted issuances).

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

The Company’s Exchange of Series B and B-1 Units for Series D and D-1 Units for Certain Outstanding Securities.

On February 2, 2011, in connection with and as a condition to the transactions contemplated by the Unit Purchase Agreement, we entered into an Exchange Agreement (the “Exchange Agreement”) with UBS Americas, Bonds MX and Robert Jones (“Jones”). Pursuant to the Exchange Agreement, among other things, on February 2, 2011, we (a) issued 22.5 Units in exchange for all of the outstanding shares of our Series B Preferred and certain outstanding warrants to purchase shares of our Common Stock, and (b) issued 12.5 Series D-1 Units in exchange for all of the outstanding shares of our Series B-1 Preferred and certain outstanding warrants to purchase shares of our Series A Preferred.

The Common Stock Warrants issued pursuant to the Exchange Agreement include provisions, among other things, (a) permitting the holder to exercise such Common Stock Warrant through a cashless “net exercise election,” and (b) providing that, for a period of 18 months following the date of the Exchange Agreement, if the Company issues shares of Common stock (or is deemed to issue shares of Common Stock) for a price per share less than $0.07, then the exercise price of the Common Stock Warrants will be reduced by a customary “weighted-average” antidilution formula (subject to certain exempted issuances).

The shares of Series D Preferred included in the Units issued pursuant to the Exchange Agreement are initially convertible for an aggregate of approximately 32,142,857 shares of our Common Stock, and the Common Stock Warrants included in the Units issued pursuant to the Exchange Agreement are initially exercisable for an aggregate of 32,142,857 shares of our Common Stock.

The shares of Series D-1 Preferred included in the Series D-1 Units issued pursuant to the Exchange Agreement are initially convertible for an aggregate of approximately 178,571 shares of our Series A Preferred, and only in certain circumstances, also are initially convertible for an aggregate of approximately 17,857,143 shares of our Common Stock. The Series A Warrants included in the Series D-1 Units issued pursuant to the Exchange Agreement are initially exercisable for an aggregate of approximately 178,571 shares of our Series A Preferred. The Series A Warrants issued pursuant to the Exchange Agreement include provisions, among other things, (a) permitting the holder to exercise such Series A Warrant through a cashless “net exercise election,” and (b) providing that, for a period of 18 months following the date of the Exchange Agreement, if the Company issues shares of Common Stock (or is deemed to issue shares of Common Stock) for a price per share less than $0.07, then the exercise price of the Series A Warrants will be reduced by a customary “weighted-average” antidilution formula (subject to certain exempted issuances).

In addition to providing for the issuance of the of the Units and Series D-1 Units in exchange for the Series B Securities and Series B-1 Securities, the Exchange Agreement contains representations and warranties and covenants of the Company in favor of UBS Americas, Bonds MX and Jones. The covenants set forth in the Exchange Agreement substantially similar to those set forth in the Unit Purchase Agreement.

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

Due to the down-round provision and in accordance with the Contracts in Entity’s Own Equity Topic of ASC 815-40-15, all warrants issued are recognized as liabilities at their respective fair values on each reporting date. The fair values of these securities were estimated using a Black-Scholes valuation model, which is being marked-to-market each reporting period with corresponding changes in the fair value being recorded as unrealized gains or losses on derivative financial instruments in the consolidated statement of operations. The revaluation of the warrants at September 30, 2011 resulted in $601,072 unrealized loss on derivative financial instruments.

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

Related to the exchange of the 12.5 Series B-1 for Series D-1 Units the Company had fair value the warrants issued associated for each at grant date, which amounted to $205,225 and $703,572, respectively, resulting in an $498,347 realized loss of derivatives financial instruments at the exchange date. The fair values were determined using the Black-Scholes option-pricing model at $0.04 per warrant utilizing the following assumptions, expected volatility of 66.00%, risk-free interest rate of 2.10%, contractual term of five years.

Due to the down-round provision and in accordance with the Contracts in Entity’s Own Equity Topic of ASC 815-40-15, all warrants issued are recognized as liabilities at their respective fair values on each reporting date. The fair values of these securities were estimated using a Black-Scholes valuation model, which is being marked-to-market each reporting period with corresponding changes in the fair value being recorded as unrealized gains or losses on derivative financial instruments in the consolidated statement of operations. The revaluation of the warrants at September 30, 2011 resulted in $333,928 unrealized loss on derivative financial instruments.

The remaining residual value of the 12.5 Units was then allocated to the Convertible Series D-1 Preferred Stock which amounted to $546,429. As a result the Company has reviewed the terms of the preferred stock and accounted for these preferred stock in accordance to the provision of ASC 480, Distinguishing Liabilities from Equity and ASC 470, Debt, and as such, was classified as an equity instrument with a beneficial conversion feature. The intrinsic value of the beneficial conversion feature of the Convertible Series D Preferred Stock was reflected as a preferred dividend of $714,285 at the time of the exchange. As a result of the exchange of the Convertible Preferred Stock Series B and Series D the unit holders received the ability to convert in to approximately 12,649,000 additional common shares of stock. This incremental benefit has been recorded as a $379,464 preferred dividend on the exchange date.

Series D Stockholders Agreement.

In connection with and as a condition to the transactions contemplated by the Unit Purchase Agreement and the Exchange Agreement, on February 2, 2011, the Company, Oak, GFI, UBS Americas, Bonds MX and Jones entered into a Series D Stockholders’ Agreement setting forth certain agreements among and between the Company and such stockholders (the “Stockholders Agreement”).

Pursuant to the Stockholders Agreement, in the event that Oak, GFI, UBS Americas, Bonds MX or Jones (the “Series D Stockholders”) seeks to sell its shares of Series D Preferred or Series D-1 Preferred or warrants to purchase shares of Series D Preferred or Series D-1 Preferred, each other Series D Stockholder shall have the right to sell a pro rata portion of its similar securities along with the selling Series D Stockholder. Alternatively, the Company, at its option, may redeem the applicable securities from the other Series D Stockholders and the selling Series D Stockholder would be permitted to sell his, her or its shares free of such obligation. The foregoing obligations do not apply to transfers pursuant to Rule 144, transfers to certain permitted transferees, bona fide pledges and pledges outstanding as of the date of the Stockholders’ Agreement. Such obligations also do not apply to sales of less than 10% of the securities held by the selling Series D Stockholder.

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

Additionally, if, after the date of the Stockholders Agreement, any person acquires shares of Series A Preferred, Series D Preferred or Series D-1 Preferred, the Company shall use its reasonable best efforts to have such stockholder become a party to the Stockholders Agreement. Additionally, the Company is prohibited from issuing any shares of Series D Preferred or Series D-1 Preferred without the prior consent of the Series D Stockholders (other than as permitted by the Unit Purchase Agreement) and unless such purchaser becomes a party to the Stockholders Agreement.  Pursuant to the Stockholders Agreement, the Company’s Series B Stockholders’ Agreement, dated October 19, 2010, with UBS Americas, Bonds MX and Jones was terminated.

Amended and Restated Registration Rights Agreement.

In connection with and as a condition to the transactions contemplated by the Unit Purchase Agreement and the Exchange Agreement, on February 2, 2011, the Company entered into an Amended and Restated Registration Rights Agreement with Oak, GFI, UBS Americas, Bonds MX and Jones (the “Amended and Restated Registration Rights Agreement”). The Amended and Restated Registration Rights Agreement requires the Company to file a registration statement with Securities and Exchange Commission covering the resale of all of the shares of Common Stock issuable upon conversion of the shares of Series D Preferred and Series D-1 Preferred and the exercise of the Common Stock Warrants sold to Oak, GFI, UBS Americas (with respect to Common Stock issuable upon conversion of shares of Series D-1 Preferred only), Bonds MX and Jones. The Company is required to file such registration statement not later than August 7, 2011. The Amended and Restated Registration Rights Agreement amended, restated and replaced the Registration Rights Agreement, dated as of October 19, 2010, by and among the Company, UBS Americas, Bonds MX and Jones.

The Amended and Restated Registration Rights Agreement also provides Oak, GFI, UBS Americas, Bonds MX and Jones “piggy back” registration rights with respect to certain registration statements filed by the Company for its own sale of shares of Common Stock or resales of shares of Common Stock by other stockholders, and also contains other customary undertakings and restrictions with respect to the Company.

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

The remaining residual value of the Units was then allocated to the Convertible Series D Preferred Stock which amounted to $174,286. As a result the Company has reviewed the terms of the preferred stock and accounted for these preferred stock in accordance to the provision of ASC 480, Distinguishing Liabilities from Equity and ASC 470, Debt, and as such, was classified as an equity instrument with a beneficial conversion feature. The intrinsic value of the beneficial conversion feature of the Convertible Series D Preferred Stock was reflected as a preferred dividend of $228,572 at the time of issuance of the stock.

Capital Issuance June 2011

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

The remaining residual value of the Units was then allocated to the Convertible Series D Preferred Stock which amounted to $885,714. As a result the Company has reviewed the terms of the preferred stock and accounted for these preferred stock in accordance to the provision of ASC 480, Distinguishing Liabilities from Equity and ASC 470, Debt, and as such, was classified as an equity instrument with a beneficial conversion feature. The intrinsic value of the beneficial conversion feature of the Convertible Series D Preferred Stock was reflected as a preferred dividend of $1,142,857 at the time of issuance of the stock.

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

On August 11, 2011, the Company issued 2,857,143 warrants in exchange for marketing services to be provided to the Company. The fair value of the warrants issued, totaled $187,714, was determined using the Black-Scholes option-pricing model of $0.07 per warrant utilizing the following assumptions, expected volatility of 166.22% , risk-free interest rate of 1.02%, contractual term of five years, for further detail refer to Note 12.

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

Net capital positions of the Company’s broker dealer subsidiary were as follows at September 30, 2011:

Ratio of aggregate indebtedness to net capital	0.06 to 1
Net capital	$1,677,711
Required net capital	$100,000

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

Pursuant to the employment agreements, the Company has agreed to grant Mr. Sanderson two options to purchase shares of the Company’s Common Stock: (a) an option to purchase 18,575,000 shares of the Company’s Common Stock at a purchase price of $0.07 per share for a period of 7 years, half of which was vested at grant and the balance of which shall vest quarterly over a period of one year from the date of grant, and (b) an option to purchase 18,575,000 shares of the Company’s Common Stock at a purchase price of $0.105 per share for a period of 7 years, which shall vest quarterly over a period of two years after the option described above is fully vested.  The Company shall not be required to grant such options until such time as the number of its authorized shares of Common Stock are increased from 300,000,000 shares to 1,000,000,000 shares, but the options were treated as issued on February 8, 2011.

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

The Company has agreed to grant Mr. Chertoff two options to purchase shares of the Company’s Common Stock: (a) an option to purchase 4,000,000 shares of the Company’s Common Stock at a purchase price of $0.07 per share for a period of 7 years, half of which was vested at grant and the balance of which shall vest quarterly over a period of one year from the date of grant, and (b) an option to purchase 4,000,000 shares of the Company’s Common Stock at a purchase price of $0.105 per share for a period of 7 years, which shall vest quarterly over a period of two years after the option described above is fully vested. The Company shall not be required to grant such options until such time as the number of its authorized shares of Common Stock are increased from 300,000,000 shares to 1,000,000,000 shares, but the options were treated as issued on February 2, 2011.

The Company has agreed to grant Mr. Ryan two options to purchase shares of the Company’s Common Stock: (a) an option to purchase 4,000,000 shares of the Company’s Common Stock at a purchase price of $0.07 per share for a period of 7 years, half of which was vested at grant and the balance of which shall vest quarterly over a period of one year from the date of grant, and (b) an option to purchase 4,000,000 shares of the Company’s Common Stock at a purchase price of $0.105 per share for a period of 7 years, which shall vest quarterly over a period of two years after the option described above is fully vested.  The Company shall not be required to grant such options until such time as the number of its authorized shares of Common Stock are increased from 300,000,000 shares to 1,000,000,000 shares, but the options were treated as issued on February 2, 2011.

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

Additionally, on February 2, 2011, under the 2010 Loughlin separation agreement, the Company issued fully vested options to purchase 5,000,000 shares of common stock at $0.07 per share.

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

On July 14, 2011, the Company awarded H. Eugene Lockhart and Patricia Kemp, each directors of the Company, 491,207 of additional stock options. Each option was fully vested upon grant date, with an exercise price of $0.075 per share, which was the most recent closing price of our Common Stock reported on the OTC Bulletin Board as of the date of grant. The foregoing options expire on the seventh anniversary of the date of grant.

On July 14, 2011, the Company awarded George O‘Krepkie, our President, 3,901,780 additional stock options, pursuant to our 2011 Equity Plan. The options were 25% vested upon grant, with the balance vesting in equal quarterly installments over a four-year period, with an exercise price of $0.075. These options expire on the seventh anniversary of the date of grant.

On July 14, 2011, in accordance with agreements reached with our former Chief Executive Officer, and our former Chief Financial Officer and Chief Administrative Officer, the Board of Directors approved a modification to the exercise price and vesting dates for certain options.

On July 14, 2011, the purchase price of 18,575,000 options were treated as issued on February 2, 2011 to our former Chief Executive Officer was increased to $0.075 per share and such option’s vesting term was modified to vest 25% upon grant , with the balance vesting in equal quarterly installments over four year period, which expire on the seventh anniversary of the date of grant. In accordance with FASB ASC 718 Compensation-Stock Compensation, the Company had to evaluate the effect upon compensation of the option modification. The evaluation used incorporated calculating weighted-average grant date fair value of the modified options utilizing the original exercise prices of $0.07 per share. The weighted-average grant date fair value of the modified options utilizing the modified exercise price of $0.07. Assumptions relating to the estimated fair value of these stock options on the date of modification, which the Company estimated using the Black-Scholes option pricing model are as follows: risk-free interest rate of 1.51%; expected dividend yield of zero percent; expected option life of 5 years; and current volatility of 168.16%. No additional compensation expense needed to be recorded during the three months ended September 30, 2011 related to the incremental fair value and additional acceleration charge due to the modification.

Additionally, the Company did not grant the 18,575,000 shares of options with the exercise price of $0.105 per share due to the limited shares available during February 2011. These options were not measurable at the time of the intended grant date, which resulted in a zero charge. On July 14, 2011, the Company reached agreement with our former Chief Executive Officer that ultimately resulted in the grant of 22,476,780 stock options with an exercise price of $0.075. The options were 25% vested upon grant, with the balance vesting in equal quarterly installments over a four year period. These options expire on the seventh anniversary of the date of grant.

On July 14, 2011, the purchase price of each 4,000,000 options were treated as issued on February 2, 2011 to our former Chief Financial Officer and Chief Administrative Officer was increased to $0.075 per share and such option’s vesting term was modified to vest 25% upon grant with the balance vesting in equal quarterly installments over four year period, which expire on the seventh anniversary of the date of grant. In accordance with FASB ASC 718 Compensation-Stock Compensation, the Company had to evaluate the effect upon compensation of the option modification. The evaluation used incorporated calculating weighted-average grant date fair value of the modified options utilizing the original exercise prices of $0.07 per share. The weighted-average grant date fair value of the modified options utilizing the modified exercise price of $0.07. Assumptions relating to the estimated fair value of these stock options on the date of modification, which the Company estimated using the Black-Scholes option pricing model are as follows: risk-free interest rate of 1.51%; expected dividend yield of zero percent; expected option life of 5 years; and current volatility of 168.16%. No additional compensation expense needed to be recorded during the three months ended September 30, 2011 related to the incremental fair value and additional acceleration charge due to the modification.

Additionally, the Company was unable to grant the 4,000,000 shares of options with the purchase price of $0.105 per share due to the limited amount of shares available during February 2011. These options were not measurable at the time of the intended grant date, which resulted in a zero charge. Also, on July 14, 2011, the Company reached agreement with our former Chief Financial Officer and Chief Administrative Officer that ultimately resulted in the grant to each officer 4,000,000 stock options with an exericse price of $0.075. The options were 25% vested upon grant, with the balance vesting in equal quarterly installments over a four year period. These options expire on the seventh anniversary of the date of grant.

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

A summary of option activity as of September 30, 2011 and changes during the nine months then ended is presented below:

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value

Outstanding at January 1, 2011	4,846,357	$0.40	4.51	$—
Granted	121,419,094	0.08	6.36	2,423,816
Exercised	—	—	—	—
Forfeited	—	—	—	—
Outstanding at September 30, 2011	126,265,451	$0.12	6.53	$2,423,816
Exercisable at September 30, 2011	78,407,717	$0.14	6.69	$1,442,426

The compensation expense recognized for the three months ended September 30, 2011 and 2010 were $485,405 and $1,327,400, respectively. As of September 30, 2011, total unrecognized share-based compensation expense related to non-vested stock options was $3,755,646, and is expected to be recognized over a weighted average period of approximately 2.51 years.

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

As described below, on September 29, 2010, the Employment Agreement, dated July 7, 2009, between the Company and Christopher Loughlin, our former Chief Operating Officer and Secretary, and the Employment Agreement, dated July 7, 2009, between the Company and Joseph Nikolson, our former Executive Vice President and former President of our Bonds.com, Inc. broker-dealer subsidiary, were terminated.

Nikolson and Loughlin Separation Agreements

Under the Loughlin Separation Agreement, the company has agreed to pay approximately $775,000 in severance and benefits. In addition, the Company issued fully-vested options to purchase 5 million shares of common stock at $0.07 per share.

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

The Company agreed to pay $925,000 to satisfy the Company’s obligation to John J. Barry IV pursuant to the Amendment and Release dated October 19, 2010.

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

For the nine months ended September 30, 2011 and 2010, the Company recorded an income tax provision of $150,559 and $2,036,344, respectively. The effective tax rate for the nine months ended September 30, 2011 and 2010 was 1.26% and 28.34%, respectively. The effective tax rate decrease for the nine months ended September 30, 2011 was attributed to an unrealized gain on derivatives related to convertible notes payable. The tax rate differs from the statutory federal rate of 34% primarily due to valuation allowances recorded on the Company’s net operating loss carry forward generated during the period. A valuation allowance has been recorded because it is more likely than not that the company will not be able to utilize net operating loss carry forward.

19.	Subsequent Events

On October 5, 2011, Michael O. Sanderson resigned from his position as Bonds.com Group, Inc.’s Chief Executive Officer. Mr. Sanderson will continue as our Co-Chairman and a member of our Board of Directors. As Co-Chairman, we anticipate Mr. Sanderson will continue to have an important role in the Company’s operations and financing efforts. In connection with Mr. Sanderson’s resignation as Chief Executive Officer, the Company and Mr. Sanderson agreed that:

●	Mr. Sanderson’s base salary has been reduced from $300,000 to $200,000;

●
Mr. Sanderson’s resignation and reduction in base salary will not result in his right to receive any severance payments or other severance or termination benefits under his existing Employment Agreement; and

●
Mr. Sanderson will have the right to receive the severance benefits payable under his existing Employment Agreement if the Company’s Board of Directors removes him or does not re-elect him as Co-Chairman, in each case, without cause (as such term is defined in his existing Employment Agreement).

The Company has not appointed a new Chief Executive Officer. As a result of Mr. Sanderson’s resignation as Chief Executive Officer, George O’Krepkie, the Company’s President, will report directly to the Company’s Board of Directors.

Additionally, on October 5, 2011, George O’Krepkie, the Company’s President, was elected to the Company’s Board of Directors to fill the vacancy created by Jeffrey M. Chertoff’s resignation.

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

Earnings Overview

The Company incurred a loss applicable to common stockholders of approximately $23,660,000 for the nine months ended September 30, 2011. During the nine months ended September 30, 2010, the Company incurred a loss of approximately $9,219,000, which is a change of approximately $14,441,000. The net change was primarily due to an increase in preferred stock dividends expense of approximately $11,392,000, an increase in realized loss on settled derivative related to the February 2, 2011 exchange offer and conversion price reduction related to the convertible notes of approximately $1,411,000, an increase in unrealized loss on derivative financial instrument of approximately $5,443,000 is due to the change in methodology in computing volatility and an increase in share based compensation, professional fee and technology and communication expense of approximately $2,717,000, $1,948,000 and $22,000, respectively, offset by an increase in gross margin of approximately $769,000, and a decrease in compensation expense, interest expense, other expense, income tax and other miscellaneous expense of approximately $2,180,000, $562,000, $3,019,000, $1,886,000 and $75,000, respectively.

Revenue

During the nine months ended September 30, 2011, the Company generated revenue of $2,843,000, compared to $2,014,000 for the nine months ended September 30, 2010. The comparative increase of 41% or approximately $829,000, was due to revenues from increased transactions in fixed income securities on our trading platform. The sale revenues are generated by spreads we receive equal to the difference between the prices at which we sell securities on our BondPro trading platforms and the prices we pay for those securities. Given that our revenue is measured as a function of the aggregate value of the securities traded, our per trade revenue varies to a great deal based on the size of the applicable trade.

Gross Margin

Gross margin as a percentage of sales, or gross margin, increased by 6% to 85% for the three months ended September 30, 2011 compared to the three months ended September 30, 2010 of 79%. The increase in gross margin was due the renegotiation of the clearing charges with our vendor in February 2011.

For the nine months ended September 30, 2011, gross margin increased by 2% to 87% compared to the nine months ended September 30, 2010 of 85%. The increase in gross margin was due the renegotiation of the clearing charges with our vendor in February 2011.

Operating Expenses

For the three months ended September 30, 2011, operating expenses were $3,184,000, compared to $2,416,000 for the three months ended September 30, 2010. The comparative increase of approximately $768,000 during the three months ended September 30, 2011 is primarily due to a increase in compensation expense of approximately $264,000, an increase in professional fees of approximately $27,000, an increase in share base compensation expense of approximately $485,000 an increase in depreciation and amortization of approximately $28,000, an increase in other miscellaneous expense of approximately $28,000, offset by a decrease in technology and communication expense of approximately $65,000.

For the nine months ended September 30, 2011, operating expenses were $12,584,000, compared to $10,152,000 for the nine months ended September 30, 2010. The comparative increase of approximately $2,432,000 during the nine months ended September 30, 2011 is primarily due to a decrease in compensation expense of approximately $2,180,000, a decrease in other miscellaneous expense of approximately $80,000, offset by an increase in share based compensation, professional fees, depreciation and amortization and technology and communication expense of approximately $2,717,000, $1,948,000, $5,000 and $22,000, respectively.

Other Income and Expense

For the three months ended September 30, 2011, the Company incurred other expense of $3,931,000 compared to other income of $1,853,000 for the three months ended September 30, 2010. The comparative increase of approximately $5,784,000 during the three months ended September 30, 2011 is primarily due to a decrease in interest expense of approximately $150,000, a decrease in other expense approximately $2,103,000, offset by a decrease in unrealized gain on derivative financial instrument of approximately $8,038,000.

For the nine months ended September 30, 2011, the Company incurred other expense of $2,014,000, compared to other income of $1,258,000 for the nine months ended September 30, 2010. The comparative increase of approximately $3,272,000 during the nine months ended September 30, 2011 is primarily due to a decrease in interest expense of approximately $562,000, a decrease in other expense of approximately 3,019,000, a decrease in unrealized gain on derivative financial instrument of approximately $5,443,000, offset by an increase in realized loss on settled derivatives of approximately $1,411,000.

Liquidity and Capital Resources

As of September 30, 2011, the Company had total current assets of approximately $2,053,000, which comprised cash and cash equivalents, deposits with clearing organizations, and prepaid expenses and other assets. This compares with current assets of approximately $1,016,000, comprised of cash and cash equivalents, investment securities, deposits with clearing organizations, and prepaid expenses and other assets, as of December 31, 2010. As of September 30, 2011 and December 31, 2010, $1,718,036 and $373,128, respectively, of current assets were classified as deposits with clearing organizations. The increase is primarily related to the aggregate of $8,561,375, net of costs, raised by the Company in financing transaction on February 2, March 7 and June 23, 2011 and the result of the Company using cash and cash equivalents available for operations during the quarter period ended September 30, 2011.

The Company’s current liabilities as of September 30, 2011 totaled approximately $12,420,000, comprising accounts payable and accrued expenses of approximately $3,793,000, liabilities under derivative financial instruments of $7,024,000, convertible note payable of $650,000, preferred stock dividend payable of approximately $604,000 and common stock payable of approximately $349,000. This compares to current liabilities at December 31, 2010 of approximately $5,439,000, comprising accounts payable and accrued expenses of approximately $4,868,000, liabilities under derivative financial instruments of approximately $465,000, and convertible notes payable other and notes payable other of approximately $24,000 and $82,000, respectively, due within the next 12 months.

As of September 30, 2011, we had a working capital deficit of approximately $10,367,000, compared to a working capital deficiency of approximately $4,423,000 at December 31, 2010, an increase of approximately $5,944,000. We currently do not believe we have sufficient liquidity to satisfy all current obligations when they come due; however, management is actively pursuing additional financing. There is no assurance that those efforts will be successful. If we are unable to secure additional funding it may materially impair our ability to continue to operate our business.

Historically, we have satisfied our funding needs primarily through equity and debt financings, and we need to raise additional funding promptly or we risk a cessation or interruption in our business. As of November 14, 2011, the Company had cash on hand and liquid deposits with clearing organizations in the total amount of approximately $1,180,000, which includes the proceeds from the recent financings described in Note 13. We intend to use the majority of these funds for working capital purposes. Management anticipates that our current liquidity, along with cash generated from revenues, will be sufficient for sustaining our operating activities only until approximately the middle of December 2011. While we are actively negotiating for additional equity investments by new investors, there is no assurance that we will be successful in raising additional capital. If we are unable to raise sufficient capital in the very near term, we may experience an interruption or cessation of our business and may be forced to seek reorganization or liquidation under U.S. bankruptcy laws. For these reasons and others, there is substantial doubt about our ability to continue as a going concern.

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

The following is a summary of the Company’s cash flows provided by (used in) operating, investing, and financing activities for the nine months ended September 30, 2011 and 2010 (in 000’s):

	Nine Months Ended September 30, 2011	Nine Months Ended September 30, 2010
Net cash (used) in operating activities	$(8,729)	$(4,942)
Net cash (used in) investing activities	$(31)	$(17)
Net cash provided by financing activities	$8,254	$2,378
Net (decrease) in cash	$(506)	$(2,581)

Net cash used in operations for the nine months ended September 30, 2011 was approximately $8,729,000, compared with a use of cash of approximately $4,942,000 for the nine months ended September 30, 2010. The increase in cash usage for the nine months ended September 30, 2011 is due primarily to non-cash items related to the Exchange Offer and the Unit sale for unrealized gain on derivative financial instruments, realized loss on derivative financial instruments and preferred stock dividends of approximately $2,656,000, $1,411,000 and $8,148,000, respectively, and share based compensation of $2,817,000 offset by cash outflows for transfer of net deposits to clearing organizations in the amount of approximately $1,345,000 and net changes in working capital items in the amount of approximately $675,000.

Net cash used in investing activities for the nine months ended September 30, 2011 were approximately $31,000, compared with a use of cash of approximately $17,000 for the nine months ended September 30, 2010.

Net cash provided by financing activities were approximately $8,254,000 for the nine months ended September 30, 2011, compared with cash provided by financing activities of approximately $2,378,000 for the nine months ended September 30, 2010. Cash flows provided by financing activities in the nine months ended September 30, 2011 reflected approximately $8,561,000 of net proceeds received from the Series D-1 Convertible Preferred Stock capital raise. These amounts were offset by payments of debt made during the quarter ended September 30, 2011 of approximately $307,000. Cash flows provided by financing activities for the nine months ended September 30, 2010 reflected the issuance of approximately $655,000 in common stock, approximately $1,542,000 Series A Preferred Stock and proceeds from notes payable and convertible notes payable of approximately $520,000 and $2,491,000, respectively. These amounts were offset by repayments of debt made during the quarter ended September 30, 2010 of $2,830,000.

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

Going Concern

Our independent auditors have added an explanatory paragraph to their audit opinion issued in connection with the consolidated financial statements of Bonds.com Group, Inc. for the years ended December 31, 2010 and 2009, with respect to their doubt about our ability to continue as a going concern due to our recurring losses from operations and our accumulated deficit. We have a history of operating losses since our inception in 2005, and had a working capital deficit of approximately $10,367,338 and an accumulated deficit of approximately $52,255,645 at September 30, 2011, which together raises doubt about the Company’s ability to continue as a going concern. Our ability to continue as a going concern will be determined by our ability to sustain a successful level of operations and to continue to raise capital from debt, equity and other sources. The accompanying unaudited condensed consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

Income Taxes

We recognize deferred income taxes for the temporary timing differences between U.S. GAAP and tax basis taxable income. Deferred tax assets are reduced by a valuation allowance when, in the opinion of management, it is more likely than not that some portion or all of the deferred tax assets will not be realized. We evaluate and determine on a periodic basis the amount of the valuation allowance required and adjust the valuation allowance as needed. As of September 30, 2011 and 2010, a valuation allowance was established for the full amount of deferred tax assets related to the Company’s net operating loss carry forwards due to the uncertainty of its realization.

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

Contractual Obligations

As a “smaller reporting company” as defined by Item 10 of Regulation S-K, the Company is not required to provide this information.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk.

As a “smaller reporting company” as defined by Item 10 of Regulation S-K, the Company is not required to provide information required by this Item.

Item 4.	Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Disclosure controls and procedures are designed with the objective of ensuring that information required to be disclosed in reports filed by the Company under the Exchange Act, such as this annual report, is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission. Disclosure controls and procedures are also designed with the objective of ensuring that such information is accumulated and communicated to management, including the President and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

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

Under the supervision and with the participation of our management, including our President and Chief Financial Officer, we have evaluated the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rule 13a-15(e) under the Securities and Exchange Act of 1934, as of the end of our most recent fiscal quarter.

Based on the controls and procedures evaluations, our President and Chief Financial Officer have concluded that, as of the end of the period covered by this Quarterly Report, our disclosure controls and procedures were not operating effectively to provide reasonable assurance that information required to be disclosed in our periodic reports filed with the SEC is recorded, processed, summarized and reported within the time period specified by the SEC, and that material information relating to the Company and its consolidated subsidiaries is made known to management, including the President and Chief Financial Officer, particularly during the period when our periodic reports are being prepared.

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

Changes in Internal Controls over Financial Reporting

There have been no changes in our internal controls over financial reporting during the quarter ended September 30, 2011 that have materially affected or are reasonably likely to materially affect our internal controls over financial reporting.

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

Dated: November 21, 2011	BONDS.COM GROUP, INC.

	By:	/s/ John Ryan
	Name:	John Ryan
	Title:	Chief Financial Officer

(Signing in his capacity as duly authorized officer and as Principal Financial Officer of the Registrant)