Form 10-K
period 2011-12-31
Bonds.com Group, Inc.
filed 2012-05-21
CIK 1179090

U.S. SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934
for the fiscal year ended December 31, 2011

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
Yes ☐ No ☒

Indicate by check mark whether registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes ☒      No 

Indicate by check mark if disclosure of delinquent filers in response to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendments to this Form 10-K. ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one)

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act) Yes ☐ No ☒

As of June 30, 2011, the last business day of our most recently completed second fiscal quarter, the aggregate market value of the voting common stock and non-voting common stock held by non-affiliates was $3,444,817 based on the last reported sale price of common stock on the OTC Bulletin Board of $0.11 on that date. For purposes of this calculation, affiliates are deemed to be officers, directors and holders of 10% or more of the outstanding common stock.

As of May 15, 2012, there were 104,354,190 shares of common stock, par value of $0.0001 per share, outstanding.

BONDS.COM GROUP, INC.

FORM 10-K

FISCAL YEAR ENDED DECEMBER 31, 2011

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

PART I

ITEM 1. BUSINESS

Overview

Bonds.com Group Inc.’s wholly-owned subsidiary Bonds.com, Inc. (“we,” “us,” “our” or the “Company”), a Financial Industry Regulatory Authority (“FINRA”) registered broker-dealer and Alternative Trading System (“ATS”), offers access to live liquidity and execution in fixed income securities through BondsPRO.  BondsPRO is a new business model for odd-lot fixed-income trading which effectively establishes connectivity between traders and provides live and executable order flow, delivered through multiple technology interfaces.

BondsPRO

BondsPRO provides professional traders and large institutional investors live prices on U.S. corporate and emerging market debt issues from contributing counterparties. BondsPRO posts live, anonymous, and executable orders on a single bond or on a list basis, and permits price negotiation. Its all-to-all connectivity allows supply to meet demand, thereby increasing efficiency and reducing spread. We are a neutral counterparty to all trades, acting as a riskless principal.

The BondsPRO platform is an alternative trading system for trading odd-lot fixed-income securities. Users are able to customize screens and utilize dynamic filtering capabilities to quickly and easily select and view only those market areas that meet their trading criteria. The connectivity between traders on the platform supports a broad range of liquidity and execution opportunities.  Users can access the system and submit orders via a variety of mechanisms, including Application Programming Interface (“API”), BondsPRO’s proprietary GUI, Bloomberg ETOMS, and Microsoft Excel.

The BondsPRO platform provides users the ability to obtain real-time executable bids or offers on thousands of bond offerings sourced directly from broker-dealers and other end users. Unlike other electronic trading platforms that charge subscription fees, access charges, ticket fees, or commissions in order to generate revenue, our model allows us to generate revenue through mark-ups or mark-downs on secondary market securities.  BondsPRO is available free of charge, and is based on an “aggressor pays” fee structure.

BondsPRO provides a direct channel between institutional clients and the trading desks at our participating broker-dealers. We expect this will reduce sales and marketing costs, and eliminate layers of intermediaries between dealers and end investors.

Industry Background

Fixed Income Securities Trading Market

There are several types of fixed-income securities traded in the U.S. and global securities markets. The types of fixed income securities on which our business is currently focused are:

●	U.S. Corporate Bonds; and

●	Emerging Market Debt.

The Securities Industry and Financial Markets Association (“SIFMA”), formerly The Bond Market Association, estimated that as of December 31, 2011, there was nearly $36 trillion of fixed-income securities outstanding in the U.S. trading market. The following tables set forth reported market and average trading volumes for various fixed-income securities in the U.S. market for the periods indicated:

Table 1. Outstanding U.S. Bond Market Debt ($ Billions)

	Municipal	Treasury1	Mortgage Related2	Corporate Debt	Federal Agency Securities3	Money Markets4	Asset-Backed5	Total

2010
Q1	3,729.00	7,745.12	8,627.71	7,215.20	2,705.40	2,968.80	2,254.50	35,245.73
Q2	3,729.00	8,092.17	8,523.82	7,234.90	2,716.67	2,827.30	2,165.00	35,288.86
Q3	3,732.70	8,488.09	8,509.48	7,423.50	2,582.50	2,887.50	2,095.80	35,719.56
Q4	3,794.50	8,853.02	8,513.20	7,511.90	2,538.78	2,866.50	2,034.50	36,112.41

2011
Q1	3,778.60	9,122.50	8,481.93	7,606.50	2,489.99	2,943.00	1,975.90	36,398.42
Q2	3,730.50	9,326.21	8,538.19	7,677.30	2,380.59	2,897.00	1,916.50	36,466.29
Q3	3,739.50	9,616.10	8,523.41	7,751.50	2,359.40	2,662.70	1,857.90	36,510.51
Q4	3,743.30	9,928.44	8,423.52	7,790.70	2,326.88	2,572.00	1,815.40	36,600.24

1 Interest bearing marketable public debt.
2 Includes Government National Mortgage Association ("GNMA"), Federal National Mortgage Association ("FNMA"), FHLMC mortgage-backed securities and Collateralized Mortgage Obligation ("CMO"), and CMBS, and private-label Mortgage Backed Securities ("MBS")/CMOs.

3 Contains agency debt of FNMA, Freddie Mac, Farmer Mac, Federal Home Loan Mortgage Association ("FHLMC"), the Farm Credit System, and federal budget agencies (e.g., TVA).
4 Includes commercial paper, bankers acceptances, and large time deposits.
5 Includes auto, credit card, home equity, manufacturing, student loans and other; Collateralized Debt obligations ("CDO") of Asset Backed Securities ("ABS") are included.
See US Treasury Issuance, Gross & Net; US Mortgage-Related Outstanding; US Agency Debt Outstanding; and US ABS Outstanding.

Sources: U.S. Department of Treasury, Federal Reserve System, Federal agencies, Dealogic, Thomson Reuters, Bloomberg, Loan Performance and SIFMA

Table 2: Average Daily Trading Volume in the U.S. Bond Markets ($ Billions)

	Municipal	Treasury1	Agency MBS2	Non Agency MBS3*	ABS4*	Corporate Debt5,6	Federal Agency Securities1	Total7
2011
Jan.	12.0	538.6	313.7	-	-	19.4	64.1	947.9
Feb	12.2	650.6	286.6	-	-	19.2	70.2	1,038.8
Mar	10.7	617.0	254.1	-	-	17.5	67.8	967.1
Apr	12.0	514.0	236.8	-	-	15.7	55.7	834.2
May	10.7	563.9	301.0	6.5	2.1	15.5	57.7	957.3
Jun	11.3	612.7	284.2	9.6	2.1	16.2	59.7	995.8
Jul	11.4	557.5	299.2	3.4	1.3	14.5	47.9	935.3
Aug	12.0	672.7	340.5	3.5	1.6	15.7	53.1	1,099.0
Sep	11.5	557.5	343.2	3.5	1.8	14.4	47.1	979.0
Oct	10.6	542.2	383.2	3.2	1.2	15.6	37.1	993.3
Nov	11.0	550.1	331.2	3.5	1.2	12.5	37.3	946.7
Dec	9.8	436.9	248.7	3.1	0.8	11.1	38.4	748.8

AVE. '11	12.1	594.6	300.1	-	-	19.3	67.1	993.4
AVE. '12 YTD	11.2	537.1	335.7	6.4	1.3	19.2	43.9	954.9

1 Primary dealer activity.
2 As of May 2011, agency trading activity is no longer limited to primary dealer activity.
3 Includes non-agency RMBS and CMBS.
4 Includes ABS, CDOs, and other.
5 Excludes all issues with maturities of one year or less and convertible securities.
6 Monthly corporate trading data only captures the publicly traded TRACE eligible issues.
7 Totals may not add due to rounding.

*May to December 2011. Non-Agency MBS and ABS not reported prior to May of 2011.

Sources: Federal Reserve Bank of New York, Municipal Securities Rulemaking Board, FINRA TRACE

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

New issues of high-grade corporate Bonds increased to approximately $788 billion in 2011.

Emerging Market Debt

We believe investors have been drawn to the Emerging Markets by high yields and high-growth potential as well as by a general market trend toward positive economic and political reforms and improving economic performance in many Emerging Market countries. Emerging Market debt trading volumes remained relatively flat in 2011. Market participants reported $6.506 trillion in overall Emerging Market debt trading in 2011.  This represents a 4% decrease from the $6.765 trillion reported in 2010.

Institutional Investors

The primary institutional investors in fixed income securities include 1940 Act Institutional Investors and Fund Management Firms, large private and public pension funds, traditional buy side institutions with substantial assets under management (such as mutual fund companies), hedge funds, corporations, insurance companies, and government, educational and not-for-profit organizations. These investors actively seek alternative means to access enhanced product offerings, pricing efficiency, and improved service. Until recently most institutional investors had to satisfy their fixed income securities trading requirements by executing trades with regional broker-dealers over the telephone. Based on our management’s fixed-income trading experience, we believe that several of these regional brokers offer limited proprietary securities inventory, as well as limited research and analysis for their institutional investor clients. We believe that institutional investors are an underserved segment of the fixed income marketplace, and that they have been, for the most part, unable to efficiently access the liquidity provided by other platforms because of the restrictive costs associated with such marketplaces offered to date.

Strategy

Our objective is to provide the market leading electronic trading platform for fixed-income securities connecting broker-dealers and institutional investors more easily and efficiently.

We intend to capitalize on the long-term growth in fixed-income securities trading by providing traders, broker-dealers and institutional investors a variety of trading platform products that, we believe, will transform a trading market that historically has been conducted in a decentralized and inefficient manner.

Our growth strategy includes expanding the types of securities that can be traded on our BondsPRO electronic trading platform as well as increasing the number of broker-dealers and institutional investors that utilize our platform.

We are also contemplating regional expansion to include Europe, Latin America, and the Middle East. These markets will be very important to the Company for both dollar and non-dollar denominated offerings. The expansion will be via a direct presence in these markets or in the form of strategic relationships with regional broker-dealers.

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

Source of Revenue

Fixed Income Securities

In 2011, we generated approximately $4.3 million in revenue, a 59% increase from 2010.  This increase is due primarily to the growth in the number of new clients and their attendant trading activity as well as increased trading activity within existing clients.

We believe our business plan will allow us to continually increase our revenue levels until we become profitable. Unlike other fixed-income trading platforms, we do not currently, nor do we intend to charge fees to contributing dealers for access to BondsPRO and the liquidity provided by our client base. We do not charge monthly subscription fees, ticket fees, access fees or set-up charges to any of our investor clients. Instead, we expect to generate revenues from mark-ups on secondary market securities relating to trading of fixed income securities executed on our electronic trading platforms. Mark-ups on securities, those traded will be based on various terms of such securities, including (1) maturity date; (2) asset class; (3) other financial terms of the securities; and (4) then current market conditions. We believe that our sources of revenue differentiate our business model from other electronic trading platforms and will result in achieving greater profitability for each trade executed, although there is no assurance that our clients will fully accept our pricing method or that it will result in greater profitability than other pricing methods employed by our competitors.

Sales

Sales Staff

We currently employ 17 Relationship Managers and desk personnel who function as marketers and business account managers to assist us in acquiring and retaining clients.

Key Relationships

InterDealer Information Technologies, LLC

We license software and related intellectual property comprising the bulk of the technology behind our BondsPRO platform from InterDealer Information Technologies and its affiliates (collectively, “InterDealer”) pursuant to a Software License, Hosting, Joint Marketing and Services Agreement, as amended (the “InterDealer Agreement”). The InterDealer Agreement requires us to pay a monthly licensing fee equal to the greater of a fixed monthly dollar amount or a fixed percentage of the revenues generated through the Company’s trading platform operated using InterDealer software and intellectual property. Additionally, we reimburse InterDealer for the fees for third party services provided to the BondsPRO platform. InterDealer also maintains and houses our servers and related hardware.

We are heavily reliant on the software, intellectual property and other services provided by InterDealer.

The foregoing description of the InterDealer Agreement is a summary only and is qualified in its entirety by the agreement and amendments thereto themselves, which are referenced as exhibits to this Annual Report.

UBS Securities LLC

We are parties to a strategic relationship with UBS Securities LLC pursuant to which we provide them with a “white label” version of our BondsPRO platform.  Revenue generated through this relationship accounted for approximately 13% of our consolidated revenue during 2011.

Pershing, LLC

We are party to a clearing and custody agreement with Pershing, LLC (“Pershing”), a major back office clearing and custody firm and subsidiary of The Bank of New York, to provide trade clearing and customer relationship management (“CRM”) software for our clients. Through our relationship with Pershing, we access sophisticated and proprietary technology that automates traditionally labor-intensive securities transactions.  Pershing provides execution, clearing and business enhancement services for broker-dealers nationwide and abroad.

Competition

The market for online trading services in fixed-income securities is rapidly evolving and highly competitive. Our direct competitors in the online marketplace include larger broker-dealers and smaller “niche-market” online dealers. We also expect to encounter competition from full commission brokerage firms as well as mutual fund sponsors, including banks, other organizations that provide online brokerage services, and private label fixed income trading platforms. Our competitive success will depend to a large degree on the overall customer experience that we are able to deliver. Although competition may increase if larger online brokers become more aggressive in marketing, we believe we will maintain a competitive advantage due to our branding, our heavy focus on fixed income trading, the strength and flexibility of our platform and our revenue generation model. We believe that we will be able to offer highly competitive pricing for all securities traded and we expect to differentiate ourselves with our pricing model, which does not charge for the services and tools that we provide.

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

We believe our ability to compete will depend upon many factors both within and outside our control. These factors include: regulation; price pressure; the timing and market acceptance of new products, services and enhancements developed by us and our competitors; our ability to design and support efficient, materially error-free Internet-based systems; economic and market conditions, such as recession and volatility; the size of the active investor market today and in the future; the extent to which institutional investors are willing to use electronic trading platforms offered by firms that have traditionally served mostly individual customers; product and service functionality; data availability and cost; clearing costs; ease of use; reliability; customer service and support; and sales and marketing decisions and efforts. We also believe that competitive pressures among the large dealers will inhibit the development of an inventory aggregation model, such as BondsPRO, for common use by these large dealers. We believe that larger dealers are normally unwilling to cooperate and share offerings and market making for fixed income securities.

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

Technology

The BondsPRO electronic trading platform operates using technology licensed from InterDealer. For more information on our relationship with InterDealer Securities, please see Business – Key Relationships elsewhere in this Annual Report.

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

Domain Name

We believe that the “Bonds.com” domain name assists with the marketing of our business by directing potential clients to our website. Under current domain name registration practices, no one else can obtain an identical domain name, but someone might obtain a similar name, or the identical name with a different suffix (e.g. .org) or with a country designation. While we may consider seeking trademark registration of our “Bonds.com” domain name, the Trademark Trial and Appeal Board of the United States Patent and Trademark Office (“USPTO”) in the matter In re CyberFinancial.Net, Inc. in August 2002, held that bonds.com is generic and cannot be registered as a trademark. As a result, it is likely that we would not be able to obtain a trademark registration with the USPTO to protect our domain name under U.S. trademark laws.

Regulation

The securities industry is subject to extensive regulation under federal and state law. In general, broker-dealers are required to register with the Securities and Exchange Commission (“SEC”) and to be members of FINRA or the New York Stock Exchange (“NYSE”). Our broker-dealer and investment advisor subsidiaries are subject to certain regulations promulgated under the Exchange Act and the Investment Advisers Act of 1940, respectively. These regulations establish, among other things, minimum net capital requirements for our broker-dealer subsidiary. We are also subject to regulation under various state laws in all 50 states and the District of Columbia and various US Territories, including registration requirements.

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

Employees

As of March 31, 2012, we had 28 full-time employees.  Of these, 3 are executives with day-to-day management responsibilities, 17 are Relationship Managers and desk personnel who function as marketers and business account managers to assist us in acquiring and retaining clients, 8 are administrative staff covering operations, compliance, financial, technology and support functions.  We consider our relationships with our employees to be good and have not experienced any interruptions of operations due to employee disagreements.

From time to time, the firm may enter into consulting agreements with individuals or firms to provide a specific and defined service. Additionally, in order to potentially expand segments of our business faster, the firm may enter into other strategic relationships.

Additional Company Information

We maintain an Internet website at www.bonds.com. Through our Internet website, we will make available, free of charge, the following reports as soon as reasonably practicable after electronically filing them with, or furnishing them to, the SEC: our annual report on Form 10-K; our quarterly reports on Form 10-Q; our current reports on Form 8-K; and amendments to those reports filed or furnished pursuant to Section 13(a) of the Exchange Act. Our Proxy Statements for our Annual Meetings are also available through our Internet website. You may also obtain copies of our reports without charge by writing to: Bonds.com Group, Inc., 529 Fifth Avenue, 8th Floor, New York City, NY 10017, Attention: Investor Relations.

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

You may read and copy any document we file with the SEC at the SEC’s public reference room at 100 F Street, NE, Room 1580, Washington, DC 20549. Please call the SEC at 1-800-SEC-0330 for information on the public reference room. The SEC maintains an Internet website that contains annual, quarterly and current reports, proxy and information statements and other information that issuers (including the Company) file electronically with the SEC. The SEC’s internet website is www.sec.gov.

Our telephone number is 212-946-3980.

ITEM 1.A. RISK FACTORS

Risks Related to Our Business

Significant doubt exists concerning our ability to continue as a going concern

The Company has five years of operating history. We have had operating losses, since operations began, and had a working capital deficiency of approximately $6.0 million, an accumulated deficit of approximately $45.0 million and a stockholders deficiency of approximately $5.0 million at December 31, 2011, all of which raises doubt about the Company’s ability to continue as a going concern. We expect to continue to incur operating losses, in the aggregate and on a per share basis. There is no assurance that we will be able to achieve or sustain positive cash flows or profitability and we may incur losses in future periods. If we are not able to achieve or sustain positive cash flows or profitability, our stock price may decline. Our independent auditors have expressed substantial doubt as to our ability to continue as a going concern. See Management’s Discussion and Analysis of Financial Condition - Going Concern elsewhere in this Annual Report.

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

The use of our BondsPRO electronic trading platform is relatively new. The success of our business strategy depends, in part, on our ability to maintain and expand the network of broker-dealers and liquidity providers as well as institutional and individual investor clients that use our electronic trading platform. Our business strategy also depends on increasing the use of our platform by these clients. Individuals at broker-dealers or institutional investors may have conflicting interests, which may discourage their use of our platform.

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

Our BondsPRO fee plans, which charge clients a nominal markup on each transaction rather than a monthly subscription fee or transaction fee are different than the fee plans currently utilized by other alternative trading systems. Since these fee plans are relatively new, we have not yet had the ability to evaluate their market acceptance and economic viability. In addition, we, from time to time, may introduce new mark-up plans or commission-based plans, which may include different fee structures than currently addressed in our business plan. We cannot assure you that our BondsPRO fee plans will be fully accepted by our broker-dealer, institutional and/or individual clients or that these clients will accept any new fee plans adopted by us in the future. We also cannot assure that any new fee plans we may adopt in the future will result in an increase in the volume of transactions effected on our platform or that our revenues will increase as a result of the implementation of any such plans. Furthermore, resistance to our BondsPRO fee plans and/or any new fee plans by more than a nominal portion of our clients could have a material adverse effect on our business, financial condition and results of operations.

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

In particular, we depend on two third-party vendors for our bond reference database, and we rely on InterDealer for the technology and hardware that operate our BondsPRO trading platform. Disruptions in the services provided by those third parties to us, including as a result of their inability or unwillingness to continue to license products that are critical to the success of our business at favorable terms or at all, could have a material adverse effect on our business, financial condition and results of operations.

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

We cannot assure you that we will not experience systems failures. Our electronic trading platform, computer and communication systems and other operations are vulnerable to damage, interruption or failure as a result of, among other things:

●	an interruption in service from InterDealer;

●	irregular or heavy use of our electronic trading platform during peak trading times or at times of unusual market volatility;

●	disruptions of data flow to or from our system;

●	power or telecommunications failures, hardware failures or software errors;

●	human error;

●	computer viruses, acts of vandalism or sabotage (and resulting potential lapses in security), both internal and external;

●	natural disasters, fires, floods or other acts of God;

●	acts of war or terrorism or other armed hostility; and

●	loss of support services from third parties, including those to whom we outsource aspects of our computer infrastructure critical to our business.

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

Any system failure or other circumstance that causes an interruption in service or decreases the responsiveness of our service, including failures caused by client error or misuse of our systems, could damage our reputation, business and brand name and lead our broker-dealer, liquidity provider and institutional and individual investor clients to decrease or cease their use of our electronic trading platform.

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

We license a substantial amount of intellectual property from third parties. Although we attempt to negotiate beneficial representations, warranties and indemnification provisions from such third party licensors, we cannot assure you that such provisions will adequately protect us from any potential infringement claims made against us as a result of the use of such licensed intellectual property.

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

We have concluded that our disclosure controls and procedures are not effective and there are material weaknesses in our internal controls over financial reporting. The ineffectiveness of our disclosure controls and procedures results in a risk that information required to be disclosed in reports filed by the Company under the Exchange Act, such as this annual report, quarterly reports on Form 10-Q and current reports on Form 8-K, may not be recorded, summarized and reported within the time periods specified by SEC’s the rules and forms or at all. In the past, we have not filed reports on Form 8-K, Form 10-K and Form 10-Q within the time periods required, and we have restated reports filed on Form 10-Q. A material weakness in our internal controls over financial reporting is a control deficiency, or a combination of control deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of annual or interim financial statements would not be prevented or detected. Until this deficiency in our internal control over financial reporting is remediated, there is reasonable possibility that a material misstatement to our annual or interim consolidated financial statements could occur and not be prevented or detected by our internal controls in a timely manner.

If we are unable to achieve and maintain effective disclosure controls and procedures and internal controls over financial reporting, investors could lose confidence in our public disclosure and financial statements and our company. Additionally, if we fail to make required filings with the SEC or our filings contain material misstatements or omissions, we may face removal from the OTC Bulletin Board and civil and regulatory liability.  In this regard, we have been delinquent in filing two Form 10-K’s during the last 24 months.  If we are delinquent (after taking into account any grace period under SEC rules) in the filing or another quarterly or annual report in the next 12 months, we will be removed from the OTC Bulletin Board. The foregoing may have a material adverse effect on our business, stock price and financial position.

We are limited in ability to use our U.S. net operating loss carry-forwards.

As of December 31, 2011, we had U.S. net operating loss carry-forwards of approximately $32.0 million that will begin to expire in 2031. A net operating loss carry-forward enables a company to apply net operating losses incurred during a current period against future periods’ profits in order to reduce tax liability in those future periods.

Section 382 of the Internal Revenue Code provides that when a company undergoes an “ownership change,” that company’s use of its net operating losses is limited annually in each subsequent year. An “ownership change” occurs when, as of any testing date, the sum of the increases in ownership of each shareholder that owns five percent or more of the value of a company’s stock as compared to that shareholder’s lowest percentage ownership during the preceding three-year period exceeds 50 percentage points. For purposes of this rule, certain shareholders who own less than five percent of a company’s stock are aggregated and treated as a single five-percent shareholder. The Company's management has not performed this analysis, but based on the various issuances of equity during the last two fiscal years, the Company believes that the utilization of its net operating loss carryforwards will be limited.

The issuance or repurchase of a significant number of shares of stock or purchases or sales of stock by significant shareholders could result in an additional “ownership change.” For, example, we may issue a substantial number of shares of our stock in connection with offerings, acquisitions and other transactions in the future and we could repurchase a significant number of shares in connection with a stock repurchase program, although no assurance can be given that any such offering, acquisition, other transaction or repurchase program will be undertaken. In addition, the exercise of outstanding options, rights or warrants to purchase shares of our common stock may require us to issue additional shares of our common stock. The extent of the actual future use of our U.S. net operating loss carry-forwards is subject to inherent uncertainty because it depends on the amount of otherwise taxable income we may earn. We cannot give any assurance that we will have sufficient taxable income in future years to use any of our federal net operating loss carry-forwards before they would otherwise expire.

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

As of May 15, 2012, the Company had cash on hand of approximately $0.6 million and liquid deposits with clearing organizations of $3.2 million. We intend to use the majority of these funds for working capital purposes.

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

As of May 15, 2012, our cash balance was approximately $0.6 and we had approximately $7.9 million of accounts payable and accrued expenses, and convertible debt in the principal amount of $400,000 payable on demand and otherwise maturing in October 2013.

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

As of May 15, 2012, we had approximately 104.4 million shares of common stock issued and outstanding and outstanding options, warrants and convertible securities and other rights which are exercisable or convertible for an aggregate of approximately up to 962,514,000 million additional shares of common stock. Of these options, warrants and convertible securities approximately 729,000,000 shares may be issued at an exercise or conversion price of $0.07 per share, and the balance at exercise or conversion prices between $0.075 and $0.66.

A significant portion of the shares issuable upon exercise or conversion of such options, warrants and convertible securities and other rights may be sold without restriction pursuant to Rule 144 or are the subject of registration rights in favor of the holders. Both the issuance of these shares and the subsequent resale of these shares may adversely affect the market price of our common stock. Additionally, the existence of these options, warrants, convertible securities and other rights results in substantial dilution to the ownership interests of common stockholders.

ITEM 1B . UNRESOLVED STAFF COMMENTS

None.

ITEM 2 . PROPERTIES

New York City, New York

The Company is a party to a short-term lease for temporary office space in New York, New York.

Subsequent to year end, the Company signed a Sub-Sublease Agreement for office space in New York, New York, which will be our new headquarters.

Boca Raton, Florida

As part of its strategic plan, the Company moved its headquarters from Florida to New York in 2010. The Company has since closed the Florida office, but is still obligated under the lease through December 31, 2012.

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

The Company received a letter dated June 18, 2010 from Duncan-Williams’ counsel requesting arbitration. On July 13, 2010, the Company responded in a letter to Duncan-Williams indicating that due to vacations and scheduling conflicts, the timeline offered to the Company was not acceptable. The Company further responded to Duncan-Williams that it did not agree with certain interpretations of Duncan-Williams relating to the arbitration procedure. The Company did not hear further from Duncan-Williams until December 3, 2010, when Duncan-Williams filed a motion to lift the stay issued on October 23, 2009 and to litigate the dispute in the United States District Court for the Western District of Tennessee. On December 20, 2010, counsel for the Company filed a response to Duncan-Williams’ motion, objecting to litigating the dispute in court and supporting the Company’s claims that it is prepared to arbitrate. On December 27, 2010, Duncan-Williams filed a reply to the Company’s response. On February 11, 2011 the United States District Court for the Western District of Tennessee issued an Order Denying Motion To Lift Stay and the Company on February 22, 2011 sent a letter to Duncan Williams counsel stating that the Company is prepared to move forward with the arbitration. Duncan Williams has contacted the Company to propose a settlement of this matter.

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market for Common Stock

Our common stock has historically been quoted on the OTC Bulletin Board under the symbol “BDCG.OB.” The market for our common stock is limited and subject to volatility. There is no certainty that our common stock will continue to be quoted on the OTC Bulletin Board or that any liquidity exists for our shareholders.  As of the date this Annual Report on Form 10-K is being filed, our common stock has been removed from the OTC Bulletin Board for failure to file this Annual Report within the applicable grace period.  We anticipate our commn stock will resume quotation on the OTC Bulletin Board after this filing is made, though there can be no assurance that will be the case.

The following table contains information about the range of high and low closing prices for our common stock for each quarterly period indicated during the last two fiscal years based upon reports of transactions on the OTC Bulletin Board.

Fiscal Quarter End	Low	High
March 31, 2010	$0.23	$0.35
June 30, 2010	$0.15	$0.28
September 30, 2010	$0.012	$0.17
December 31, 2010	$0.04	$0.21
March 31, 2011	$0.11	$0.20
June 30, 2011	$0.08	$0.18
September 30, 2011	$0.0475	$0.11
December 31, 2011	$0.03	$0.10
March 31, 2012	$0.05	$0.10

The source of these high and low prices was the OTC Bulletin Board. These quotations reflect inter-dealer prices, without retail mark-up, markdown or commissions and may not represent actual transactions. The high and low prices listed have been rounded up to the next highest two decimal places.

It is anticipated that the market price of our common stock will be subject to significant fluctuations in response to variations in our quarterly operating results, general trends in the market for the products we distribute the volume of shares sought to be purchased or sold, and other factors, many of which we have little or no control over. In addition, broad market fluctuations, as well as general economic, business and political conditions, may adversely affect the market for our common stock, regardless of our actual or projected performance. On December 31, 2011, the closing price of our common stock as reported by the OTC Bulletin Board was $0.05 per share. On March 31, 2012, the closing price of our common stock as reported by the OTC Bulletin Board was $0.07 per share.

Holders of Our Common Stock

As of March 31, 2012, we had 174 stockholders of record.

Dividends and Dividend Policy

Our Certificate of Incorporation contains significant restrictions on our ability to declare or pay dividends on our shares of common stock.  We are prohibited from declaring or paying dividends on shares of our common stock without the consent of holders of our preferred stock and then only if we have first paid required preferential dividends to such holders.  Additionally, the Delaware General Corporation Law prohibits us from declaring dividends where, after giving effect to the distribution of the dividend:

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

Securities Authorized for Issuance under Equity Compensation Plans

At the end of our fiscal year ended December 31, 2011, and as of the date of this Annual Report, we have options outstanding under our 2006 Equity Plan, which has not been approved by stockholders, for the purchase of 10,888,538 shares of common stock at a weighted average exercise price of $0.38 per share. Additionally, on February 2, 2011, our Board of Directors adopted our 2011 Equity Plan, which has not been approved by stockholders, and on May 10, 2012 our Board of Directors adopted an amendment to our 2011 Equity Plan to increase the number of shares available for issuance.  The 2011 Equity Plan provides for the issuance of up to 125,000,000 shares of our common stock.  As of May 15, 2012, options with respect to 124,634,840 shares of our common stock have been issued under the 2011 Equity Plan.

The following table provides information about the Company’s common stock that may be issued upon the exercise of stock options under all of our equity compensation plans in effect as of December 31, 2011.

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plan (excluding securities reflected in column (a),
	(a)	(b)	(c)
Equity Compensation plans approved by stockholders	-	-	-

Equity Compensation plans not approved by stockholders	57,523,378	$0.134	28,460,447

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

Transferability of Options and Stock Purchase Rights.  Options and stock purchase rights may not be transferred other than by will or the laws of descent, except that the Administrator may in its discretion grant non-statutory stock options that may be transferred to a trust for estate planning purposes.

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

Termination of the 2006 Equity Plan. The 2006 Equity Plan will terminate in August 2016.

Summary of 2011 Equity Plan

Certain features of the Company’s 2011 Equity Plan are outlined below. The full text of the 2011 Equity Plan and the Amendment No. 1 to 2011 Equity Plan are referenced as exhibits to this Annual Report and the following summary is qualified in its entirety by reference to the full text of the 2011 Equity Plan and such amendment.

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

Transferability of Options and Stock Purchase Rights. Options and stock purchase rights may not be transferred other than by will or the laws of descent, except that the Administrator may in its discretion grant non-statutory options that may be transferred to a trust for estate planning purposes.

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

Termination of the 2011 Equity Plan. The 2011 Equity Plan will terminate in February 2021.

Summary of the Company’s Equity Capitalization

The Company currently has both common stock and preferred stock issued and outstanding.  The Company’s issued and outstanding common stock is all of a single class.  The Company’s issued and outstanding preferred stock is comprised of Series A Participating Preferred Stock (“Series A Preferred”), Series C Convertible Preferred Stock (“Series C Preferred”), Series E Convertible Preferred Stock (“Series E Preferred”), Series E-1 Convertible Preferred Stock (“Series E-1 Preferred”) and Series E-2 Convertible Preferred Stock (Series E-2 Preferred”).  The Company also has outstanding certain convertible promissory notes, warrants, options and other rights to acquire shares of  our common stock.  A summary of certain terms these issued and outstanding shares of common stock and preferred stock and of these outstanding convertible promissory notes, warrants, options and other rights is set forth below.

As of May 15, 2012, we had issued and outstanding 104,354,190 shares of Common Stock, 85,835 shares of Series A Preferred, 10,000 shares of Series C Preferred, 11,831 shares of Series E Preferred, 1,334 shares of Series E-1 Preferred and 10,300 shares of Series E-2 Preferred.  Our shares of Series A Preferred are not convertible into common stock, but would participate with holders of common stock in the distribution of any legally available assets or funds of the Company upon any liquidation, dissolution or winding-up (including a sale of the Company), with each share of Series A Preferred being treated as equivalent to 100 shares of common stock for such purposes.  Our outstanding shares of Series C Preferred are convertible into an aggregate of 25,000,000 shares of common stock (subject to adjustment if we sell shares of common stock at a price less than $0.10 per share prior to August 2, 2012 and to equitable adjustment for stock splits, stock combinations and similar events).  As of May 15, 2012, our outstanding shares of Series E Preferred are convertible into an aggregate of approximately 175,015,000 shares of common stock.  Additionally, the number of shares of common stock into which our outstanding shares of Series E Preferred are convertible is subject to adjustment if we sell shares of common stock at a price less than $0.07 per share prior to June 5, 2013 and to equitable adjustment for stock splits, stock combinations and similar events.  As of May 15, 2012, our outstanding shares of Series E-1 Preferred are convertible into either approximately 19,734,000 shares of common stock (subject to the same adjustments as the Series E Preferred) or approximately 197,340 shares of Series A Preferred (subject to equitable adjustment for stock splits, stock combinations and similar events).  As of May 15, 2012, our outstanding shares of Series E-2 Preferred are convertible into an aggregate of approximately 152,320,000 shares of common stock (subject to the same adjustments as the Series E Preferred).

We have outstanding convertible promissory notes, the principal and accrued interest of which are convertible into shares of our common stock at a conversion price of $0.07 per share.  Based on the principal and interest accrued as of May 15, 2012, these convertible promissory notes are convertible for approximately 7,468,000 shares of our common stock.  As of May 15, 2012, we also have outstanding or reserved for issuance options to purchase up to approximately 191,954,000 shares of our common stock, warrants to purchase up to approximately 363,954,000 shares of our common stock, and warrants to purchase approximately 178,570 shares of our Series A Preferred.  Additionally, certain holders of our convertible promissory notes have the right to receive approximately 609,000 additional shares of our common stock based on the Company’s performance during the 12-month period ending February 2, 2012, which right currently has been deferred.

If the Company issued all shares of common stock and Series A Preferred which may be issued as described above (assuming the conversion of the Series E-1 Preferred into common stock and not Series A Preferred), the Company would have issued and outstanding approximately 944,657,000 shares of common stock and approximately 179,000 shares of Series A Preferred.  Based on the terms and conditions of our outstanding shares of preferred stock, warrants, options and other rights, we anticipate that a portion of the entire amount of such shares of common stock issuable as described above will not be issued, but we are unable to provide an accurate estimate of the actual number of such shares of our common stock that ultimately will be issued.

Aside from the conversion rights of our preferred stock and the conversion and exercise rights of the other outstanding instruments described above and the resulting number of our shares of common stock that may be issued as described above, the other rights, privileges and preferences of our outstanding preferred stock are complex and have a material impact on the value of our outstanding shares of common stock.  Among other things, in connection with a liquidation, dissolution or winding-up of the Company (including a sale of the Company) our shares of preferred stock would be entitled to receive a potentially significant amount of the funds or property, if any, lawfully available for distribution to stockholders prior and in preference to any distribution to the holders of our common stock.  Additionally, certain shares of our preferred stock would participate in any distribution to the holders of our common stock after the payment in full, if any, of such preferential amounts.  For example, if the Company was liquidated, dissolved, wound-up or sold as of May 15, 2012, the holders of our preferred stock would be entitled to receive the following preferential amounts out of any proceeds or property available for distribution to stockholders – with such amounts payable in the following order of priority and prior and in preference to any payment to holders of common stock:

First, holders of our Series E Preferred, Series E-1 Preferred and Series E-2 Preferred would be entitled to receive (out of funds lawfully available for distribution to stockholders, if any) approximately $47,784,000 or, if the proceeds to such holders (based on their preference and participation with holders of common stock discussed below) exceeds 5x their investment amount, $24,318,881 (as of May 15, 2012 and which amount is expected to increase over time based on the accrual of unpaid dividends).

Second, after payment, if any, of all preferential amounts required to be paid to holders of shares of our Series E Preferred, Series E-1 Preferred and Series E-2 Preferred, holders of our shares of Series C Preferred would be entitled to receive (out of funds lawfully available for distribution to stockholders, if any) an amount equal to the greater of (a) $6,500,000, or (b) such amount as they would have received had they converted their shares of Series C Preferred to common stock.

Third, after payment, if any, of all preferential amounts required to be paid to the holders of shares of our Series E Preferred, Series E-1 Preferred, Series E-2 Preferred and Series C Preferred, holders of our shares of Series A Preferred would be entitled to receive (out of funds lawfully available for distribution to stockholders, if any) an amount equal to $0.01 per share.

After payment, if any, of all of the foregoing preferential amounts, the holders of our common stock, Series A Preferred, Series E Preferred, Series E-1 Preferred and Series E-2 Preferred would share ratably in any funds or property remaining lawfully available for distribution to stockholders, with each share of Series A Preferred being treated as equivalent to 100 shares of common stock and each share of Series E Preferred, Series E-1 Preferred and Series E-2 Preferred being treated as if it had been converted to common stock.

Additional rights, privileges and preferences of our preferred stock are summarized in other filings we have made with the Securities and Exchange Commission, including our Current Reports on Form 8-K filed with the Securities and Exchange Commission on January 7, 2010, February 8, 2011 and December 9, 2011.  The above descriptions of our Series A Preferred, Series C Preferred, Series E Preferred, Series E-1 Preferred and Series E-2 Preferred are summaries only and are qualified in their entirety by reference to the terms of such preferred stock set forth in the Certificate of Designation of Series A Participating Preferred Stock, Certificate of Designation of Series C Convertible Preferred Stock, Certificate of Designation of the Series E Convertible Preferred Stock, Series E-1 Convertible Preferred Stock and Series E-2 Convertible Preferred Stock, the Agreement with Respect to Conversion and the Amendment No. 1 to Agreement with Respect to Conversion dated December 5, 2011, all of which are referenced as exhibits to this Annual Report and incorporated by reference herein.

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

Executive Overview

The Company, through its indirect, wholly-owned subsidiary Bonds.com, Inc. (“Bonds.com”) operates an electronic trading platform under the name BondsPRO. This platform offers large institutional investors an alternative trading system to trade odd-lot fixed-income securities. Our customers are able to customize screens and utilize dynamic filtering capabilities to quickly and easily select and view only those market areas that meet their criteria. The platform supports a broad range of trading opportunities, offering cutting edge technology solutions for list trading, Application Programming Interface (“API”) based order submission, and user portfolio specific market views. The platform supports investment grade and high yield corporate bonds and emerging market debt. The BondsPRO platform provides users the ability to obtain real-time executable bids or offers on thousands of bond offerings sourced directly from broker-dealers and other end users. As a registered broker-dealer, Bonds.com acts as riskless principal on all trades which allows our customers to trade anonymously on the platform. Our customer base includes all of the major corporate bond dealers in our space and all maker makers and liquidity providers participate on our platform for free. Unlike other electronic trading platforms that charge subscription fees, access charges, ticket fees, or commissions in order to generate revenue, our model allows us to generate revenue through mark-ups or mark-downs on secondary market securities on those aggressing on the platform.. BondsPRO provides a direct connection between our institutional customers and the trading desks at our participating broker-dealers, which we expect will reduce sales and marketing costs, and eliminate layers of intermediaries between dealers and end investors.

The Company has only been executing its current business plan for two years. The rate of growth of new customers has contributed to the significant year over year growth in trades and revenues. As we continue to operate in a start up mode the acceptance of our business model has been very strong and we continue to be encouraged by our growth and path towards profitability. We are focused on the demands of the marketplace as a result of the changing economic, regulatory and technology climate with a view to providing a trading platform that meets these demands. Our goal is to provide our institutional customers a state of the art technology platform, easily accessible and customizable to their technology infrastructure and that allows them efficient access to our large pool of  liquidity.

Technology

The electronic fixed income trading market is experiencing a period of both rapid growth and wide exposure.  The advances made in the electronic equity markets have attracted the attention of fixed income market participants, technologists and opportunistic investors for many years.  As our operation continues to grow, and we are faced with the need to develop new businesses and enhance existing offerings and we will be required to stay ahead of the curve with hardware, software development, and networking capabilities, both internally and through vendor relationships.  This will require expenditures on all fronts; internal development and the potential to outsource needs or license technology.

Furthermore, as the electronic fixed income market evolves, we will be faced with increasingly complicated solution requirements, which will require more sophisticated technology solutions.  Key to capturing, maintaining and growing market share will be the firm’s ability to deliver advanced technology solutions to our growing customer base in a cost efficient and timely manner.  As a result, we are committed to allocating the appropriate financial resources to this endeavor.

Our biggest investment is in our people and relationships we build with our customers. We seek to attract high caliber professionals by offering competitive compensation packages that include share based compensation aligning their interests with that of the Company.

Financial Results of Operations

Earnings Overview

As the Company continues on its growth path and implements its business plan, we continue to incur operating losses. For the year ended December 31, 2011, we incurred a loss of $14.5 million that was $2.0 million more than the loss of $12.5 million incurred for the year ended December 31, 2010. The change was due primarily to increased operating expenses associated with compensation, professional fees and a charge for the impairment of intangible assets offset by an increase in gross revenues.  In addition, the Company increased valuation losses related to derivative financial instruments.

Revenue

The Company generates all of its revenue through its riskless principal trading activity. Customers who aggress on our platform pay a mark-up/mark-down on each trade based on the trade’s size and maturity. All trades, once matched on the platform, settle at our clearing firm and the net proceeds are credited to our account.

Total revenue increased by 59.4% to $4.3 million from $2.7 million for the twelve months ended December 31, 2011, compared to the same period in 2010. The increase was due to the continued growth in our customer base resulting in increased trading volumes and related revenues. Given that our revenue is measured as a function of the aggregate value of the securities traded, our per trade revenue varies a great deal based on the size of the applicable trade. Our average size of trade and revenue per trade both increased in 2011.

Operating Expenses

The primary operating expenses of the Company are compensation, technology and professional and consulting fees. Compensation expenses in 2011 and 2010 include salaries, sales commissions, bonuses and employee benefits and payroll taxes. In addition there are share-based compensation expenses associated with the issuance of stock options under the firm’s employee equity plans. Our technology costs include license and other fees to our technology vendor, market data services and other communication and technology costs. The professional and consulting fees are primarily corporate and regulatory counsel fees, audit and accounting services fees and marketing and other consulting related costs.

Operating expenses increased 5%, or $0.8 million, to $15.8 million from $15.0 million for the twelve months ended December 31, 2011 compared to the twelve months ended December 31, 2010. The increase was driven primarily by increases of $1.2 million in professional and consulting fees and a charge of $0.9 million related to the write off of the Beacon intangible assets offset by a decrease of approximately $2.0 million in payroll related costs primarily due to former executive severance settlements in 2010.

Other Income and Expense

Other expense was approximately $2.8 million for the twelve month period ended December 31, 2011, compared to income of approximately $1.7 million for the twelve month period ended December 31, 2010.  The $4.5 million change is attributable to losses related to derivative financial instruments versus gains in 2010, offset by the expense in connection with the October 2010 Exchange Offer, a decrease in interest expense due to debt repayments and expenses in 2010 for costs related to the closing of the Florida office.

Liquidity and Capital Resources

The Company continues to rely on investor capital to fund its growing business. As of December 31, 2011, the Company had total current assets of approximately $8.5 million comprised of cash and cash equivalents ($2.4 million), deposits with clearing organizations ($5.9 million), and prepaid expenses and other assets ($0.2 million). This compares with current assets of approximately $1.0 million, comprised of cash and cash equivalents, investment securities, deposits with clearing organizations, and prepaid expenses and other assets, as of December 31, 2010. This increase in current assets was primarily due to cash raised in December 2011 as a result of the sale of convertible preferred stock to new and existing investors.

The Company’s current liabilities as of December 31, 2011 totaled approximately $14.4 million, comprised primarily of accounts payable and accrued expenses ($4.9 million), preferred and common stock payable ($0.2 million) and liabilities under derivative financial instruments ($7.5 million).  This compares to current liabilities at December 31, 2010 ($5.4 million), comprised of accounts payable and accrued expenses ($4.9 million) and notes payable and liabilities under derivative financial instruments ($0.5 million).

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

During 2011, the Company raised additional equity capital, net of issuance costs, in the form of preferred convertible stock of $18.1 million. The Company also repaid notes and convertible notes of approximately $1.8 million.

The following is a summary of the Company’s cash flows provided by (used in) operating, investing, and financing activities for the twelve months ended December 31, 2011 and 2010 (in 000’s):

	2011	2010

Net cash used in operating activities	$(14,284)	$(8,812)
Net cash (used in) investing activities	$(133)	$(25)
Net cash provided by financing activities	$16,274	$6,713
Net (decrease) increase in cash	$1,857	$(2,124)

Operating Activities - Cash used in operations for the year ended December 31, 2011 amounted to $14.3 million, consisting primarily of a net loss of $14.5 million, adjusted for non-cash items of shared based compensation of $1.4 million, depreciation and amortization of $0.2 million, loss on derivative financial instruments of $3.1, and the impairment on intangible asset of $1.0 million. Operating cash flows also included the transfer of net deposits as a result of capital raised, to our clearing organization in the amount of $5.5 million.

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

Investing Activities. There were no significant changes in net cash provided by or used in investment activities for the years ended December 31, 2011 and 2010. The Company continues to expand and fund its operations primarily through financing activities and revenue generation.

Financing Activities. Net cash provided by financing activities of $16.3 million for the year ended December 31, 2011, primarily consisted of net proceeds from the issuance of preferred stock and related common stock purchase warrants of $18.1 million. These increases were offset by repayments of unsecured notes of $0.3 million and convertible notes of $1.5 million.

Recent Financing activities

In February 2011, we sold units of convertible preferred stock and common stock warrants in the amount of $6.5 million to two institutional investors. This cash was raised primarily for the purpose of covering general operating costs of the Company, including supporting the ongoing operating and development costs of the Beacon platform that was acquired at the same time. Additional units of this same convertible preferred issuance were sold in June 2011 to another institutional investor for cash proceeds of $2 million.

In December 2011, we sold units of convertible preferred stock and common stock warrants in the amount of $10.0 million to two existing and one new institutional investor. This cash was raised primarily for the purpose of covering general operating costs of the Company. This round of capital raised included a second tranche of $6.7 million which would be funded on the achievement of certain performance metrics by the Company.

The foregoing transactions and certain related documents and matters are described in more detail in the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on February 8, 2011, June 28, 2011 and December 9, 2011.

Going Concern

Our independent auditors have added an emphasis paragraph to their audit opinions issued in connection with the consolidated financial statements of Bonds.com Group, Inc. for the years ended December 31, 2011 and 2010, with respect to the significant doubt that exists regarding our ability to continue as a going concern due to our recurring losses from operations and our accumulated deficit. We have a history of operating losses since our inception in 2005, and has a working capital deficiency of approximately $6.0 million, an accumulated deficit of approximately $45.0 million and a stockholders deficiency of approximately $5.0 million at December 31, 2011, which together raises doubt about the Company’s ability to continue as a going concern. Our ability to continue as a going concern will be determined by our ability to sustain a successful level of operations and to continue to raise capital from debt, equity and other sources.

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

Income Taxes

We recognize deferred income taxes for the temporary timing differences between U.S. GAAP and tax basis taxable income. Deferred tax assets are reduced by a valuation allowance when, in the opinion of management, it is more likely than not that some portion or all of the deferred tax assets will not be realized. We evaluate and determine on a periodic basis the amount of the valuation allowance required and adjust the valuation allowance as needed. As of December 31, 2011 and 2010, a valuation allowance was established for the full amount of deferred tax assets due to the uncertainty of its realization.

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

Convertible Promissory Notes and Warrants

We recognize warrants issued in conjunction with convertible promissory notes as a debt discount, which is amortized to interest expense over the expected term of the convertible promissory notes. Accordingly, the warrants are valued using either a Binomial Lattice model or a Black-Scholes option pricing model, where the assumptions necessary for the calculation of fair value include expected term and expected volatility, which are subjective and represent management’s best estimate based on the characteristics of the warrants issued in conjunction with the convertible promissory notes.

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

“Down-Round” Provisions with Rights (Warrants and Conversion Options)

Purchase rights (warrants) associated with certain of our financings include provisions that protect the purchaser from certain declines in the Company’s stock price (or “down-round” provisions). Down-round provisions reduce the exercise price of the warrants (and conversion rate of the convertible notes) if the Company either issues equity shares for a price that is lower than the exercise price of those instruments or issues new convertible instruments that have a lower exercise price. Due to the down-round provision, all warrants issued are recognized as liabilities at their respective fair values on each reporting date and are marked-to-market on a monthly basis. Changes in value are recorded on our consolidated statement of operations as a gain or loss on derivative financial instruments and investment securities in other income (expense). The fair values of these securities are estimated using a Binomial Lattice valuation model.

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

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The following financial statements are contained in this Annual Report:

- Reports of Independent Registered Public Accounting Firms;

- Consolidated Balance Sheets - December 31, 2011 and 2010;

- Consolidated Statements of Operations - For the Years ended December 31, 2011 and 2010;

- Consolidated Statements of Changes in Stockholders’ Deficit - Period from January 1, 2010 to December 31, 2011;

- Consolidated Statements of Cash Flows - For the Years ended December 31, 2011 and 2010; and

- Notes to Consolidated Financial Statements.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

On December 28, 2011 our independent auditors Daszkal Bolton LLP, informed the Company that they were resigning.  As previously reported by the Company, during the six month period ending June 30, 2011, the Company and the former auditors disagreed regarding the appropriate GAAP accounting treatment of the Company’s issuance of Series D Convertible Preferred Stock and related common stock warrants issued during such period.  Specifically, the disagreement related to the application of GAAP to the price protection features of these securities. The Audit Committee of the Company’s Board of Directors discussed the accounting treatment with the Company’s management and former auditors. The difference of opinion was resolved to the former auditors’ satisfaction.  On January 20, 2012 the Audit Committee of the Board of Directors engaged EisnerAmper LLP as new independent auditors for the year ended December 31, 2011.

As discussed elsewhere in this Annual Report and as previously reported by the Company, in December 2011, the Company issued Series E, E-1 and E-2 Convertible Preferred Stock and related common stock warrants.  The Company is accounting for this transaction differently than the former accountants apparently would have required.  The Company is unable to state the effect on its financial statements if such transaction had been accounted for in the manner which our former accountants apparently would have concluded was required.

ITEM 9A. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Disclosure controls and procedures are designed with the objective of ensuring that information required to be disclosed in reports filed by the Company under the Exchange Act, such as this Annual Report, is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission. Disclosure controls and procedures are also designed with the objective of ensuring that such information is accumulated and communicated to management, including the President (who is our principal executive officer) and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

Our management, with the participation of our President and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of the end of the period covered by this Annual Report.  Based on that evaluation, our President and Chief Financial Officer have concluded that, as of the end of the period covered by this Annual Report, our disclosure controls were not operating effectively to provide reasonable assurance that information required to be disclosed in our periodic reports filed with the Securities and Exchange Commission is recorded, processed, summarized and reported within the time period specified by the SEC, and that material information relating to the Company and its consolidated subsidiaries is accumulated and communicated to management, including the President and Chief Financial Officer, particularly during the period when our periodic reports are being prepared.

The basis for the determination that our disclosure controls and procedures are not operating effectively at the reasonable assurance level is based on our conclusions that:

●	As discussed further below, we have material weaknesses in our internal control over financial reporting, which we consider an integral part of our disclosure controls and procedures; and

●	Our historical periodic filings have not always been completed on a timely basis.

Set forth below under “Management’s Annual Report on Internal Control over Financial Reporting” is a discussion of the steps the Company anticipates to remediate these material weaknesses in our internal control over financial reporting and to cause our disclosure controls and procedures to operate effectively at the reasonable assurance level.

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

The Company’s management has assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2011. In making this assessment, the Company used the criteria established by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in “Internal Control-Integrated Framework.”

The Securities and Exchange Commission defines a material weakness as a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the Company’s annual or interim financial statements will not be prevented or detected on a timely basis.

Management’s assessment, which did not include any testing, identified the following weaknesses in the Company’s internal control over financial reporting as of December 31, 2011:

•
The Company currently lacks formal written policies and procedures over the financial reporting process. This includes a lack of review procedures performed by management beyond the initial preparer calculations and estimates and also a lack of a formal control design structure for the review of external financial data;

•
We have operated with inadequate and insufficient accounting and finance resources to ensure timely and reliable financial reporting and adequate segregation of duties related to processing transactions impacting financial reporting;

•	We have not designed controls to ensure that stock-based compensation and severance have been calculated and recorded appropriately;
•	We have not designed controls to ensure we are utilizing the proper financial valuation modeling methodology relating to stock-based compensation and accounting for unit sales of stock; and
•	We have not designed controls to ensure we are properly accounting for unit sales of stock.

The Company has concluded that these deficiencies constitute material weaknesses in our internal control over financial reporting which could result in a material misstatement to our annual or interim consolidated financial statements.

Based on the Company’s processes and assessment, as described above, management has concluded that, as of December 31, 2011, the Company’s internal control over financial reporting was not effective and there is reasonable possibility that a material misstatement to the Company’s annual or interim consolidated financial statements could occur and not be prevented or detected by its internal controls in a timely manner.

The material weaknesses in our internal control over financial reporting has resulted, among other things, in the matters reported in our Current Report on Form 8-K filed by the Company on April 2, 2012.

Management is in the process of implementing changes to its processes to improve its internal control over financial reporting.  The following steps are anticipated to remediate the conditions leading to the above stated material weaknesses:

•	Management is assuming a more active role in evaluating its internal control environment and the need to enhance the internal controls;
•
Management has engaged consultants to (i) assist with the recording complex transactions, including accounting for stock-based compensation and other equity-related transactions and (ii) to develop and document reliable internal controls and procedures;

•
Management has and will continue to enhanced the personnel responsible for the accounting and finance function and is actively involved in recruiting a senior finance and accounting manager and other personnel to handle key accounting and finance functions; and

•
Management intends to implement a finance and accounting policy manual that communicates all relevant information related to significant accounting policies and required procedures which heretofore were understood informally.

We believe that for the reasons described above, we will be able to improve our internal controls and remedy the identified material weaknesses.  Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all controls issues and instances of fraud, if any, will be or have been detected.  Additionally, controls can be circumvented by the individual acts of some persons, by collusion of two or more people, or by management override of the control.  The design of any system of controls also is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions.

ITEM 9B. OTHER INFORMATION

None.

PART III

Item 10. Directors, Executive Officers and Corporate Governance.

DIRECTORS AND EXECUTIVE OFFICERS OF THE COMPANY

Certain information with respect to our directors and our executive officers, as of May 16, 2012, appears below and was furnished in part by each such person.

Name	Age	First Elected	Position(s) Held with the Company
Edwin L. Knetzger, III	60	August 2009	Chairman of the Board of Directors; Chairman of the Corporate Governance and Nominating Committee
Michel Daher	51	December 2011	Director
Henri J. Chaoul, Ph. D.	45	December 2011	Director; Chairman of the Audit Committee and Chair of the Compensation Committee
Michael Gooch	53	December 2011	Director, Member of the Compensation Committee
Patricia Kemp	50	February 2011	Director; Member of the Audit Committee and the Compensation Committee
H. Eugene Lockhart	62	February 2011	Director and a Member of the Corporate Governance and Nominating Committee
Thomas Thees	51	May 2012	Director (Chief Executive Officer effective June 1, 2012)
George O’Krepkie	47	February 2011	Director and President
John M. Ryan	60	February 2011	Chief Financial Officer and Chief Administrative Officer
David J. Weisberger	58	March 2012	Chief Operating Officer

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

Patricia Kemp joined our Board of Directors on February 2, 2011.  Ms. Kemp is a Director of Financial Services Technology at Oak Investment Partners. Ms. Kemp joined the firm in February 2003 and focuses on the firm's investments in the financial services information technology space.  Ms. Kemp has over 11 years of senior management experience at Cendant Corporation.  At various times, she was responsible for the marketing, operations or general management of a variety of direct marketing credit card affinity programs, the Entertainment Publications subsidiary, and the Welcome Wagon and Getting to Know You subsidiaries. Ms. Kemp serves on the boards of directors of private companies that Oak Investment Partners has invested in, including TxVia, Inc. and Kuaipay.  She holds an M.B.A. from Stanford University's Graduate School of Business and a B.A. from Stanford University.

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

Michel Daher joined our Board of Directors in December 2011. In 2003, Mr. Daher founded Master Global Assets, an investment vehicle charged with managing the Daher family's investment activities. After accumulating a track record of consistent, outperforming returns, Mr. Daher went on to co-found the first hedge fund operations in the Middle East. In 2009, Mr. Daher co-founded and since then serves as Chairman of the Board of Master Capital Group SAL, what has become the largest non-bank affiliated dealer broker that specifically caters to the Middle East and North Africa. In 2010, Mr. Daher founded a private equity fund targeting the FMCG sector in the Levant area. Mr. Daher also serves on the board of Victor IB Holdings, an Equities and Options broker for small institutional investors as well as high net worth individuals in the United States. Mr. Daher serves on the board of the Association of Lebanese Industrials for being the founder and owner of two of the largest FMCG production and distribution companies in the region. Between 2007 and 2010, Michel served on the board of Forex Capital Markets LLC as one of the company's largest shareholders.

Henri J. Chaoul, Ph.D. joined our Board of Directors in December 2011.  Since 2009, Dr. Chaoul serves as the Chief Executive Officer and is on the board of Master Capital Group SAL, a financial broker based in the Lebanon that introduces cutting-edge financial trading platforms to clients in the Middle East and North Africa, Concurrently, Dr. Chaoul serves also on the board of CreditBank, a commercial bank based in the Lebanon and one of its top 5 commercial lenders, where he is a member of the Board Audit Committee and President of the Board Risk Management Committee.  From time to time, Dr. Chaoul lectures MBA students on investment banking and corporate finance at the Olayan School of Business of the American University of Beirut.  In 2008 and 2009, Dr. Chaoul has co-founded the first hedge fund operations in the Middle East.  Prior to that, between 2004 and 2008, Dr. Chaoul was a Managing Director at the Credit Suisse in London, running Europe's Buy-Side Insights Group, the specialized practice that dealt with all corporate finance issues of the investment bank of Credit Suisse.  Between 2002 and 2004, Dr. Chaoul was the Global Managing Partner of KPMG's economic consulting practice and was based in Paris.  Earlier, and between 2000 and 2002, Dr. Chaoul was a Partner of Monitor Group, a strategy consulting firm and co-started its Chicago office.  Between 1994 and 2002, Dr. Chaoul was a Principal of A.T. Kearney, a management consulting practice, focusing on development of value-based management strategies.  Dr. Chaoul received his B.A. in Economics from the American University of Beirut and his Masters and Doctorate degree in Economics from Columbia University in New York City.

Michael Gooch was elected to our Board of Directors on December 15, 2012.  Mr. Gooch has been the Chairman of the Board of Directors and Chief Executive Officer of GFI Group Inc. since he founded the company in 1987.  Prior to founding GFI Group, Inc., Mr. Gooch worked for the Refco Group, Bierbaum Martin, Harlow Meyer Savage, Citibank and Tullet & Riley.  Mr. Gooch has over three decades of experience in the wholesale brokerage industry.

Thomas Thees joined the Company as a managing director on May 10, 2012.  On May 16, 2012, Mr. Thees was elected as a director on May 16, 2012 and appointed as Chief Executive Officer, to be effective June 1, 2012.  Prior to joining the Company, Mr. Thees served most recently as Head of Investment Grade Credit and formerly as co−head of Fixed Income for Jefferies & Co., and previously served as Chief Operating Officer of MarketAxess Holdings, Inc.  Mr. Thees spent 17 years in senior management positions of increasing responsibility at Morgan Stanley & Co., 5 years at Goldman Sachs Group, Inc., and also Citibank NA, and A.G. Becker & Co. Mr. Thees has served on the Board of Directors of the Bond Market Association (now SIFMA), including as Chairman of its Investment Grade Committee, and he is a member of the Georgetown University Board of Regents, and just completed his tenure as the Interim CEO and Board Chairman for the Visiting Nurses Association Health Group.

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

John M. Ryan was appointed as our Chief Administrative Officer on February 2, 2011 and to the additional post of Chief Financial Officer in September 2011.  Prior to that Mr. Ryan was employed by the Company in various capacities since approximately January 2010.  Prior to joining the Company, Mr. Ryan was the Business Administration Director at Shortridge Academy Ltd., a co-educational therapeutic boarding school in New Hampshire, for approximately five years. Mr. Ryan continues to be a member of Shortridge Academy’s Board of Directors and its part-time CFO.  From 2002 to 2003, Mr. Ryan was a Managing Director, CFO and CAO of Zurich Capital Markets, Inc.  While at Zurich Capital Markets, Mr. Ryan served as a Director and Chair of the Audit Committee of Zurich Bank (Ireland).  Mr. Ryan was previously with Greenwich Capital Markets from 1985 to 2001 in various management roles and was CFO when he left. He is a graduate of Trinity College Dublin and is a Chartered Accountant.

David J. Weisberger was appointed as our Chief Operations Officer on February 24, 2012.  Mr. Weisberger originally joined the Company in February 2011 as a Managing Director for our wholly-owned subsidiary Bonds.com MBS, Inc.  Prior to joining the Company, Mr. Weisberger was Chief Executive Officer and a director of Beacon Capital Strategies, Inc., an electronic trading and execution platform for mortgage-backed securities, from August 2009 until February 2011, when the Company acquired substantially all of Beacon Capital Strategies, Inc.’s assets.  Prior to joining Beacon Capital Strategies, Inc., Mr. Weisberger was a consultant in the financial services and real estate industries from 2006 until August 2009.  From 1994 until 2006, Mr. Weisberger was the founder and Managing Member of Watch Hill Investment Partners LLC and Watch Hill Management Partners LLC, the investment management companies for the Watch Hill family of mortgage derivative hedge funds.  Mr. Weisberger holds a Bachelor of Science Degree in Business Administration from The American University, Washington, D.C.

The size and composition of our Board is the subject of detailed voting arrangements among the Company and certain of our stockholders. Such voting arrangements are described below under “Voting Arrangements.”  In addition to those voting arrangements, the Board considered the following experience and attributes of Messrs. Knetzger, Daher, Chaoul, Gooch, O’Krepkie and Lockhart and Ms. Kemp:

Edwin L. Knetzger, III

●	Leadership and operating experience in the fixed income securities industry, including as co−founder, President, Chief Executive Officer and Chairman of Greenwich Capital Markets, Inc.
●	Outside board of director experience as a director of Morgan’s Hotel Group (NASDAQ: MHGC).
●	Affiliation with a significant investor in the Company.

Henri J. Chaoul, Ph.D.

●
Leadership and operating experience in the financial services industry, including as co−founder of a hedge fund as well as current responsibilities as Chief Executive Officer of the largest independent non-bank affiliated dealer-broker in Lebanon.

●	Outside board of director experience as a director of CreditBank.
●	Significant investment banking and management consulting experience covering a number of industries and regions in the world.

Michel Daher

●
Leadership and operating experience in the financial services industry, including as co-founder of the first hedge fund operations in the Middle East, as well as current responsibilities as Chairman of the largest non-bank affiliated dealer-broker in Lebanon.

●	Outside board of director experience as a director of Victor IB Holdings and a previous director of Forex Capital Markets.

Patricia Kemp

●	Leadership and management experience at Cendant corporation.
●	Extensive experience of investing in the financial services and technology space, and on board of directors of those companies.

H. Eugene Lockhart

●
Leadership and senior management experience in financial services and technology organizations, including as President and CEO of MasterCard International, President of the Global Retail Bank and Senior Vice Chairman of BankAmerica Corporation, President of Consumer Services at AT&T, and President and Chief Executive Officer of New Power Holdings.

●
Outside board of director experience, including as a director and audit committee chairman of RadioShack Corporation (NYSE: RSH), a director and audit committee chairman and compensation committee member of Huron Consulting (NASDAQ: HURN) and a director and compensation committee member of Asset Acceptance Capital Corp. (NASDAQ: AACC).

Michael Gooch

●	Leadership and senior management experience at a major financial services and brokerage firm as founder, chairman and CEO of the GFI Group, Inc.
●	Over thirty years experience in the brokerage industry.
●	Success in founding and building a financial services company into a dominant participant in its part of the market.

Thomas Thees

●	Will be Chief Executive Officer of the Company effective June 1, 2012.
●	Prior success and significant operational experience in the electronic bond-trading business.
●	Significant success and leadership experience in the bond industry.

George O’Krepkie

●	President and former Head of Sales of the Company.
●	Prior success and significant sales and operational experience with a competitor of the Company.

Voting Arrangements

John J. Barry, III and Holly A.W. Barry, Duncan Family, LLC (an affiliate of John Barry, III), Otis Angel LLC (an affiliate of John J. Barry, IV), Siesta Capital LLC (an affiliate of John J. Barry, IV), the John J. Barry Revocable Trust u/a/d November 9, 2001, and Bond Partners LLC (an affiliate of John J. Barry, IV) (collectively, the “Barry Stockholders”) and Fund Holdings LLC are parties to a Voting Agreement, dated December 31, 2009 (the “Voting Agreement”).  Pursuant to the Voting Agreement, the Barry Stockholders are obligated to vote their voting shares (1) for the nomination and election of Edwin L. Knetzger, III as a director of the Company, (2) for the election of nominees proposed for election as independent directors by the Board’s Corporate Governance and Nominating Committee, and (3) against the removal of Mr. Knetzger other than for malfeasance.

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

The Company, Daher Bonds Investment Company (“DBIC”), Mida Holdings, Oak Investment Partners XII, Limited Partnership (“Oak”), GFINet Inc. (“GFI”), Bonds MX, LLC and other security holders of the Company are parties to a Series E Stockholders’ Agreement dated December 5, 2011, which was amended on May 16, 2012 (the “Stockholders Agreement”).

Pursuant to the Stockholders Agreement, for so long as the holders of the Company’s Series E Preferred, Series E-1 Preferred and Series E-2 Preferred (the “Series E Stockholders”) collectively own at least 25% of the shares of Series E Preferred and/or Series E-2 Preferred issued to them (or 25% of the shares of Common Stock issued upon the conversion thereof), (a) the Company is required to nominate and use its reasonable best efforts to cause to be elected and cause to remain a director on the Board and (b) each Series E Stockholder is required to vote all shares of voting capital stock of the Company owned by it, so as to elect, and not to vote to remove, one person designated in writing collectively by the Series E Stockholders (the “Series E Designee”). Subject to the following sentence, the consent of each of the Series E Stockholders holding at least 8% of the outstanding shares of Series E Preferred or Series E-2 Preferred as of the date of the Stockholders Agreement is required in respect of the designation of the Series E Designee. Notwithstanding the foregoing, for so long as Oak continues to own at least 25% of the shares of Series E Preferred acquired by it (or 25% of the Common Stock issued upon the conversion thereof), the Series E Designee shall be designated by Oak in its sole discretion.

Additionally, pursuant to the Stockholders Agreement, (a) for so long as Oak continues to own at least 25% of the shares of Series E Preferred or Series E-2 Preferred acquired by it (or 25% of the Common Stock issued upon the conversion thereof), (i) the Company is required to nominate and use its reasonable best efforts to cause to be elected and cause to remain a director on the Board and (ii) each Series E Stockholder is required to vote all shares of voting capital stock of the Company owned by it, so as to elect, and not to vote to remove, two people designated by Oak (the “Oak Designee”), which Oak Designee shall, for the avoidance of doubt, be in addition to Oak’s rights in respect of the Series E Designee; (b) for so long as DBIC continues to own at least 25% of the shares of Series E-2 Preferred acquired by it (or 25% of the Common Stock issued upon the conversion thereof), (i) the Company is required to nominate and use its reasonable best efforts to cause to be elected and cause to remain a director on the Board and (ii) each Series E Stockholder is required to vote all shares of voting capital stock of the Company owned by it, so as to elect, and not to vote to remove, three people designated by DBIC; and (c) for so long as GFI continues to own at least 25% of the shares of Series E Preferred or Series E-2 Preferred acquired by it (or 25% of the Common Stock issued upon the conversion thereof), (i) the Company is required to nominate and use its reasonable best efforts to cause to be elected and cause to remain a director on the Board and (ii) each Series E Stockholder is required to vote all shares of voting capital stock of the Company owned by it, so as to elect, and not to vote to remove, one person designated by GFI.

Patricia Kemp, H. Eugene Lockhart, Michel Daher, Henri J. Chaoul, Ph.D. and Michael Gooch each were elected to the Board of Directors pursuant to the foregoing obligations under the Stockholders Agreement.

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

SECTION 16(a) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

Section 16(a) of the Securities Exchange Act of 1934, as amended, generally requires our directors and executive officers and persons who own more than 10% of a registered class of our equity securities (“10% owners”) to file with the SEC initial reports of ownership and reports of changes in ownership of common stock and other equity securities of the Company. Directors and executive officers and 10% owners are required by SEC regulation to furnish us with copies of all Section 16(a) reports they file. To our knowledge, based solely on review of copies of the reports furnished to us and representations that no other reports were required to be filed during the fiscal year ended December 31, 2011, all Section 16(a) filing requirements applicable to our directors, executive officers and 10% owners were met, except that (a) John J. Barry, IV failed to timely file certain Form 4 filings with respect to the sale of shares of our Common Stock, (b) Bonds MX, LLC and Robert Jones failed to timely file certain Form 4 filings with respect to the acquisition of beneficial ownership of our Common Stock in February 2011 and December 2011, and (c) Edwin L. Knetzger, III failed to timely file certain Form 4 filings with respect to the acquisition of beneficial ownership of shares of our Common Stock in February 2011.

Item 11.	Executive Compensation.

EXECUTIVE COMPENSATION

The following table sets forth, in summary form, the compensation for the fiscal years ended December 31, 2011 and December 31, 2010 of certain of our current and former executive officers as of the end of our most recently completed fiscal year, who constitute all of the Company’s “Named Executive Officers” for such fiscal years pursuant to Securities and Exchange Commission rules.

Bonds.com Group, Inc.
2011 and 2010 Summary Compensation Table

			Option		All Other		Total
Name and Principal		Salary	Awards		Compensation		Compensation
Position	Year	($)	($)		($)		($)
Michael O. Sanderson	2011	$272,500	$415,365	(7)	$88,597	(4)(11)	$776,462
Chief Executive Officer (1)	2010	$191,520	-		$104,869	(2)	$296,389
George O'Krepkie	2011	$195,000	$283,188	(8)	$433,958	(4)(9)	$912,146
President(3)	2010	$200,417	-		$19,662	(4)	$220,079
Jeffrey Chertoff	2011	$129,306	-		$40,367	(4)(12)	$169,673
Chief Financial Officer(5)	2010	$131,459	-		$0		$131,459
John Ryan	2011	$165,756	$80,945	(10)	$96,933	(4)(13)	$343,634
Chief Administrative Officer(6)/CFO	2010	$159,584	-		$0		$159,584

(1)	Mr. Sanderson was appointed Chief Executive Officer of the Company on February 26, 2010. Mr. Sanderson’s employment terminated in December 2011. See Severance and Separation Agreement note below.
(2)
In 2010, Mr. Sanderson was paid $90,000 in connection with his retention as a payment in lieu of compensation forgone at his previous employer. In addition the Company paid for 100% of his health and other benefit costs.

(3)
Mr. O’Krepkie was appointed President of the Company on February 2, 2011.  During the fiscal year ended December 31, 2011 and for a portion of the fiscal year ended December 31, 2009, Mr. O’Krepkie was our Head of Sales.  The Company and Mr. O’Krepkie are parties to an Employment Agreement dated February 2, 2011, which is described below under “EMPLOYMENT AGREEMENTS AND POTENTIAL PAYMENTS UPON TERMINATION OR CHANGE-IN-CONTROL.”

(4)	The Company paid 100% of Mr. Chertoff’s, Mr. O’Krepkie’s, Mr. Ryan’s, and Mr, Sanderson’s heath and other benefit costs.
(5)	The Company and Mr. Chertoff are parties to an Employment Agreement dated February 2, 2011 Mr Chertoff resigned from the Company in September 2011.
(6)
Mr. Ryan was appointed Chief Administrative Officer of the Company on February 2, 2011.  The Company and Mr. Ryan are parties to an Employment Agreement dated February 2, 2011, which is described below under “EMPLOYMENT AGREEMENTS AND POTENTIAL PAYMENTS UPON TERMINATION OR CHANGE-IN-CONTROL.” In October 2011 Mr Ryan was appointed to the additional role of Chief Financial Officer.

(7)
On July 14, 2011, Mr. Sanderson was granted the right to purchase a total of 41,051,780 shares of common stock at a strike price of $0.075. 25% vested at grant and the remaining rights vest quarterly over a four-year period.  These rights originally expired July 14, 2018.

Bonds.com Group, Inc.
2011 Outstanding Equity Awards at Fiscal Year-End

(8)
In FY 2011 Mr. O’Krepkie was granted the right to purchase a total of 41,051,780 shares of common stock at various strike prices ranging from $0.7 to $0.105.  Approximately 18 million of these option vested at grant date and the balance vest over various period up to 4 years.

(9)	Under Mr. O’Krepkie’s Original Employment Agreement dated February 2011 Mr. O’Krepkie’s was entitled to a performance bonus.
(10)
On July 14, 2011, Mr. Ryan was granted the right to purchase a total of 8,000,000 shares of common stock at a strike price of $0.075. 25% vested at grant and the remaining vest quarterly over a four-year period.

(11)	Includes health and other benefits described in footnote four (4) above and a bonus of $70,000.
(12)	Includes health and other benefits described in footnote four (4) above and a bonus of $35,000.
(13)	Includes health and other benefits described in footnote four (4) above a 2010 bonus of $35,000, and a rental allowance of $44,286.

	Options Award
	Number of Securities	Number of Securities	Option	Option
	Underlying Unexercised	Underlying Unexercised	Exercise	Expiration
Name	Options Exercisable	Options Unexercisable	Price	Date

Michael Sanderson	14,111,549	9,621,511	$0.075	04/30/13
George O’Krepkie	18,750,000	-	$0.07	02/02/18
George O’Krepkie	6,191,667	12,558,333	$0.105	02/02/18
George O’Krepkie	1,341,237	2,560,543	$0.075	07/14/18
John Ryan	2,750,000	5,250,000	$0.075	07/14/18

DIRECTOR COMPENSATION

	Paid in Cash	Awards	Compensation (4)	Total
Name	($)	($)	($)	($)

Edwin L. Knetzger	-	-	68,000	68,000
David S. Bensol(3)	-	-	59,000	59,000
George P. Jameson(3)		-	59,000	59,000
Patricia Kemp (1)(3)	-	184,733	43,000	227,733
H. Eugene Lockhart (2)(3)	-	184,733	42,000	226,733

(1)
Ms. Kemp was awarded an option grant of 6,157,767 shares  in July 2011 which were vested fully vested on the grant date.  The amounts set forth in the “Option Awards” column represent the aggregate grant date fair value of awards made during the fiscal year ended  December 31, 2011 in accordance with ASC Topic 718 of the Financial Accounting Standards Board Accounting  Standards Codification.  Assumptions used in the calculation of these amounts are included in Note 15 (Share-Based Compensation) to the audited consolidated financial statements included in our Form 10-K for the fiscal year ended December 31, 2011.

(2)
Mr. Lockhart was awarded an option grant of 6,157,767 shares  in July 2011 which were vested 100% on grant date.  The amounts set forth in the “Option Awards” column represent the aggregate grant date fair value of awards made during the fiscal year ended  December 31, 2011 in accordance with ASC Topic 718 of the Financial Accounting Standards Board Accounting  Standards Codification.  Assumptions used in the calculation of these amounts are included in Note 15 (Share-Based Compensation) to the audited consolidated financial statements included in our Form 10-K for the fiscal year ended December 31, 2011.

(3)	Ms. Kemp and Mr. Lockhart were elected to our Board of Directors on February 2, 2011. Mr. Bensol and Mr. Jameson resigned from the Board of Directors on December 5, 2011.

(4)
The directors earned fees in fiscal year 2011, which are expected to be paid via options awards.  The total amount of earned fees by each director in fiscal year 2011 is included in the Compensation column above.

EMPLOYMENT AGREEMENTS AND POTENTIAL PAYMENTS UPON TERMINATION OR CHANGE-IN-CONTROL

Employment Agreements with Executive Officers.

We have Employment Agreements with each of Thomas Thees, George O’Krepkie, our President, John M. Ryan, our Chief Financial Officer, and David J. Weisberger, our Chief Operating Officer.  These Employment Agreements, which are summarized below, provide for the current compensation and benefits of these executive officers and also provide for certain benefits upon a termination of employment or change-in-control.

Employment Agreement with Thomas Thees.

Mr. Thees’ Employment Agreement provides that he shall be Chief Executive Officer of the Company effective June 1, 2012, serving under the supervision of the Board of Directors.  The term of the Employment Agreement is indefinite.  Mr. Thees’ base salary under his Employment Agreement is $300,000 per year, and he is eligible for an annual performance bonus based on performance at the discretion of our Board of Directors.

Mr. Thees is also entitled to a bonus payment of $750,000 upon a Change of Control (as defined under the Employment Agreement) that occurs during Mr. Thees' employment period under the Employment Agreement, where the Enterprise Value of the Company (as defined under the Employment Agreement) at the time of such Change of Control is at least $125,000,000.

Mr. Thees’ Employment Agreement provides him with the following severance benefits:

●
Upon a termination for death or disability, Mr. Thees shall be entitled to (a) payment of his base salary through the termination date, (b) payment of any performance bonus previously earned but unpaid (paid at the same time it would otherwise have been paid), and (c) reimbursement of any prior reimbursable business expenses in accordance with the Company’s standard policies;

●
Upon an involuntary termination without “cause,” or a voluntary termination with “good reason” (each as defined in the Employment Agreement), Mr. Thees shall be entitled to (a) payment of his base salary for a period of 18 months from and after the termination date, (b) payment of any performance bonus previously earned but unpaid (paid at the same time it would otherwise have been paid) and a pro−rated bonus for the year in which the termination occurs, (c) reimbursement of any prior reimbursable business expenses in accordance with the Company’s standard policies, (d) payment of his COBRA premiums for continued health insurance coverage for the him and his dependents through the end of the 18−month severance period, and (e) payment for tax planning and executive−level outplacement for up to one year after notice of termination (provided that the aggregate amounts for tax planning and outplacement will not exceed $50,000); and

●
Upon an involuntary termination for “cause” or a voluntary termination without “good reason,” Mr. Thees shall be entitled to payment of his base salary through the termination date plus reimbursement of any prior reimbursable business expenses in accordance with the Company’s standard policies.

The Employment Agreement contains confidentiality and invention assignment provisions, a six−month post−employment non−compete and customer and employee non−solicit covering North America and any other country in which the Company does business; provided, however, such non−competition and non−solicitation covenants do not limit or restrict the Executive from (a) engaging in a business that is not primarily engaged in electronic fixed income trading or (b) soliciting clients, former clients or prospective clients for services that do not directly compete with the services provided by the Company.

Additionally, as stated in Item 3.02 above, the Company granted and issued to the Executive an option to purchase 78,000,000 shares of the Common Stock at a purchase price of $0.09 per share for a period of 7 years pursuant to the 2011 Equity Plan (as amended), one−quarter of which shall vest June 1, 2012, and the balance of which shall vest quarterly over a period of three years from June 1, 2012. If prior to January 1, 2014, (i) the Company consummates an equity financing transaction, (ii) as a result of the securities issued by the Company in such equity financing transaction, the shares of Common Stock owned by Mr. Thees (calculated on a fully−diluted basis on the date such financing transaction is consummated) are less than 5% of the Company’s issued and outstanding Common Stock (calculated on a fully−diluted basis on the date such financing transaction is consummated), and (iii) Mr. Thees' employment period under the Employment Agreement has not terminated at the time such transaction is consummated, then the Company shall also be obligated to issue Mr. Thees additional stock options to purchase such additional number of shares of Common Stock as would cause the shares of Common Stock owned by Mr. Thees (calculated on a fully−diluted basis on the date such financing transaction is consummated) to equal at least 5% of the Company’s issued and outstanding Common Stock (calculated on a fully−diluted basis on the date such financing transaction is consummated), with an exercise price per share equal to the closing price of the Common Stock on the date of grant on any stock exchange or over−the−counter quotation system on which the Common Stock is listed or quoted or, if not so listed or quoted, equal to the fair market value thereof determined in good faith by the Board.

Employment Agreement with George O’Krepkie.

Mr. O’Krepkie’s Employment Agreement provides that he shall be President of the Company, serving under the direction and supervision of the Company’s CEO or its Board of Directors.  The term of the Employment Agreement is indefinite.  Mr. O’Krepkie’s base salary under the Employment Agreement is $300,000 per year, and he is eligible for an annual performance bonus on performance at the discretion of our Board of Directors.

Mr. O’Krepkie’s Employment Agreement provides him with the following severance benefits:

●
Upon a termination for death or disability, Mr. O’Krepkie shall be entitled to (a) payment of his base salary through the termination date, (b) payment of any performance bonus previously earned but unpaid (paid at the same time it would otherwise have been paid), (c) and (d) reimbursement of any prior reimbursable business expenses in accordance with the Company’s standard policies;

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

Employment Agreement with John M. Ryan.

Pursuant to his Employment Agreement, Mr. Ryan’s base salary shall not be less than $175,000 per year and until such year when the Company first achieves four consecutive quarters of positive EBITDA and a minimum EBITDA of $5,000,000, Mr. Ryan will be eligible for an annual bonus opportunity up to 50% of his base salary at the discretion of the Company’s Compensation Committee based on its evaluation of his performance and taking into account the Company’s financial strength and cash flow position. Commencing for the year after the Company first achieves four consecutive quarters of positive EBITDA and a minimum EBITDA of $5,000,000 (and from that year forward), Mr. Ryan will be eligible for a performance bonus equal to 1% of EBITDA.  Any earned performance bonus will be paid during the following year within 30 days after the Company’s receipt of its audited financial statements for such year, but in any event no later than the end of such year.  The term of the Employment Agreement is indefinite.

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

Mr. Ryan’s Employment Agreement contains confidentiality and invention assignment provisions, a 12-month post-employment non-compete and customer and employee non-solicit covering North America and any other country in which the Company does business.

Employment Agreement with David J. Weisberger

Pursuant to his Employment Agreement, Mr. Weisberger’s base salary shall not be less than $175,000 per year and Mr. Weisberger is eligible for an annual bonus opportunity up to 50% of his base salary at the discretion of the Company’s Compensation Committee based on its evaluation of his performance and taking into account the Company’s financial strength and cash flow position, except that Mr. Weisberger’s performance bonus for 2011 could not be lower than $25,000.  The term of the Employment Agreement is indefinite.

Mr. Weisberger’s Employment Agreement provides him with the following severance benefits:

●
Upon a termination for death or disability, Mr. Weisberger shall be entitled to (a) payment of his base salary through the termination date, (b) payment of any performance bonus previously earned but unpaid (paid at the same time it would otherwise have been paid), and (c) reimbursement of any prior reimbursable business expenses in accordance with the Company’s standard policies;

●
Upon an involuntary termination without “cause,” or a voluntary termination with “good reason” (each as defined in the Employment Agreement), Mr. Weisberger  shall be entitled to (a) payment of his base salary for a period of 12 months from and after the termination date, (b) payment of any performance bonus previously earned but unpaid (paid at the same time it would otherwise have been paid), (c) reimbursement of any prior reimbursable business expenses in accordance with the Company’s standard policies, and (d) reimbursement of his COBRA premiums for continued health insurance coverage for the him and his dependents through the end of the 12-month severance period; and

●
Upon an involuntary termination for “cause” or a voluntary termination without “good reason,” Mr. Weisberger shall be entitled to payment of his base salary through the termination date plus reimbursement of any prior reimbursable business expenses in accordance with the Company’s standard policies.

Mr. Weisberger’s Employment Agreement contains confidentiality and invention assignment provisions, a 12-month post-employment non-compete and customer and employee non-solicit covering North America and any other country in which the Company does business.

Severance and Separation Arrangements with Michael O. Sanderson and John J. Barry, IV.

Separation Agreement with Michael O. Sanderson

On December 5, 2011, Michael O. Sanderson and the Company agreed that Mr. Sanderson would cease serving as Chief Executive Officer and Co-Chairman (an officer of the Company) effective December 29, 2011, and Mr. Sanderson’s employment with the Company terminated at that time.  In connection with the termination of Mr. Sanderson’s employment, the Company and Mr. Sanderson entered into the Separation Agreement dated as of December 5, 2011 (the “Separation Agreement”).  Except with respect to certain restrictive covenants in favor of the Company and given by Mr. Sanderson and certain other matters, the Separation Agreement terminated the Employment Agreement dated February 2, 2011, between the Company and Mr. Sanderson.

The Separation Agreement also provides Mr. Sanderson with the following severance benefits, which were otherwise payable under his Employment Agreement: (a) the Company will pay Mr. Sanderson severance at the rate of $200,000 per annum for 18 months after December 29, 2011 for a total amount of $300,000, less ordinary payroll deductions; and (b)  Mr. Sanderson shall be entitled to reimbursement of his COBRA premiums for continued health insurance coverage for him and his dependents through the end of the 18-month severance period.
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

SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The following table sets forth, as of May 15, 2012, the number of shares of our voting equity securities owned by (i) each person who is known by us to own of record or beneficially five percent (5%) or more of any class of our voting equity securities, (ii) each of our directors, (iii) each of our executive officers and (iv) all of our directors and executive officers as a group.  Unless otherwise indicated, each of the persons listed below has sole voting and investment power with respect to the shares of our voting equity securities beneficially owned.

Name and Address of Beneficial Owner (1)	Shares of Common Stock Beneficially Owned (2)	Percentage of Common Stock Beneficially Owned (2)(3)	Shares of Series C Preferred Beneficially Owned (2)(3)	Shares of Series E and E-2 Preferred Beneficially Owned (2)(3)	Aggregate Voting Percentage (2)(4)

Directors and Executive Officers:

Henri J. Chaoul, Ph.D.	-	-	-	-	-
Michel Daher (5)	174,472,016	62.57%	-	6,000	32.17%
Michael Gooch	-	-	-	-	-
Patricia Kemp (6)	6,157,767	5.57%	-	-	1.33%
Edwin L. Knetzger, III (7)	127,728,092	74.52%	-	2,334	27.01%
H. Eugene Lockhart (8)	6,157,767	5.57%	-	-	1.33%
George O'Krepkie (9)	29,569,529	22.08%	-	-	6.08%
John M. Ryan (10)	3,766,660	3.49%	-	-	0.82%
David J. Weisberger (11)	5,511,575	5.02%	79.63	-	1.24%

Five Percent Beneficial Owners:

Fund Holdings, LLC (12)	55,581,325	53.26%	-	-	12.19%
John J. Barry, III (13)	20,641,794	19.78%	-	-	4.52%
John J. Barry, IV (14)	23,981,401	21.73%	-	-	5.18%
Liadlaw Venture Partners III, LLC (15)	23,327,485	19.54%	-	-	4.95%
Burton W. Wiand (16)	7,582,850	7.27%	-	-	1.66%
Oak Investment Partners XII, LP (17)	194,595,351	65.09%	8,796	6,067	34.84%
GFINet Inc. (18)	127,508,701	54.99%	-	4,467	24.61%
Plough Penny Partners, LP (19)	8,887,915	7.85%	-	312	1.93%
Bonds MX, LLC (20)	65,924,018	38.72%	-	2,334	13.51%
Black II Trust (21)	22,633,962	18.90%	-	-	4.95%

Daher Bonds Investment Company (22)	104,683,209	50.08%	-	3,600	20.60%
Mida Holdings (23)	69,788,806	40.08%	-	2,400	14.21%
Michael O. Sanderson (24)	18,266,814	14.90%	-	-	3.84%
Thomas Thees (25)	24,375,000	18.94%	-	-	5.07%
Richard Coons (26)	5,993,249	5.43%	-	212	1.30%
Jefferies & Company, Inc. (27)	59,222,432	36.20%	-	2,072	12.20%
XOL Holding S.A.L. (28)	8,723,600	7.71%	-	300	1.89%
Tully Capital Partners (29)	6,500,000	5.86%	-	-	1.40%
Robert Jones (30)	15,078,291	12.63%	-	212	3.22%

All Directors and Executive Officers as a Group:	353,269,806	89.06%	79.63	8,334	56.89%

_________________________
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
(3) The Company has issued and outstanding shares of four classes of equity securities that are entitled to vote with respect to the election of directors: Common Stock, Series C Convertible Preferred Stock (“Series C Preferred”), and Series E Convertible Preferred Stock (“Series E Preferred”) and Series E-2 Convertible Preferred Stock (Series E-2 Preferred and, collectively with the Series E Preferred, “Series E/E-2 Preferred”).  The Common Stock, Series C Preferred and Series E/E-2 Preferred all vote together as a single voting group with respect to the election of directors, with holders of Common Stock having one vote per share, holders of Series C Preferred currently having 2,500 votes per share, and holders of Series E/E-2 Preferred having such number of votes per share as if they had converted to Common Stock (which, as of May 15, 2011, equates to approximately 17,800 votes per share for our Series E/E-2 Preferred issued on December 5, 2012 and approximately 14,600 votes per share for our shares of Series E/E-2 Preferred issued on January 24, 2011).  The information in this table is based upon 104,354,190 shares of Common Stock issued and outstanding, 10,000 shares of Series C Preferred issued and outstanding (which have an aggregate of 25,000,000 votes in connection with the election of directors), 11,831 shares of Series E Preferred issued and outstanding (which, as of May 15, 2012, have an aggregate of approximately 175,015,000 votes in connection with the election of directors), and 10,300 shares of Series E-2 Preferred issued and outstanding (which, as of May 15, 2012, have an aggregate of approximately 152,320,000 votes in connection with the election of directors.  The Common Stock, Series C Preferred and Series E/E-2 Preferred also vote as a single voting group on all other matters presented to the stockholders of the Company, except as otherwise required by law.
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
(5) Comprised of (a) 53,254,638 shares of Common Stock issuable upon conversion of shares of Series E-2 Preferred owned of record by Daher Bonds Investment Company (“DBIC”), (b) 51,428,571 shares of Common Stock issuable upon exercise of warrants to purchase shares of Common Stock owned of record by DBIC, (c) 35,503,092 shares of Common Stock issuable upon conversion of shares of Series E-2 Preferred owned of record by Mida Holdings (“Mida”), and (d) 34,285,714 shares of Common Stock issuable upon exercise of warrants to purchase shares of Common Stock owned of record by Mida.  Michel Daher is a Manager of DBIC and the Manager of Mida.  His business address is P.O. Box 241, Ferzol Main Road, Bekaa Valley, Lebanon.
(6) Comprised of shares that Ms. Kemp has the right to acquire within 60 days upon the exercise of stock options.
(7) Comprised of (a) 16,958,130 issued and outstanding shares of Common Stock owned by Fund Holdings LLC, of which Mr. Knetzger is the manager, (b) 5,129,150 issued and outstanding shares of Common Stock owned by Mr. Knetzger, (c) 500,000 shares of Common Stock that Mr. Knetzger has the right to acquire within 60 days upon the exercise of  outstanding stock options, (d) 2,134 shares of Series E Preferred and 200 shares of Series E-2 Preferred owned by Bonds MX, LLC of which Mr. Knetzger is a member, (e) 17,981,401 shares beneficially owned by John J Barry IV, in which Fund Holdings LLC and Mr. Knetzger, as its manager, may be deemed to have beneficial ownership pursuant to the Voting Agreement, and (f) 20,641,794 shares beneficially owned by John J. Barry III, in which Fund Holdings LLC and Mr. Knetzger, as its manager, may be deemed to have beneficial ownership pursuant to the Voting Agreement. Mr. Knetzger disclaims beneficial ownership of the shares beneficially owned by either of John J. Barry IV and John J. Barry III and this Annual Report shall not be construed as an admission that Mr. Knetzger is the beneficial owner of any such shares. Mr. Knetzger holds a 17.4% interest in Fund Holdings LLC and a 50% interest in Bonds MX, LLC. Accordingly, Mr. Knetzger disclaims beneficial ownership of the shares described in clauses (a) and (d), except to the extent of his pecuniary interest in 16.3% of such shares owned by Funds Holdings, LLC and 50% of the shares owned by Bonds MX, LLC.  Does not include 6,000,000 shares of Common Stock which John J. Barry, IV may acquire within 60 days upon the exercise of a stock option.  The address for Mr. Knetzger is c/o DivcoWest, 575 Market Street, 35th Floor, San Francisco, California 94105.
(8) Comprised of shares that Mr. Lockhart has the right to acquire within 60 days upon the exercise of stock options.
(9) Comprised of shares that Mr. O’Krepkie has the right to acquire within 60 days upon the exercise of stock options.

(10) Comprised of shares that Mr. Ryan has the right to acquire within 60 days upon the exercise of stock options.
(11) Comprised of shares that Mr. Weisberger has the right to acquire within 60 days upon the exercise of stock options.
(12) Comprised of (a) 16,958,130 issued and outstanding shares of Common Stock owned by Fund Holdings LLC, of which Mr. Knetzger is the manager, (b) 17,981,401, shares beneficially owned by John J Barry IV, in which Fund Holdings LLC may be deemed to have beneficial ownership pursuant to the Voting Agreement, and (c) 20,641,794 shares beneficially owned by John J. Barry III, in which Fund Holdings LLC may be deemed to have beneficial ownership pursuant to the Voting Agreement. Fund Holdings LLC disclaims beneficial ownership of the shares beneficially owned by either of John J. Barry IV and John J. Barry III and this Proxy Statement shall not be construed as an admission that Fund Holdings LLC is the beneficial owner of any such shares.  Fund Holdings LLC and certain other security holders of the Company are parties to the Series E Stockholders’ Agreement described elsewhere in this Annual Report, which includes provisions with respect to the voting for members of the Company’s Board of Directors.  Fund Holdings, LLC disclaims beneficial ownership of any shares of Common Stock other than those reported as beneficially owned by it.  The address for Fund Holdings LLC is c/o DivcoWest, 575 Market Street, 35th Floor, San Francisco, California 94105.
(13) Comprised of (a) 15,641,794 shares of common stock held jointly by Mr. Barry with his spouse, Holly A.W. Barry, as tenants by the entirety, and (b) 5,000,000 shares owned by Duncan Family, LLC, of which Mr. and Mrs. Barry are each 50% owners of the managing membership interest, and of which 20% of the non−managing membership interest is held by Shannon Duncan Family Trust, of which Mr. Barry’s daughter, Shannon Duncan, is the sole trustee and primary beneficiary.  Mr. Barry disclaims beneficial ownership of the foregoing shares except to the extent of his pecuniary interest therein.  The address for Mr. Barry is 8222 Regents Ct., University Park, Florida 34201.
(14) Comprised of (a) 3,000,000 shares of Common Stock held by the John J. Barry, IV Revocable Trust, (b) 10,000,000 shares of Common Stock held by Otis Angel LLC, (c) 5,000,000 shares of Common Stock held by Siesta Capital LLC, and (d) 6,000,000 shares that Mr. Barry has the right to acquire within 60 days upon the exercise of stock options.  Mr. Barry disclaims beneficial ownership of the foregoing shares except to the extent of his pecuniary interest therein.  The address for Mr. Barry is 1216 Spanish River Road, Boca Raton, FL 33432.
(15) Includes 15,000,000 shares of Common Stock issuable upon exercise of a warrant to purchase shares of Common Stock.
(16) On January 21, 2009, the United States District Court in the Middle District of Florida, Tampa Division (the “District Court”), in the action Securities Exchange Commission v. Arthur Nadel, et al. (Case No: 8:09−cv−87−T−26TBM) appointed Mr. Wiand as Receiver of Valhalla Investment Partners and certain other entities.  As previously reported by the Company and described elsewhere in this Annual Report, the Company and Mr. Wiand are parties to an agreement pursuant to which the Company has a right to repurchase these shares of Common Stock for an aggregate purchase price of $5,000, subject to the satisfaction of certain conditions.  This right expires in March 2013 if not exercised.  Mr. Wiand’s address is c/o Wiand Guerra King P.L., 3000 Bayport Drive, Suite 600, Tampa, FL 33607.
(17) Comprised of 111,738,208 shares of Common Stock issuable upon the conversion of Series C Preferred, Series E Preferred and Series E-2 Preferred held of record by Oak Investment Partners XII, Limited Partnership (“Oak”), and (b) 82,857,143 shares of Common Stock issuable upon conversion of warrants to purchases shares of Common Stock owned of record by Oak.  The Series C Preferred listed include approximately 2,639 shares of Series C Preferred with respect to which Oak may be deemed to have beneficial ownership but are subject to an escrow arrangement and potential forfeiture based on the terms of the Company’s Asset Purchase Agreement, dated February 2, 2011, with Beacon Capital Strategies, Inc.  Oak Associates XII, LLC (Oak’s general partner), Oak Management Corporation, (the manager of Oak Associates XII, LLC), and Bandel L. Carano, Gerald R. Gallagher, Edward F. Glassmeyer, Fredric W. Harman, Ann H. Lamont, Iftikar A. Ahmed, Warren B. Riley and Grace A. Ames, (each partners of Oak and, collectively, the “Oak Partners”) may be deemed to beneficially own the securities owned of record by Oak.  Oak and certain other security holders of the Company are parties to the Series E Stockholders’ Agreement described elsewhere in this Annual Report, which includes provisions with respect to the voting for members of the Company’s Board of Directors.  Oak, Oak Associates XII, LLC, Oak Management Corporation and the Oak Partners disclaim beneficial ownership of any shares of Common Stock other than those reported as beneficially owned by it.  Oak’s address is 901 Main Avenue, Suite 600, Norwalk, Connecticut 06851.
(18) Comprised of 66,080,130 shares of Common Stock issuable upon the conversion of Series E Preferred and Series E-2 Preferred held of record by GFINet, Inc. (“GFI”), and (b) 61,428,51 shares of Common Stock issuable upon conversion of warrants to purchases shares of Common Stock owned of record by GFI.  GFI Group Inc. may be deemed to beneficially own the securities owned of record by GFI.  GFI and certain other security holders of the Company are parties to the Series E Stockholders’ Agreement described elsewhere in this Annual Report, which includes provisions with respect to the voting for members of the Company’s Board of Directors.  GFI disclaims beneficial ownership of any shares of Common Stock other than those reported as beneficially owned by it.  GFI’s address is c/o GFI Group Inc., 55 Water Street New York, NY 10041.
(19) Comprised of 4,599,746 shares of Common Stock issuable upon the conversion of Series E Preferred and Series E-2 Preferred held of record by Plough Penny Partners (“Plough Penny”), and (b) 4,288,169 shares of Common Stock issuable upon conversion of warrants to purchases shares of Common Stock owned of record by Plough Penny.  Plough Penny and certain other security holders of the Company are parties to the Series E Stockholders’ Agreement described elsewhere in this Annual Report, which includes provisions with respect to the voting for members of the Company’s Board of Directors.  Plough Penny disclaims beneficial ownership of any shares of Common Stock other than those reported as beneficially owned by it.  Plough Penny’s address is c/o Plough Penny Management LLC, 270 Lafayette Street, Suite 1301, New York, NY 10012.
(20) Comprised of (a) 34,495,446 shares of Common Stock issuable upon conversion of shares of Series E Preferred and Series E-2 Preferred owned of record by Bonds MX, LLC, and 31,428,572 shares of Common Stock issuable upon exercise of warrants to purchase shares of Common Stock owned of record by Bonds MX, LLC.  Hugh Regan is the Manager of Bonds MX, LLC.  Mr. Knetzger and Tully Capital Partners, LLC are the sole members of Bonds MX, LLC, each of which owns a 50% interest in Bonds MX, LLC. The address of Bonds MX, LLC is c/o Laidlaw & Company (UK) LTD, 90 Park Avenue, 31st Floor, New York, New York 10016, Att: Hugh Regan.
(21) Comprised of (a) 2,947,108 issued and outstanding shares of Common Stock, (b) 9,436,854 shares of Common Stock which may be acquired within 60 days upon the exercise of certain purchase rights, (c) 250,000 shares of Common Stock which may be acquired within 60 days upon the exercise of a stock option, and (d) 10,000,000 shares of Common Stock which may be acquired within 60 days upon the exercise of a warrant.
(22) Comprised of (a) 53,254,638 shares of Common Stock issuable upon conversion of shares of Series E-2 Preferred owned of record by DBIC, and (b) 51,428,571 shares of Common Stock issuable upon exercise of warrants to purchase Common Stock owned of record by DBIC.  Michel Daher, a manager of DBIC, and Abdallah Daher, a manager of DBIC, may be deemed to beneficially own the securities owned by DBIC.  DBIC and certain other security holders of the Company are parties to the Series E Stockholders’ Agreement described elsewhere in this Annual Report, which includes provisions with respect to the voting for members of the Company’s Board of Directors.  DBIC disclaims beneficial ownership of any shares of Common Stock other than those reported as beneficially owned by it.  DBIC’s business address is P.O. Box 241, Ferzol Main Road, Bekaa Valley, Lebanon.
(23) Comprised of (a) 35,503,092 shares of Common Stock issuable upon conversion of shares of Series E-2 Preferred owned of record by Mida, and (b) 34,285,714 shares of Common Stock issuable upon exercise of warrants to purchase Common Stock owned of record by Mida.  Michel Daher, a manager of Mida, may be deemed to beneficially own the securities owned by Mida.  Mida and certain other security holders of the Company are parties to the Series E Stockholders’ Agreement described elsewhere in this Annual Report, which includes provisions with respect to the voting for members of the Company’s Board of Directors.  Mida disclaims beneficial ownership of any shares of Common Stock other than those reported as beneficially owned by it.  Mida’s business address is P.O. Box 241, Ferzol Main Road, Bekaa Valley, Lebanon.
(24) Comprised of shares that Mr. Sanderson has the right to acquire within 60 days upon the exercise of stock options.
(25) Comprised of shares that Mr. Thees has the right to acquire within 60 days upon the exercise of stock options.
(26) Comprised of (a) 3,136,106 shares of Common Stock issuable upon conversion of shares of Series E Preferred owned of record by Mr. Coons, and (b) 2,857,1443 shares of Common Stock issuable upon the exercise of warrants to purchase Common Stock owned of record by Mr. Coons.  Mr. Coons and certain other security holders of the Company are parties to the Series E Stockholders’ Agreement described elsewhere in this Annual Report, which includes provisions with respect to the voting for members of the Company’s Board of Directors.  Mr. Coons disclaims beneficial ownership of any shares of Common Stock other than those reported as beneficially owned by it.  Mr. Coons’ business address is 191 Cat Rock Road, Cos Cob, CT 06807.
(27) Comprised of (a) 30,651,003 shares of Common Stock issuable upon conversion of shares of Series E Preferred owned of record by Jefferies & Company, Inc. (“Jefferies”), and (b) 28,571,429 shares of Common Stock issuable upon the exercise of warrants to purchase Common Stock owned of record by Jefferies.  Jefferies Group, Inc. may be deemed to beneficially own the securities owned of record by Jefferies.  Jefferies and certain other security holders of the Company are parties to the Series E Stockholders’ Agreement described elsewhere in this Annual Report, which includes provisions with respect to the voting for members of the Company’s Board of Directors.  Jefferies and Jefferies Group, Inc. disclaim beneficial ownership of any shares of Common Stock other than those reported as beneficially owned by them.  Jefferies’ business address is 520 Madison Avenue, New York, New York 10022.
(28) Comprised of (a) 4,437,886 shares of Common Stock issuable upon conversion of shares of Series E-2 Preferred owned of record by XOL Holding S.A.L. (“XOL”), and (b) 4,285,714 shares of Common Stock issuable upon the exercise of warrants to purchase Common Stock owned of record by XOL.  XOL and certain other security holders of the Company are parties to the Series E Stockholders’ Agreement described elsewhere in this Annual Report, which includes provisions with respect to the voting for members of the Company’s Board of Directors.  XOL disclaims beneficial ownership of any shares of Common Stock other than those reported as beneficially owned by them.  XOL’s business address is Dedeian Building 1st Floor, Naher Al Mout Street, Metn, Lebanon.
(29) Comprised of shares of Common Stock issuable upon exercise of a warrant to purchase Common Stock.
(30) Comprised of (a) 88,889 shares of Common Stock, (b) 3,571,429 shares of Common Stock issuable upon exercise of warrants to purchase shares of Common Stock, (c) 7,468,254 shares of Common Stock issuable upon conversion of convertible promissory notes, and (d) 3,949,719 shares of Common Stock issuable upon conversion of shares of Series E Preferred.  Mr. Jones and certain other security holders of the Company are parties to the Series E Stockholders’ Agreement described elsewhere in this Annual Report, which includes provisions with respect to the voting for members of the Company’s Board of Directors.  Mr. Jones disclaims beneficial ownership of any shares of Common Stock other than those reported as beneficially owned by them.

Item 13.	Certain Relationships and Related Transactions, and Director Independence.

CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

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

In order to secure the termination of the Radnor Restated Revenue Sharing Agreement and in cancellation of an additional contractual obligation in the potential amount of $432,000, on October 19, 2010, the Company entered into a Termination and Release Agreement with Mark G. Hollo, The Fund LLC and Black-II Trust (the “Termination and Release Agreement”). Pursuant to the Termination and Release Agreement, among other things, the Company (a) issued to Black-II Trust a warrant to purchase 10,000,000 shares of our Common Stock at a purchase price of $0.24 per share, and (b) agreed to pay Black-II Trust an aggregate of $250,000 in four equal installments at such time, if ever, as the gross proceeds from the Company’s financing efforts (including the conversion of indebtedness) exceeded $5,000,000. In exchange, Mark G. Hollo provided his required consent to the termination of the Revenue Sharing Agreement, and The Fund LLC agreed to terminate the above-referenced contractual obligation. All payments under the Termination and Release Agreement have been made.

UBS Stockholders Agreement.

The Company, UBS Americas Inc. (“UBS”), John J. Barry, III, John J. Barry, IV, affiliates of John J. Barry, III and John J. Barry, IV and certain security holders of the Company are parties to a Stockholders Agreement dated January 11, 2010 (the “Series A Stockholders Agreement”), pursuant to which, among other things:

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

    During the year ended December 31, 111 USB represented approximately 13% of total Revenue.

Agreements with the Former Holder of Certain Convertible Secured Promissory Notes.

Amendments to Certain Convertible Secured Promissory Notes.

On October 19, 2010, the Company entered into an Amendment No. 2 to Convertible Secured Promissory Notes with Burton W. Wiand, as Receiver of Valhalla Investment Partners (the “Receiver”), who is the holder of a majority in principal amount of our Convertible Secured Promissory Notes issued on September 24, 2008, an Amendment No. 1 to Convertible Secured Promissory Note with the holder of our Convertible Secured Promissory Note issued on April 30, 2009 and an Amendment No. 1 to Convertible Secured Promissory Notes with the holders of our Convertible Secured Promissory Notes issued on June 8, 2009 (collectively, the “Note Amendments”). The Note Amendments restructured approximately $2,990,636 of our outstanding Convertible Secured Promissory Notes (the “Subject Notes”) as follows:

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

●
Holders of the Subject Notes have the right to receive up to 12,460,983 shares of our Common Stock based on the revenue generated by our operations during the twelve-month period ending February 2, 2012 (“Contingent Performance Shares”). If we generate at least $7,500,000 in revenue, no performance shares will be issued, if we generate no revenue, all of the performance shares will be issued and if we generate revenue between $0 and $7,500,000, a pro rata portion of the performance shares will be issued.

On February 1, 2012, we entered into a letter agreement (the “Letter Agreement”) with the Receiver.Under the terms of the Letter Agreement, the Company paid the Receiver $2,250,000 and in exchange the Receiver (a) cancelled and terminated all indebtedness owed by the Company to the receivership, which constituted approximately $2,442,000 in outstanding principal and accrued interest, and (b) terminated any contingent rights the Receiver had to receive Contingent Performance Shares. Such termination included, among other things, a release of all liens in favor of the Receiver with respect to the assets of the Company. Additionally, under the termsof the Letter Agreement, the Company would pay the Receiver $5,000, and in consideration of such payment by the Company, the Receiver would transfer and surrender to the Company all outstanding shares of the Company’s equity securities held beneficially or of record by the Receiver, constituting 7,582,850 shares of Common Stock (the “Stock Repurchase”), which would occur, if ever, at such time at which the Company may legally repurchase the shares in accordance applicable law, except that if such repurchase does not occur prior to March 2013, the Receiver shall not be obligated to sell such shares to the Company.

Agreements Entered into in Connection with our February 2, 2011 Financing Transaction.

In February 2011, we consummated a group of related transactions pursuant to which, among other things, we raised capital through the sale of units comprised of preferred stock and warrants, exchanged newly issued shares of preferred stock for previously outstanding preferred stock, and acquired the assets of Beacon Capital Strategies. In connection with these transactions, we entered into certain agreements with related parties, which are summarized below.

February 2011 Unit Purchase Agreement

On February 2, 2011, we entered into a Unit Purchase Agreement (the “February 2011 Unit Purchase Agreement”) with Oak Investment Partners XII, Limited Partnership (“Oak”) and GFINet Inc. (“GFI”). Pursuant to the February 2011 Unit Purchase Agreement, among other things, we sold to Oak and GFI units comprised of Series D Preferred Stock and warrants to purchase Common Stock for a total purchase price of $6,500,000.In addition to providing for the sale of such units, the February 2011 Unit Purchase Agreement contains representations and warranties and covenants of the Company in favor of Oak and GFI.

February 2011 Exchange Agreement

On February 2, 2011, in connection with and as a condition to the transactions contemplated by the February 2011 Unit Purchase Agreement, we entered into an Exchange Agreement (the “February 2011 Exchange Agreement”) with UBS, Bonds MX, LLC, an affiliate of Edwin L. Knetzger, III, and Robert Jones. Pursuant to the February 2011 Exchange Agreement, among other things, we (a) issued units comprised of shares of Series D Convertible Preferred Stock and warrants to purchase Common Stock in exchange for all of the outstanding shares of our Series B Convertible Preferred Stock and certain outstanding warrants to purchase shares of our Common Stock, and (b) issued units comprised of shares of Series D-1 Convertible Preferred Stock and warrants to purchase Series A Preferred Stock in exchange for all of the outstanding shares of our Series B-1 Convertible Preferred Stock and certain outstanding warrants to purchase shares of Series A Preferred Stock.

Series D Stockholders Agreement

In connection with and as a condition to the transactions contemplated by the February 2011 Unit Purchase Agreement and the February 2011 Exchange Agreement, on February 2, 2011, the Company, Oak, GFI, UBS, Bonds MX, LLC and Robert Jones entered into a Series D Stockholders’ Agreement setting forth certain agreements among and between the Company and such stockholders (the “Series D Stockholders Agreement”). This Series D Stockholders’ Agreement was terminated and replaced by the Company’s Series E Stockholders’ Agreement discussed in more detail below.

Amended and Restated Registration Rights Agreement

In connection with and as a condition to the transactions contemplated by the February 2011 Unit Purchase Agreement and the February 2011 Exchange Agreement, on February 2, 2011, the Company entered into an Amended and Restated Registration Rights Agreement with Oak, GFI, UBS, Bonds MX, LLC and Robert Jones (the “Amended and Restated Registration Rights Agreement”). The Amended and Restated Registration Rights Agreement was terminated and replaced by the Second Amended and Restated Registration Rights Agreement discussed in more detail below.

Beacon Capital Strategies, Inc. Asset Purchase Agreement

In connection with and as a condition to the transactions contemplated by the February 2011 Unit Purchase Agreement and the February 2011 Exchange Agreement, on February 2, 2011, the Company entered into an Asset Purchase Agreement (the “Beacon Asset Purchase Agreement”) by and among the Company, Bonds MBS, Inc., an indirect wholly-owned subsidiary of the Company (“Bonds MBS”), and Beacon Capital Strategies, Inc. (“Beacon”). Oak was a significant stockholder of Beacon. Pursuant to the Beacon Asset Purchase Agreement, among other things, on February 2, 2011, the Company (through Bonds MBS) purchased substantially all of Beacon’s assets. As consideration for the purchase of the Beacon assets pursuant to the Beacon Asset Purchase Agreement, the Company, among other things, (a) issued to Beacon 10,000 shares of Series C Preferred, and (b) assumed certain limited liabilities of Beacon.Additionally, the Beacon Asset Purchase Agreement contains representations and warranties and covenants of both Beacon in favor of the Company and the Company in favor of Beacon.

In connection with the acquisition of the Beacon assets, the Company, Bonds MBS and Beacon entered into an Agreement With Respect to Conversion, dated as of February 2, 2011 (the “Determination Agreement”). The Determination Agreement, among other things, sets forth the provisions and procedures for determining the contingent number of shares of Common Stock issuable upon conversion of the Series C Preferred and the contingent liquidation preference of the shares of Series C Preferred.Additionally, pursuant to the Determination Agreement, the Company was required to use commercially reasonable efforts to support the operations of the Beacon business and to maximize the gross revenue of the Beacon business and the number of contingent conversion shares and the amount of the contingent liquidation preference. This support requirement included the requirement to provide working capital to the Beacon business of up to $2,000,000 for a certain period of time, with such working capital expenditures to be consistent with a budget agreed to among the parties. The Determination Agreement further provided that if the Company materially breached any of its support obligations, then the number of conversion shares and liquidation preference to which the shares of Series C Preferred are entitled shall be the maximum amounts thereof.

On December 5, 2011, the Company, Bonds MBS and Oak, as successor of Beacon, entered into the Amendment No. 1 to Agreement with Respect to Conversion (the “Determination Agreement Amendment”), which amended the Determination Agreement, among other things, to provide that (a) the contingent number of shares of Common Stock issuance upon conversion of the Series C Preferred will be calculated to be equal to 25,000,000 shares of Common Stock (subject to increase in the event the conversion price of the Series C Preferred is reduced pursuant to the antidilution provisions thereof), and (b) the Company is no longer be required to give any level of support to the operations of the business formerly engaged in by Beacon.  The Company then ceased operations of the assets acquired by Beacon.

Agreements Entered into in Connection with our December 5, 2011 Financing Transaction.

On December 5, 2011, the Company consummated a group of related transactions pursuant to which, among other things, we:

●
sold 100 units for an aggregate purchase price of $10,000,000 to six accredited investors, with each unit (each a “Unit”) comprised of (a) warrants to purchase 1,428,571 shares of our Common Stock, par value $0.0001 per share, at an initial exercise price of $0.07 per share (“Common Stock Warrants”), and (b) 100 shares of a newly-created class of preferred stock designated as Series E-2 Convertible Preferred Stock, par value $0.0001 per share (“Series E-2 Preferred”), and agreed to sell an additional 66 Units for an aggregate purchase price of $6,600,000 to five accredited investors upon the satisfaction or waiver of certain closing conditions; and

●
issued (a) 11,831 shares of a newly-created class of preferred stock designated as Series E Convertible Preferred Stock, par value $0.0001 per share (“Series E Preferred”), in exchange for all outstanding shares of our Series D Convertible Preferred Stock, par value $0.0001 per share (“Series D Preferred”), plus all rights with respect to accrued dividends on such shares of Series D Preferred, and (b) 1,334 shares of a newly-created class of preferred stock designated as Series E-1 Convertible Preferred Stock, par value $0.0001 per share (“Series E-1 Preferred”), in exchange for all outstanding shares of our Series D-1 Convertible Preferred Stock, par value $0.0001 per share (“Series D-1 Preferred”), plus all rights with respect to accrued dividends on such shares of Series D-1 Preferred.

The foregoing transactions and certain related documents and matters are described in more detail below. The following descriptions of the foregoing transactions and related documents and matters are summaries only and are qualified in their entirety by reference to the applicable documents, which are included as exhibits to this Current Report and incorporated by reference herein.

December 2011 Unit Purchase Agreement

On December 5, 2011, we entered into a Unit Purchase Agreement (the “December 2011 Unit Purchase Agreement”) with Daher Bonds Investment Company (“DBIC”), Mida Holdings (“Mida”), Oak, GFI, and certain other investors. Pursuant to the December 2011 Unit Purchase Agreement, among other things, (a) we sold to DBIC, Mida, Oak, GFI and certain other investors an aggregate of 100 Units for a total purchase price of $10,000,000, and (b) we agreed to sell, and DBIC, Mida, Oak, GFI and certain other investors agreed to purchase, an additional 66 Units for an aggregate purchase price of $6,600,000 (the “Additional Sale”). The Additional Sale, if any, would take place at a future date upon the satisfaction or waiver of certain closing conditions. Such closing conditions include, without limitation, the following:

●
The Company shall have achieved revenue and cash burn closing milestones on, as of or before June 30, 2012. Such revenue and cash burn closing milestones will be satisfied if both (a) the Company’s gross operating revenue for any month ending after December 5, 2011 and on or prior to June 30, 2012 is at least $800,000, and (b) the Company’s operating losses for the same month are less than $200,000.

●	There shall not have occurred any material adverse effect with respect to the Company or any of its subsidiaries, taken as a whole.

●
The Company’s representations and warranties shall be true and correct in all respects as of the date when made and as of any closing with respect to the Additional Sale, except for such failures to be true and correct which in the respective buyer’s reasonable judgment, individually or in the aggregate, have not resulted in and would not reasonably be expected to result in a material adverse effect.

In addition to providing for the sale of the Units, the Unit Purchase Agreement contains representations and warranties and covenants of the Company in favor of DBIC, Mida, Oak, GFI and certain other investors. The covenants set forth in the Unit Purchase Agreement include, without limitation, the following:

●
For so long as DBIC, Mida, Oak or GFI own any of the shares of Series E-2 Preferred, Common Stock Warrants or the shares of Common Stock issuable upon conversion or exercise thereof, the Company is required to timely file all reports it is required to file with the SEC pursuant to the Securities Exchange Act of 1934 (as amended, the “1934 Act”), and the Company is prohibited from terminating its status as an issuer required to file reports under the 1934 Act even if the 1934 Act or the rules and regulations thereunder would otherwise permit such termination.

●
Other than the Common Stock Warrants, any Units issued in connection with any closing on the Additional Sale under the Unit Purchase Agreement and any Units issued in connection with any exercise of preemptive rights by certain holders of the Company’s shares of capital stock, the Company is prohibited from selling any warrants, convertible debt or other securities convertible into the Company’s Common Stock that include dilution protection provisions other than provisions relating to stock splits, reclassifications, stock dividends and other like kind events.

●
The Company is required to use the proceeds from the sale of the Units in accordance with certain specified uses that were previously approved by the Company’s Board of Directors (“Board”); provided, however, the Company may deviate from such proposed uses with the approval of the Board, including the consent of at least one director designated to the Board by Oak, GFI or DBIC.

●
From December 5, 2011 until December 31, 2012, the Company may not appoint a Chief Executive Officer unless such appointment is approved by a majority of the Board including at least any one of the directors designated to the Board by DBIC.

The purchase and sale of the Units under the Unit Purchase Agreement gives rise to preemptive rights held by certain holders of the Company’s capital stock under the terms of the Series D Stockholders’ Agreement dated as of February 2, 2011, by and among the Company and the other parties thereto. Among those holders was Bonds MX, LLC, an affiliate of Edwin L. Knetzger, III. The Company consummated a sale of $200,000 of Units to Bonds MX, LLC and $100,000 of Units to another investor on January 24, 2012.

The December 2011 Exchange Agreement

On December 5, 2011, in connection with and as a condition to the transactions contemplated by the December 2011 Unit Purchase Agreement, we entered into an Exchange Agreement (the “December 2011 Exchange Agreement”) with GFI, Oak, UBS, Bonds MX, LLC, an affiliate of Edwin L. Knetzger, III, Jefferies & Company, Inc. (“Jefferies”) and all other holders of Series D Preferred. Pursuant to the December 2011 Exchange Agreement, among other things, we issued (a) 11,831 shares of Series E Preferred in exchange for all outstanding shares of our Series D Preferred plus all rights with respect to accrued dividends on such shares of Series D Preferred, and (b) 1,334 shares of Series E-1 Preferred in exchange for all outstanding shares of our Series D-1 Preferred plus all rights with respect to accrued dividends on such shares of Series D-1 Preferred.

In addition to providing for the issuance of the Series E Preferred and Series E-1 Preferred in exchange for the Series D Preferred and the Series D-1 Preferred, respectively, the December 2011 Exchange Agreement contains representations and warranties of the Company in favor of GFI, Oak, UBS, Bonds MX, LLC, Jefferies and all other holders of Series D Preferred. The covenants set forth in the Exchange Agreement include, without limitation, the following:

•
For so long as UBS, Bonds MX, GFI, Oak or Jefferies own any of the shares of Series E Preferred or Series E-1 Preferred, the Company is required to timely file all reports it is required to file with the SEC pursuant to the 1934 Act, and the Company is prohibited from terminating its status as an issuer required to file reports under the 1934 Act even if the 1934 Act or the rules and regulations thereunder would otherwise permit such termination.

Series E Stockholders’ Agreement

In connection with and as a condition to the transactions contemplated by the Unit Purchase Agreement and the Exchange Agreement, on December 5, 2011, the Company, DBIC, Mida, Oak, GFI, UBS, Bonds MX, LLC, Jefferies and each other holder of the securities acquired pursuant to the Exchange Agreement or the Unit Purchase Agreement entered into a Series E Stockholders’ Agreement setting forth certain agreements among and between the Company and such stockholders (the “Series E Stockholders’ Agreement”).

Pursuant to the Series E Stockholders’ Agreement, in the event that DBIC, Mida, Oak, GFI, UBS, Bonds MX, Jefferies or any other holder of the securities acquired pursuant to the Exchange Agreement or the Unit Purchase Agreement (the “Series E Stockholders”) seeks to sell his or its shares of Series E Preferred, Series E-1 Preferred or Series E-2 Preferred, as the case may be, each other Series E Stockholder shall have the right to sell a pro rata portion of its similar securities along with the selling Series E Stockholder. Alternatively, the Company, at its option, may redeem the applicable securities from the other Series E Stockholders and the selling Series E Stockholder would be permitted to sell his or its shares free of such obligation. The foregoing obligations do not apply to transfers pursuant to Rule 144, transfers to certain permitted transferees, bona fide pledges and pledges outstanding as of the date of the Series E Stockholders’ Stockholders’ Agreement. Such obligations also do not apply to sales of less than 10% of the securities held by the selling Series E Stockholder.

The Series E Stockholders’ Stockholders Agreement requires the Company to offer the Series E Stockholders the right to participate on a pro rata basis (based on its fully diluted shares of preferred stock relative to the total number of fully diluted shares of the Company) in future issuances of equity securities by the Company.The foregoing right does not apply to issuance of equity securities (a) in connection with any acquisition of assets of another person, whether by purchase of stock, merger, consolidation, purchase of all or substantially all of the assets of such person or otherwise approved by the Company’s Board of Directors and the requisite holders of the Series E Preferred and Series E-2 Preferred to the extent required under the Certificate of Designation of the Series E Convertible Preferred Stock, Series E-1 Convertible Preferred Stock and Series E-2 Convertible Preferred Stock, (b) Exempted Securities (as such term is defined in the Certificate of Designation of the Series E Convertible Preferred Stock, Series E-1 Convertible Preferred Stock and Series E-2 Convertible Preferred Stock), (c) in an underwritten public offering with gross proceeds of at least $50,000,000 and a market capitalization of at least $175,000,000, and (d) approved by holders of a majority of the shares of Series E Preferred and Series E-2 Preferred. The Company may elect to consummate the issuance of equity securities and subsequently provide the Series E Stockholders their right to participate. The foregoing right to participate under the Stockholders Agreement shall terminate on such date as of which less than 25% of the shares of Series E Preferred and Series E-2 Preferred collectively remain outstanding.

The Series E Stockholders Agreement also sets forth the voting provisions discussed in more detail above under ““DIRECTORS AND EXECUTIVE OFFICERS OF THE COMPANY – Voting Arrangements”.

Second Amended and Restated Registration Rights Agreement

In connection with and as a condition to the transactions contemplated by the Unit Purchase Agreement and the Exchange Agreement, on December 5, 2011, the Company entered into a Second Amended and Restated Registration Rights Agreement with DBIC, Mida, Oak, GFI, UBS, Bonds MX, Jefferies and each other holder of the securities acquired pursuant to the Exchange Agreement or the Unit Purchase Agreement (the “Second Amended and Restated Registration Rights Agreement”). Under the terms of the Second Amended and Restated Registration Rights Agreement, if at any time after the earlier of (a) one (1) year after the date of such agreement or (b) one hundred eighty (180) days after the date the Company’s shares of Common Stock are listed on a national securities exchange, the Company receives a written request from holders of 66.6% of the Series E Preferred, Series E-1 Preferred and the Series E-2 Preferred (such holders, the “Initiating Investors”) to file with the Securities and Exchange Commission a registration statement with respect to at least ten percent (10%) of such Common Stock then outstanding, then the Company is obligated within ten (10) days after the date of receipt by the Company of such written request, to give notice thereof to all of the other holders of Series E Preferred, Series E-1 Preferred or Series E-2 Preferred (such holders, the “Other Investors”). As soon as practicable thereafter (and in any event within sixty (60) days after the date of receipt by the Company of such written request), the Company shall file such registration statement with the Securities and Exchange Commission covering all Common Stock that are requested to be registered by the Initiating Investors and any additional Common Stock as specified by notice given to the Company by any Other Investors within twenty (20) days of the date the Other Investors received notice from the Company.

The Second Amended and Restated Registration Rights Agreement also provides DBIC, Mida, Oak, GFI, UBS, Bonds MX, Jefferies and each other holder of the securities acquired pursuant to the Exchange Agreement or the Unit Purchase Agreement with “piggy back” registration rights with respect to certain registration statements filed by the Company for its own sale of shares of Common Stock or resales of shares of Common Stock by other stockholders, and also contains other customary undertakings and restrictions with respect to the Company.

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

See “EMPLOYMENT AGREEMENTS AND POTENTIAL PAYMENTS UPON TERMINATION OR CHANGE-IN-CONTROL” above for summaries of our Employment Agreements with Thomas Thees, George O’Krepkie, John M. Ryan and David J. Weisberger and summaries of our Separation Agreement, Release and Covenant Not to Sue with Michael Sanderson and certain arrangements with John J. Barry, IV.

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

COMPANY’S RELATIONSHIP WITH INDEPENDENT AUDITORS

On December 28, 2011, Daszkal Bolton LLP ("Daszkal") notified the Company that it resigned as our independent registered public accounting firm. On January 20, 2012, the Audit Committee of the Company’s Board of Directors engaged EisnerAmper LLP (“EisnerAmper”) to replace Daszkal Bolton LLP as the Company’s independent registered public accounting firm for the fiscal year ended December 31, 2011. In addition, the Company also engaged SEC Solutions Group, LLC to replace Daszkal Bolton as the Company’s tax preparation service provider.

Set forth below are the fees and expenses for Daszkal and EisnerAmper for each of the last two years for the following services provided to us:

Daszkal Bolton LLP

	2011	2010
Annual Audit Fees	$-	$133,949
Audit-Related Fees	$58,807	$60,000
Tax Fees	$24,818	$7,500
Other Fees	$18,600	$11,730
Total Fees	$102,230	$213,179

EisnerAmper LLP

	2011	2010
Annual Audit Fees	$350,000	$-
Audit-Related Fees	$-	$-
Tax Fees	$-	$-
Other Fees	$-	$-
Total Fees	$350,000	$-

Our audit committee approves each non−audit engagement or service with or by our independent auditor. Prior to approving any such non−audit engagement or service, it is the audit committee’s practice to first receive information regarding the engagement or service that (a) is detailed as to the specific engagement or service, and (b) enables the audit committee to make a well−reasoned assessment of the impact of the engagement or service on the auditor’s independence.

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

3.12	Certificate of Correction, as filed with the Secretary of State of the State of Delaware on June 20, 2011 (26)

3.13	Certificate of Increase of Series A Participating Preferred Stock, as filed with the Secretary of State of the State of Delaware on December 5, 2011 (29)

3.14
Certificate of Designation of Series E Convertible Preferred Stock, Series E-1 Convertible Preferred Stock and Series E-2 Convertible Preferred Stock, as filed with the Secretary of State of the State of Delaware on December 5, 2011 (29)

3.15	Amended and Restated Bylaws of the Company (25)

4.1	Specimen Common Stock Certificate (3)

4.2	Specimen of Series A Participating Preferred Stock (6)

4.3	Bonds.com Group, Inc. 2006 Equity Plan (1) **

4.4	Stock Option Agreement between Bonds.com Holdings, Inc. (f/k/a Bonds Financial, Inc.) and William M. Bass dated as of February 1, 2007 (1) **

4.5	Bonds.com Group, Inc. 2011 Equity Plan (24)**

4.6	First Amendment to Bonds.com Group, Inc. 2011 Equity Plan (30)**

4.7	Form of Ordinary Purchase Rights Certificate (19)

4.8	Form of Special Purchase Rights Certificate (6)

4.9	Form of Additional Purchase Rights Certificate (6)

4.10	Form of Preferred Stock Purchase Rights Certificate (20)

4.11	Form of Common Stock Warrant (24)

4.12	Form of Series A Preferred Stock Warrant (24)

4.13	Agreement with Respect to Conversion dated February 2, 2011 (24)

4.14	Amendment No. 1 to Agreement with Respect to Conversion dated December 5, 2011 (31)

10.1	Contribution Agreement (Domain Name Bonds.com) (1)

10.2	Software License Agreement dated as of August 16, 2006 between Decision Software, Inc. and Bonds.com Holdings, Inc. (f/k/a Bonds Financial, Inc.)* (1)

10.3	License Agreement dated as of February 19, 2007 between Valubond Securities, Inc. and Bonds.com Holdings, Inc. (f/k/a Bonds Financial, Inc.)* (1)

10.4	Agreement entered into as of September 11, 2006 between Radianz Americas, Inc. and Bonds.com Holdings, Inc. (f/k/a Bonds Financial, Inc.) (1)

10.5	Office Lease Agreement dated as of October 1, 2007 by and between 1515 Associates, Ltd. and Bonds.com Holdings, Inc. (Boca Raton, FL Lease) (1)

10.6	Commercial Term Loan Agreement, dated March 31, 2009, between MBRO Capital LLC and Bonds.com Group, Inc. (12)

10.7	Amendment No. 1. Waiver and Consent to Commercial Term Loan Agreement, dated December 31, 2009, between MBRO Capital LLC and Bonds.com Group, Inc. (6)

10.8	Commercial Term Promissory Note, dated March 31, 2009, issued to MBRO Capital LLC (12)

10.9	Bonds.com Holdings, Inc. Guaranty in favor of MBRO Capital LLC, dated March 31, 2009 (12)

10.10	Grid Promissory Note with John Barry III dated January 29, 2008 (4)

10.11	Amendment dated March 26, 2009 to Promissory Note dated January 29, 2009 issued to John Barry III (12)

10.12	Amendment and Forbearance Agreement, dated January 11, 2010, by John Barry III with respect to January 29, 2008 Grid Promissory Note (6)

10.13	Secured Convertible Note and Warrant Purchase Agreement dated September 24, 2008 (7)

10.14	Security Agreement dated September 24, 2008 (7)

10.15	Form of Bonds.com Group, Inc. Secured Convertible Promissory Note (7)

10.16	Amendment dated December 1, 2008 to the Secured Convertible Note and Warrant Purchase Agreement (7)

10.17	Amendment dated as of February 3, 2009 to the Secured Convertible Note and Warrant Purchase Agreement and the Security Agreement (7)

10.18	Promissory Note issued to Keating Investments, LLC dated December 21, 2007 (1)

10.19	Amendment dated September 17, 2008 to the Promissory Note of Bonds.com Group, Inc. originally issued to Keating Investments, Inc. on December 21, 2007 (8)

10.20	Second Amendment to Promissory Note, dated March 1, 2010, to the Promissory Note of Bonds.com Group, Inc. originally issued to Keating Investments, LLC on December 21, 2007 (6)

10.21	Grid Promissory Note with Christopher D. Moody dated January 29, 2008 (4)

10.22	Grid Secured Promissory Note with Christopher D. Moody dated April 24, 2008. (11)

10.23	Amendment to Grid Secured Promissory Note with Christopher D. Moody dated July 8, 2008 (9)

10.24	Grid Secured Promissory Note with Valhalla Investment Partners dated April 24, 2008. (11)

10.25	Amendment to Grid Secured Promissory Note with Valhalla Investment Partners dated July 8, 2008 (9)

10.26	Separation and General Release among Roger Rees, Bonds.com Group, Inc., Bonds.com Holdings, Inc. and Bonds.com Inc. dated May 12, 2008. (10)

10.27	Secured Convertible Note and Warrant Purchase Agreement dated April 30, 2009 (13)

10.28	Secured Convertible Promissory Note dated April 30, 2009 (13)

10.29	Common Stock Warrant dated April 30, 2009 (13)

10.30	Amended and Restated Security Agreement, dated April 30, 2009, relating to the Security Agreement dated September 24, 2009 (14)

10.31	Secured Convertible Note and Warrant Purchase Agreement dated June 8, 2009 (14)

10.32	Secured Convertible Promissory Note dated June 8, 2009 (14)

10.33	Common Stock Warrant dated June 8, 2009 (14)

10.34	Secured Convertible Note and Warrant Purchase Agreement dated June 30, 2009 (15)

10.35	Secured Convertible Promissory Note dated June 30, 2009 (15)

10.36	Common Stock Warrant dated June 30, 2009 (15)

10.37	Unit Purchase Agreement, dated August 28, 2009, between Fund Holdings, LLC and Bonds.com Group, Inc. (17)

10.38	Amendment Letter, dated December 23, 2009, to August 28, 2009 Unit Purchase Agreement with Fund Holdings, LLC (18)

10.39	Unit Purchase Agreement, dated December 31, 2009, between Laidlaw Venture Partners III, LLC and Bonds.com Group, Inc. (19)

10.40	Unit Purchase Agreement, dated January 11, 2010, between UBS Americas Inc. and Bonds.com Group, Inc. (20)

10.41
Stockholders Agreement, dated January 11, 2010, between UBS America Inc. Bonds.com Group, Inc., Fund Holdings LLC, Laidlaw Venture Partners III, LLC, affiliates of John Barry III and affiliates of John J. Barry, IV (20)

10.42
Letter Agreement, dated January 11, 2010, between Bonds.com Group, Inc. Fund Holdings LLC, affiliates of John Barry III and affiliates of John J. Barry, IV, relating to Stockholders Agreement dated January 11, 2010 (6)

10.43	Letter Agreement, dated February 26, 2010, between Bonds.com Group, Inc., John Barry III, Holly A.W. Barry and John J. Barry, IV (21) **

10.44	Settlement Agreement and Release, dated March 19, 2010, between Bonds.com Group, Inc. and William Bass (22)

10.45	Stock Option Agreement, dated March 19, 2010, issued to William Bass (22)

10.46
Software License, Hosting, Joint Marketing, and Services Agreement, dated as of July 8, 2009, between InterDealer Securities, LLC, InterDealer Information Technology, LLC, InterDealer IP Holding, LLC and Bonds.com Group, Inc. (6)*

10.47	Letter Agreement, dated December 31, 2009, between Bonds.com Group, Inc., InterDealer Information Technologies, LLC, InterDealer Securities LLC and InterDealer IP Holdings LLC (6) *

10.48	Licensing and Services Agreement, dated January 11, 2010, between Bonds.com Group, Inc. and UBS Securities LLC (6)*

10.49	Secured Note and Warrant Purchase Agreement dated May 28, 2010 (27)

10.50	Form of Secured Convertible Promissory Note dated May 28, 2010 (27)

10.51	Second Amended and Restated Security Agreement dated May 28, 2010 (27)

10.52	Amendment No. 1 to Secured Convertible Note and Warrant Purchase Agreement and Exercise of Extension Right dated June 22, 2010 (26)

10.53	15% Promissory Note dated July 26, 2010 in favor of Bonds MX, LLC (28)

10.54	Amended 15% Promissory Note, dated August 20, 2010 in favor of Bonds MX, LLC (29)

10.55	Amendment No. 1 to Secured Convertible Promissory Notes dated September 21, 2010 (26)

10.56	Amendment No. 1 to Second Amended and Restated Grid Secured Promissory Note dated September 21, 2010 (26)

10.57	Separation Agreement, Release and Covenant Not to Sue, dated September 29, 2010, between the Company and Christopher Loughlin (30)

10.58	Separation Agreement, Release and Covenant Not to Sue, dated September 29, 2010, between the Company and Joseph Nikolson (30)

10.59	Unit Purchase Agreement, dated as of October 19, 2010, by and between the Company and Bonds MX, LLC (23)

10.60	Unit Purchase Agreement, dated as of October 19, 2010, by and between the Company and UBS Americas Inc. (23)

10.61	Series B Stockholders’ Agreement, dated as of October 19, 2010, by and among the Company, UBS Americas Inc. and Bonds MX, LLC (23)

10.62	Registration Rights Agreement, dated as of October 19, 2010, by and among the Company UBS Americas Inc. and Bonds MX, LLC (23)

10.63	Amendment No. 2 to Convertible Secured Promissory Notes, dated as of October 19, 2010 (23)

10.64	Amendment No. 1 to Convertible Secured Promissory Note, dated as of October 19, 2010 (23)

10.65	Amendment No. 1 to Convertible Secured Promissory Notes, dated as of October 19, 2010 (23)

10.66	Amendment and Release, dated as of October 19, 2010, by and among the Company and John J. Barry III (23)

10.67	Amendment and Release, dated as of October 19, 2010, by and among the Company and John J. Barry IV (23)

10.68	Common Stock Purchase Warrant, dated as of October 19, 2010, by and among the Company and Black-II Trust (23)

10.69	Common Stock Purchase Warrant, dated as of October 19, 2010, by and among the Company and Bonds MX, LLC (23)

10.70	Series A Preferred Stock Purchase Warrant, dated as of October 19, 2010, by and among the Company and Bonds MX, LLC (23)

10.71	Termination and Release Agreement, dated as of October 19, 2010, by and among the Company, Mark G. Hollo and The Fund, LLC (23)

10.72	Exchange Agreement, dated as of October 19, 2010, by and among the Company and UBS Americas Inc. (23)

10.73	Unit Purchase Agreement, dated as of February 2, 2011, by and among the Company, Oak Investment Partners XII, Limited Partnership and GFINet Inc. (24)

10.74	Exchange Agreement, dated as of February 2, 2011, by and among the Company, UBS Americas, Inc., Bonds MX, LLC and Robert Jones (24)

10.75
Series D Stockholders’ Agreement, dated as of February 2, 2011, by and among the Company, Oak Investment Partners XII, Limited Partnership, GFINet Inc., UBS Americas Inc., Bonds MX, LLC and Robert Jones (24)

10.76
Amended and Restated Registration Rights Agreement, dated as of February 2, 2011, by and among the Company, Oak Investment Partners XII, Limited Partnership, GFINet Inc., UBS Americas Inc., Bonds MX, LLC and Robert Jones (24)

10.77	Form of Common Stock Warrant (24)

10.78	Form of Series A Warrant (24)

10.79	Asset Purchase Agreement, dated as of February 2, 2011, by and among the Company, Bonds MBS, Inc. and Beacon Capital Strategies, Inc. (24)
10.80	Agreement With Respect to Conversion, dated as of February 2, 2011, by and among the Company, Bonds MBS, Inc. and Beacon Capital Strategies, Inc. (24)

10.81	Form of Indemnification Agreement (24) **

10.82	Employment Agreement, dated as of February 2, 2011, between the Company and Michael O. Sanderson (24) **

10.83	Employment Agreement, dated as of February 2, 2011, between the Company and Jeffrey M. Chertoff (24) **

10.84	Employment Agreement, dated as of February 2, 2011, between the Company and John Ryan (24) **

10.85	Bonds.com Group, Inc. 2011 Equity Plan (24) **

10.86	Form of Non-Qualified Stock Option Agreement between the Company and George O’Krepkie (24) **

10.87	Bonds.com Group, Inc. Form of Stock Option Agreement (24) **

10.88	Form of Unit Purchase Agreement for individual investors, dated March 7, 2011 (26)

10.89	Amendment No. 1 to Series D Stockholders Agreement dated June 23, 2011 (31)

10.90	Marketing Agreement with Red Kite Americas LLC dated August 11, 2011 (32)

10.91	Form of Common Stock Warrant Issued to Red Kite Americas LLC (32)

10.92	Unit Purchase Agreement dated December 5, 2011 (29)

10.93	Form of Common Stock Purchase Warrant (29)

10.94	Exchange Agreement dated December 5, 2011 (29)

10.95	Series E Stockholders’ Agreement dated December 5, 2011 (29)

10.96	Second Amended and Restated Registration Rights Agreement dated December 5, 2011 (29)

10.97	Amendment No. 1 to Agreement with Respect to Conversion dated December 5, 2011 (29)

10.98	Separation Agreement with Michael O. Sanderson dated December 5, 2011 (29) **

10.99	Form of Indemnification Agreement (29)

10.100	Amended and Restated Employment Agreement of George O’Krepkie dated December 5, 2011 (29) **

10.101	Letter Agreement with Receiver dated February 1, 2021 (33)

10.102	Sub-Sublease Agreement dated February 24, 2012 (34)

10.103	Employment Agreement with Thomas Thees dated May 16, 2012 (30) **

10.104	Amendment No. to Series E Stockholders’ Agreement dated May 16, 2012 (30)

10.105	First Amendment to 2011 Equity Plan (30) **

14	Code of Business Conduct and Ethics (26)

21	Subsidiaries of the Company (26)

31.1	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (26)

31.2	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (26)

32.1	Certification of Principal Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (26)

32.2	Certification of Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (26)

* Confidential treatment requested withrespect to portions of this document.
** Indicates management contract orcompensatory plan or arrangement.

(1)	Incorporated by reference from the Company’s Registration Statement on Form S-1 (formerly Form SB-2) filed with the SEC on December 28, 2007 (File No. 333-148398) and any and all amendments thereto

(2)	Incorporated by reference from the Company’s Registration Statement on Form SB-2 filed with the SEC on August 16, 2002 (File No. 333-98247)

(3)	Incorporated by reference from the Company’s Annual Report on Form 10-K filed with the SEC on March 31, 2008 (File No. 000-51076)

(4)	Incorporated by reference from the Company’s Current Report on Form 8-K filed with the SEC on February 1, 2008 (File No. 000-51076)

(5)	Incorporated by reference from the Company’s Annual Report on Form 10-K filed with the SEC on April 1, 2010 (File No. 000-51076)

(6)	Incorporated by reference from the Company’s Current Report on Form 8K filed with the SEC on February 5, 2009 (File No. 000-51076)

(7)	Incorporated by reference from the Company’s Current Report on Form 8K filed with the SEC on September 2, 2008 (File No. 000-51076)

(8)	Incorporated by reference from the Company’s Current Report on Form 8K filed with the SEC on July 14, 2008 (File No. 000-51076)

(9)	Incorporated by reference from the Company’s Current Report on Form 8K filed with the SEC on May 15, 2008, 2008 (File No. 000-51076)

(10)	Incorporated by reference from the Company’s Current Report on Form 8K filed with the SEC on April 30, 2008 (File No. 000-51076)

(11)	Incorporated by reference from the Company’s Annual Report on Form 10-K filed with the SEC on April 1, 2009 (File No. 000-51076)

(12)	Incorporated by reference from the Company’s Current Report on Form 8-K filed with the SEC on May 6, 2009 (File No. 000-51076)

(13)	Incorporated by reference from the Company’s Current Report on Form 8-K filed with the SEC on June 12, 2009 (File No. 000-51076)

(14)	Incorporated by reference from the Company’s Current Report on Form 8-K filed with the SEC on July 7, 2009 (File No. 000-51076)

(15)	Incorporated by reference from the Company’s Current Report on Form 8-K/A filed with the SEC on September 3, 2009 (File No. 000-51076)

(16)	Incorporated by reference from the Company’s Current Report on Form 8-K/A filed with the SEC on December 30, 2009 (File No. 000-51076)

(17)	Incorporated by reference from the Company’s Current Report on Form 8-K filed with the SEC on January 7, 2010 (File No. 000-51076)

(18)	Incorporated by reference from the Company’s Current Report on Form 8-K filed with the SEC on January 14, 2010 (File No. 000-51076)

(19)	Incorporated by reference from the Company’s Current Report on Form 8-K filed with the SEC on March 4, 2010 (File No. 000-51076)

(20)	Incorporated by reference from the Company’s Current Report on Form 8-K filed with the SEC on March 25, 2010 (File No. 000-51076)

(21)	Incorporated by reference from the Company’s Current Report on Form 8-K filed with the SEC on October 25, 2010 (File No. 000-51076)

(22)	Incorporated by reference from the Company’s Current Report on Form 8-K filed with the SEC on February 8, 2011 (File No. 000-51076)

(23)	Incorporated by reference from the Company’s Current Report on Form 8-K filed with the SEC on May 28, 2010 (File No. 000-51076)

(24)	Filed herewith.

(25)	Incorporated by reference from the Company’s Current Report on Form 8-K filed with the SEC on June 4, 2010 (File No. 000-51076)

(26)	Incorporated by reference from the Company’s Current Report on Form 8-K filed with the SEC on July 29, 2010 (File No. 000-51076)

(27)	Incorporated by reference from the Company’s Current Report on Form 8-K filed with the SEC on August 26, 2010 (File No. 000-51076)

(28)	Incorporated by reference from the Company’s Current Report on Form 8-K filed with the SEC on October 5, 2010 (File No. 000-51076)

(29)	Incorporated by reference from the Company’s Current Report on Form 8-K filed with the SEC on December 9, 2011 (File No. 000-51076)

(30)	Incorporated by reference from the Company’s Current Report on Form 8-K filed with the SEC on May 16, 2012 (File No. 000-51076)

(31)	Incorporated by reference from the Company’s Current Report on Form 8-K filed with the SEC on June 28, 2011 (File No. 000-51076)

(32)	Incorporated by reference from the Company’s Current Report on Form 8-K filed with the SEC on August 15, 2011 (File No. 000-51076)

(33)	Incorporated by reference from the Company’s Current Report on Form 8-K filed with the SEC on February 7, 2012 (File No. 000-51076)

(34)	Incorporated by reference from the Company’s Current Report on Form 8-K filed with the SEC on February 28, 2012 (File No. 000-51076)

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

BONDS.COM GROUP, INC.

Dated: May 21, 2012	By:	/s/ George O’Krepkie
George O’Krepkie
President and Principal Executive Officer

	By:	/s/ John M. Ryan
John M. Ryan
Chief Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this Annual Report on Form 10-K has been signed by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

/s/ Edwin L. Knetzger, III	May 21, 2012
Edwin L. Knetzger, III, Director /s/ H. Eugene Lockhart	May 21, 2012
H. Eugene Lockhart, Director /s/ Patricia Kemp	May 21, 2012
Patricia Kemp, Director /s/ Michel Daher	May 21, 2012
Michel Daher, Director /s/ Henri J. Chaoul	May 21, 2012
Henri J. Chaoul, Ph.D., Director /s/ Michael Gooch	May 21, 2012
Michael Gooch, Director /s/ George O'Krepkie	May 21, 2012
George O'Krepkie, Director

CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2011 and 2010

 REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders
Bonds.com Group, Inc.

We have audited the accompanying consolidated balance sheet of Bonds.com Group, Inc. and subsidiaries (the “Company”) as of December 31, 2011, and the related consolidated statements of operations, changes in stockholders’ deficit and cash flows for the year then ended. The consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of the Company's internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion.  An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements.  An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Bonds.com Group, Inc. and subsidiaries at December 31, 2011, and the consolidated results of their operations and their cash flows for the year then ended are in conformity with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 3 to the consolidated financial statements, the Company has sustained recurring losses and negative cash flows from operations, and has a working capital deficiency and a stockholders’ deficiency.  These factors raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plans in regard to these matters are also described n Note 3.  The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/EisnerAmper LLP

New York, New York

May 21, 2012

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders
Bonds.com Group, Inc.

We have audited the accompanying consolidated balance sheets of Bonds.com Group, Inc. as of December 31, 2010, and the related consolidated statements of operations, changes in stockholders’ (deficit) and cash flows for the year then ended. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Bonds.com Group, Inc. at December 31, 2010, and the results of its operations and its cash flows for the year then ended are in conformity with accounting principles generally accepted in the United States of America.

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

/s/Daszkal Bolton LLP

Boca Raton, Florida
April 29, 2011

BONDS.COM GROUP, INC.
CONSOLIDATED BALANCE SHEETS

	As of December 31,
	2011	2010
Assets

Current assets
Cash	$2,405,162	$548,030
Receivable from clearing organizations	5,904,030	373,128
Deferred tax assets	-	2,306
Prepaid expenses and other assets	185,757	92,227
Total current assets	8,494,949	1,015,691

Property and equipment, net	159,439	83,167
Intangible assets, net	908,850	939,759
Other assets	60,267	66,983
Deferred tax asset	-	172,614
Total assets	$9,623,505	$2,278,214

Liabilities and Stockholders’ Deficit

Current liabilities
Accounts payable and accrued expenses	$4,887,973	$4,867,861
Notes payable, other	-	82,000
Notes payable, related parties	100,000	-
Convertible notes payable, other, net of debt discounts	-	24,243
Convertible notes payable, related parties	1,740,636	-
Preferred stock dividend payable	127,649	-
Other liabilities	107,032	-
Liability under derivative financial instruments	7,479,000	464,844
Total current liabilities	14,442,290	5,438,948
Long-term liabilities
Notes payable, related parties	-	300,000
Convertible notes payable, other, net of debt discount	391,038	1,227,486
Convertible notes payable, related parties	-	2,390,636
Deferred rent	25,899	41,506
Total liabilities	14,859,227	9,398,576
Commitments and contingencies
Stockholders’ Deficit
Preferred stock Series A $0.0001 par value; 508,000 authorized; 85,835 and 85,835 issued and outstanding, respectively (aggregate liquidation value of $858 and $469, respectively)	8	5
Convertible preferred stock Series B $0.0001 par value; 20,000 authorized, 0 and 2,250 issued and outstanding, respectively (aggregate liquidation value of $0 and $2,736,000, respectively)	-	2
Convertible preferred stock Series B-1 $0.0001 par value; 6,000 authorized, 0 and 1,250 issued and outstanding, respectively (aggregate liquidation value of $0 and $1,520,000, respectively)	-	1
Convertible preferred stock Series C $0.0001 par value;10,000 authorized, 10,000 and 0 issued and outstanding, respectively (aggregate liquidation value of $6,500,000 and $0, respectively)	1	-
Convertible preferred stock Series E $0.0001 par value; 12,000 authorized, 11,831 and 0 issued and outstanding, respectively (aggregate liquidation value of $23,729,420 and $0, respectively)	1	-
Convertible preferred stock Series E-1 $0.0001 par value; 1,400 authorized, 1,334 and 0 issued and outstanding, respectively (aggregate liquidation value of $2,675,602 and $0, respectively)	-	-
Convertible preferred stock Series E-2 $0.0001 par value; 20,000 authorized, 10,000 and 0 issued and outstanding, respectively (aggregate liquidation value of $20,056,986 and $0, respectively)	1	-
Common stock $0.0001 par value; 1,500,000,000 authorized; 104,354,190 and 103,694,139 issued and outstanding, respectively	10,435	10,369
Additional paid-in capital	39,628,080	21,464,512
Accumulated deficit	(44,874,248)	(28,595,251)
Total stockholders’ deficit	(5,235,722)	(7,120,362)
Total liabilities and stockholders’ deficit	$9,623,505	$2,278,214

See the accompanying notes to the consolidated financial statements.

BONDS.COM GROUP, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS

	Year Ended December 31,
	2011	2010

Revenue	$4,322,775	$2,711,512

Operating expenses
Payroll and related costs	6,995,422	8,852,757
Technology and communications	2,957,319	2,809,847
Rent and occupancy	917,267	669,326
Professional and consulting fees	2,709,765	1,524,260
Marketing and advertising	109,903	350,379
Other operating expenses	652,301	392,855
Impairment on intangible	924,061	-
Clearing and executing cost	544,495	412,346
Total operating expenses	15,810,533	15,011,770
Loss from operations	(11,487,758)	(12,300,258)

Other income (expense)

Interest expense, net	(386,829)	(1,010,107)
Financing costs - exchange offer	-	(1,897,069)
Gain on settled derivatives	465,952	2,803,914
Change in value of derivative financial instruments	(3,132,107)	2,265,215
Other income (expense), net	258,106	(486,218)
Total other income (expense)	(2,794,878)	1,675,735
Loss before income tax expense	(14,282,636)	(10,624,523)
Income tax expense	(174,922)	(1,890,223)
Net loss	(14,457,558)	(12,514,746)
Preferred stock dividend	(1,821,439)	-
Net loss applicable to common stockholders	$(16,278,997)	$(12,514,746)
Net loss per common share - basic and diluted	$(0.16)	$(0.15)
Weighted average number of shares of common stock outstanding	104,354,190	84,173,316

See the accompanying notes to the consolidated financial statement

BONDS.COM GROUP, INC.
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ (DEFICIT)
FOR THE YEARS ENDED DECEMBER 31, 2011 AND 2010

	Preferred Stock		Common Stock		Paid-In	Accumulated	Total Stockholders’
	Shares	Amount	Shares	Amount	Capital	(Deficit)	Deficit)
Balances, January 1, 2010	-	$-	74,727,257	$7,472	$12,453,689	$(16,080,505)	$(3,619,344)

Issuance of preferred series “A” shares from purchase agreement, net of issuance costs	85,835	5	-	-	1,541,995	-	1,542,000

Issuance of common stock from purchase agreement, net of issuance costs	-	-	1,840,230	184	655,316	-	655,500

Issuance of common stock for consulting services	-	-	25,667	3	9,622	-	9,625

Recognition of option grant relating to litigation settlement	-	-	-	-	174,093	-	174,093

Recognition of compensation expense on date of grant relating to stock options	-	-	-	-	888,700	-	888,700

Stock - based compensation	-	-	-	-	245,792	-	245,792

Fair value of common stock warrants issued in conjunction with purchase agreement, net of tax effect	-	-	-	-	(1,222,846)	-	(1,222,846)

Fair value of additional common stock warrants issued in conjunction with financing agreement	-	-	-	-	41,547	-	41,547

Fair value of common stock warrants issued in conjunction with May 2010 financing	-	-	-	-	(36,029)	-	(36,029)

Fair value of common stock issued in conjunction with October 2010 Exchange Offer	-	-	27,100,985	2,710	1,894,359	-	1,897,069

Issuance of convertible preferred series B shares from purchase agreement, net of issuance costs	2,250	2	-	-	2,217,974	-	2,217,976

Issuance of convertible preferred series B-1 shares from purchase agreement, net of issuance costs	1,250	1	-	-	1,192,357	-	1,192,358

Recognition of severed executives stock - based compensation	-	-	-	-	1,407,943	-	1,407,943

Net (loss)	-	-	-	-	-	(12,514,746)	(12,514,746)
Balances, December 31, 2010	89,335	$8	103,694,139	$10,369	$21,464,512	$(28,595,251)	$(7,120,362)

Issuance of series C convertible preferred stock for the acquisition of Beacon’s assets	10,000	1	-	-	1,071,999	-	1,072,000

Issuance of convertible preferred series D shares of Unit sale, net of issuance cost of $331,625	8,900	1	-	-	8,561,374	-	8,561,375

Fair value of common stock warrants issued in conjunction with February, March, June and December 2011 Unit sales	-	-	-	-	(4,103,001)	-	(4,103,001)

February 2011 Exchange Offer – issurance of convertible preferred series D shares (2,250) for series B (2,250) and convertible preferred series D-1 (1,250) for series B-1 (1,250) resulting in preferred stock dividend	-	-	-	-	708,336	(930,501)	(222,165)

Common stock associated with the October 2010 exchange offer	-	-	660,051	66	46,138	-	46,204
Fair value of common stock warrants issued in conjunction with February 2011 Exchange Offer, classified as derivative financial instruments	-	-	-	-	(23,335)	-	(23,335)

Stock - based compensation expense	-	-	-	-	1,396,752	-	1,396,752

Issuance of common stock warrants for consulting services	-	-	-	-	221,514	-	221,514

Issuance of convertible preferred series E-2 shares of Unit sale, net of issuance cost of $480,000	10,000	1	-	-	9,519,999	-	9,520,000

December 2011 Exchange Offer – issuance of convertible preferred series E shares (11,831) for series D (11,150) and convertible preferred series E-1(1,334) for series D-1 (1,250) including an accrued preferred stock dividend	765	-	-	-	763,792	(763,792)	-

Dividends to preferred shareholders	-	-	-	-	-	(127,146)	(127,146)

Net (loss)	-	-	-	-	-	(14,457,558)	(14,457,558)
Balances at December 31, 2011	119,000	$11	104,354,190	$10,435	$39,628,080	$(44,874,248)	$(5,235,722)

See the accompanying notes to the consolidated financial statements.

BONDS.COM GROUP, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Year Ended December 31,
	2011	2010
Cash Flows From Operating Activities
Net loss	$(14,457,558)	$(12,514,746)
Adjustments to reconcile net loss to net cash used in operating activities:
Deferred income taxes	174,920	1,890,226
Depreciation	56,786	87,988
Amortization	178,848	104,616
Share-based compensation	1,396,752	2,726,153
Gain on settled derivatives	(465,952)	(2,803,915)
Change in value of on derivative financial instruments	3,132,107	(2,255,296)
Amortization of debt discount	14,310	418,369
Exchange offer financing	46,207	1,897,069
Consulting services for warrants	147,705	-
Extinguishment of debt	209,952	-
Impairment on intangible	924,061	-
Changes in operating assets and liabilities:
Deposit with clearing organization	(5,530,902)	938,092
Prepaid expenses and other assets	(19,721)	232,162
Security deposit	6,716	-
Accounts payable and accrued expenses	(189,840)	2,244,241
Other liabilities	107,032	-
Deferred rent	(15,608)	(2,742)
Net cash used in operating activities	(14,284,185)	(7,037,783)
Cash Flows From Investing Activities
Purchase of property and equipment	(133,058)	(7,601)
Purchase of intangible assets	-	(17,150)
Net cash used in investing activities	(133,058)	(24,751)
Cash Flows From Financing Activities
Proceeds received from issuance of common stock	-	655,500
Proceeds received from issuance of preferred stock, net	18,081,375	3,752,334
Proceeds received from convertible notes payable	-	650,000
Proceeds received from notes payable	-	1,220,000
Repayments of notes payable, other	(82,000)	(1,089,500)
Repayments of notes payable, related parties	(200,000)	(250,000)
Repayments of convertible notes payable, related parties	(850,000)	-
Repayments of convertible notes payable, other	(675,000)	-
Net cash provided by financing activities	16,274,375	4,938,334
Net increase (decrease) in cash	1,857,132	(2,124,200)
Cash, beginning of year	548,030	2,672,230
Cash, end of year	$2,405,162	$548,030

Supplemental Disclosure of Cash Flow Information
Cash paid for interest	$171,466	$275,588
Debt discount on convertible notes payable	$-	$231,277
Debt discount on warrants issued with notes payable - related party	$-	$36,029
Cancellation of unvested share-based compensation awards	$-	$1,266,339
Debt discount on convertible notes payable - related parties	$-	$106,527
Transfer of notes payable - related parties	$-	$550,000
Realized gain on settled derivatives - Exchange offer	$-	$2,803,915
Exchange offer financing	$-	$1,943,273
Warrants issued in connection with unit sales	$4,103,001	$-
Warrants issued at Exchange offer	$23,335	$-
Issuance of preferred stock for assets acquisition	$1,072,000	$-
Exchange of promissory note for Series B Preferred Stock	$-	$1,200,000

See the accompanying notes to the consolidated financial statements.

BONDS.COM GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1 - Description of Business Summary

Principles of Consolidation

The accompanying consolidated financial statements include the accounts of Bonds.com Group, Inc. (a Delaware Corporation), Bonds.com Holdings, Inc. (a Delaware Corporation), Bonds.com, Inc. (a Delaware Corporation), Bonds MBS, Inc. (a Delaware Corporation), Bonds.com, LLC (an inactive Delaware Limited Liability Company) and Insight Capital Management, LLC, (an inactive Delaware Limited Liability Company) included through its dissolution on January 19, 2010. These entities are collectively referred to as the “Company”.

All material intercompany transactions have been eliminated in consolidation.

Description of Business

Bonds.com, Inc. a Financial Industry Regulatory Authority (“FINRA”) registered broker-dealer, offers corporate bonds, through its proprietary electronic trading platforms, via its www.Bondpro.com website, and other electronic interfaces.

Bonds.com, Inc., commenced trading on it BondsPRO electronic platform during 2010 as it reduced and discontinued its support and use of BondStation its prior trading platform. This platform offers professional traders and large institutional investors an alternative trading system to trade odd-lot fixed income securities. Users are able to customize screens and utilize dynamic filtering capabilities to quickly and easily select and view only those market areas that meet their criteria. The platform supports a broad range of trading opportunities, offering cutting edge technology solutions for list trading, Application Programming Interface (“API”) based order submission(s), and user portfolio specific market views. These securities include corporate bonds including emerging market debt. The BondsPRO platform provides users the ability to obtain real-time executable bids or offers on thousands of bond offerings sourced directly from broker-dealers and other end users. Unlike other electronic trading platforms that charge subscription fees, access charges, ticket fees, or commissions in order to generate revenue, our model allows us to generate revenue through mark-ups or mark-downs on secondary market securities.

On February 2, 2011, the Company, through Bonds MBS, Inc., (“Bonds MBS”) a wholly-owned subsidiary of the Company, entered into an asset purchase Agreement with Beacon Capital Strategies, Inc., a broker-dealer (“Beacon”) acquiring Beacon’s electronic platform. The Beacon electronic platform integrates full function trading capability for all classes of asset-backed securities (“ABS”), mortgage-backed securities (“MBS”), and commercial mortgage-backed securities (“CMBS”).  In December 2011, the Company operations of Beacon ceased.  Accordingly, intangible assets, net of amortization of $147,939, of $924,061 were  considered impaired and charged to operations, in the fourth quarter, during the year ended December 31, 2011.

 Note 2 - Summary of Significant Accounting Policies

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

Cash and Cash Equivalents

The Company considers all highly liquid investments with original maturities of three months or less when acquired to be cash equivalents.

BONDS.COM GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Deposits with Clearing Organizations

Deposits with Clearing Organizations consist of (a) cash proceeds from commissions and fees related to securities transactions net of all associated costs, and (b) a cash deposit by the Company to satisfy our broker-dealer’s regulatory net capital requirements. The balance primarily is comprised of cash and cash equivalents.

Revenue Recognition

The Company executes transactions between its clients and liquidity providers.  It acts as an intermediary in these transactions by serving as a trading counterparty to both the buyer and the seller in matching back-to-back trades, which are then settled through a clearing firm.  Securities transactions and the related revenues and expenses are recorded on a trade-date basis.  Interest income is recorded on the accrual basis.

Fair Value Financial Instruments

The carrying values of the Company’s cash and cash equivalents, accounts payable and accrued expenses approximate their fair values based on the short-term nature of such items. The carrying values of notes payable approximate their fair values based on applicable market interest rates. Investments and the liability under derivative instruments are carried at fair value as described in Note 4.

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

Intangible Assets

Intangible assets are initially recorded at cost, or fair value if acquired in a business combination. Amortization is provided for on a straight-line basis for definite-lived intangible assets over the estimated useful lives of the assets. The Company’s domain name (www.bonds.com) has an indefinite life and is not subject to amortization. The Company evaluates the recoverability of intangible assets periodically and takes into account events or circumstances that warrant revised estimates of useful lives or that indicate that impairment exists. When events or circumstances indicate impairment may exist, the Company assesses the recoverability of its definite lived intangible assets by determining whether the unamortized balance can be recovered over the assets remaining life though undiscounted forecasted cash flows.

Category	Lives
Software	3 years
Capitalized website development costs	3 years
Technology	5 years
Customer relations	10 years
Trade name	10 years
Domain name	Indefinite
Broker dealer license	Indefinite

BONDS.COM GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Impairment of Long-Lived Assets

The Company reviews its long-lived assets, both property and equipment and definite-lived intangible assets, for impairment whenever events or changes indicate that the carrying amount of an asset or group of assets may not be recoverable. For purposes of evaluating the recoverability of long-lived assets, the recoverability test is performed using undiscounted net cash flows related to the long-lived assets. An impairment loss of $924,061 was recognized relating to Beacon's intangibles during the year ended December 31, 2011.

Income Taxes

Current income taxes are based on the year’s taxable income for federal and state income tax reporting purposes. Deferred income taxes are provided on a liability basis whereby deferred tax assets are recognized for deductible temporary differences and operating loss carry forwards and deferred tax liabilities are recognized for taxable temporary differences. Temporary differences are the differences between the reported amounts of assets and liabilities and their tax bases. Deferred tax assets are reduced by a valuation allowance when, in the opinion of management, it is more likely than not that some portion or all of the deferred tax assets will not be realized. Deferred tax assets and liabilities are adjusted for the effects of changes in tax law and rates on the date of enactment. The Company records a liability for uncertain tax positions when it is probable that a loss has been incurred and the amount can be reasonably estimated. The Company’s policy is to recognize interest and penalties related to income tax matters as a component of income tax expense. The Company’s 2008, 2009, and 2010 tax year remains subject to examination by taxing authorities. The Company has determined that it does not have any significant uncertain tax positions at December 31, 2011 and 2010.

Marketing and Advertising Costs

Marketing and advertising costs are expensed as incurred. Marketing and advertising expenses for the year ended December 31, 2011 and 2010 were $109,903 and $350,379, respectively.

Share-Based Compensation

Equity-based awards granted by the Company are recorded as compensation. These costs are measured at the grant date (based upon an estimate of the fair value of the equity instrument granted) and recorded to expense over the requisite service period, which generally is the vesting period. The fair value of share-based compensation arrangements are estimated using the Black-Scholes option pricing model.

Reclassification

Prior year numbers have been regrouped or reclassified to conform to the current year presentation.

Recent Issued Accounting Pronouncements

Management does not believe that any recently issued, but not yet effective accounting pronouncements, if adopted, would have a significant effect on the accompanying financial statements.

In May 2011, the Financial Accounting Standards Board issued new guidance which amends fair value disclosures for fiscal years beginning after December 15, 2011.  Such amendments include a consistent definition of fair value, enhanced disclosure requirements for Level 3 fair value adjustments and other changes to required disclosures.  The Company does not expect this amendment to have a material effect on its consolidated financial statements and will comply with the disclosure enhancements of this amendment when the amendment is effective.

Note 3 - Going Concern

Since its inception, the Company has generated limited revenues and has an accumulated deficit of approximately $45,000,000 and a working capital deficit of approximately $6,000,000 at December 31, 2011, used approximately $14,000,000 of cash in operations for the year ended December 31, 2011 and at December 31, 2011 had a stockholders' deficiency of approximately $5,000,000. Operations have been funded using proceeds received from the issuance of common and preferred stock and the issuance of notes to related and unrelated parties.

These conditions raise substantial doubt about the Company’s ability to continue as a going concern. The Company raised $10,300,000 of new capital funded in December 2011 ($10,000,000) and January 2012 ($300,000) and received a commitment from the same investors for a total of an additional $6,700,000 upon achieving certain performance benchmarks. While the achievement of those benchmarks is not certain, the Company expects that its business will continue to grow and meet its plan for 2012 and beyond, and therefore it will be in a position to receive this additional capital in July, 2012.  If the Company does not obtain this additional capital, its ability to continue to implement its business plan may be limited.

BONDS.COM GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The accompanying financial statements have been prepared on the basis that the Company will continue as a going concern, which assumes the realization of assets and satisfaction of liabilities in the normal course of business. The financial statements do not include any adjustments relating to the resolution of this contingency.

Note 4 - Fair Value of Financial Instruments

Authoritative accounting guidance defines fair value, establishes a framework for measuring fair value under GAAP and expands disclosures about fair value measurements.

The fair value hierarchy measures the financial assets in three levels, based on the markets in which the assets and liabilities are traded and the reliability of the assumptions used to determine fair value. These levels are:

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

●
Level 3 – Valuations for assets and liabilities that are derived from other valuation methodologies, such as option pricing models, discounted cash flow models and similar techniques, and not based on market exchange, dealers, or broker-traded transactions. Level 3 valuations incorporate certain assumptions and projections in determining the fair value assigned to such assets or liabilities.

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

Derivative Financial Instruments

The Company’s derivative financial instruments consist of conversion options embedded in convertible promissory notes and warrants issued in connection with the sale of common and preferred stock that contain “down round” protection to the holders. These derivatives are valued with pricing models using inputs that are generally observable. The Company considers these models to involve significant judgment on the part of management.  The fair values of the Company’s derivative financial instruments are considered to be in Level 3 of the fair value hierarchy. The Company estimates the fair value of derivatives utilizing the Binomial Lattice pricing model. This model is dependent upon several variables such as the expected instruments term, expected strike price, expected risk-free interest rate over the expected instrument  term, the expected dividend yield rate over the expected instrument  term and the expected volatility of the Company’s stock price over the expected term. The expected term represents the period of time that the instruments granted are expected to be outstanding. The expected strike price is based upon a weighted average probability analysis of the strike price changes expected during the term as a result of the down round protection.  The risk-free rates are based on U.S. Treasury securities with similar maturities as the expected terms of the options at the date of issuance. Expected dividend yield is based on historical trends. During the year ended December 31, 2010, the Company estimated the volatility of its common stock based on an average of published volatilities contained in the most recent audited financial statements of other publicly reporting companies in the similar industry to that of the Company since the Company had determined in 2009 that the historical prices of its publicly-traded common stock no longer was the best proxy to estimate the Company’s volatility.  Commencing in the quarter ended September 30, 2011, the Company determined that the prior methodology for measuring volatility of its common stock was no longer the best estimate of volatility. The Company began to measure volatility using a blended weighted average of the volatility rates for a number of similar publicly-traded companies along with the Company’s historical volatility.

BONDS.COM GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Commencing with the quarter ended March 31, 2011, the Company changed its methodology for measuring the market price of its common stock which was previously based on its over-the-counter market trading price. The Company determined that the historical prices and trading volume of its publicly-traded common stock were no longer sufficient to determine the readily determinable fair value of the Company’s stock. The over-the-counter market has not been active and private sales of the Company’s shares sold are significantly lower than the historical trading price. The Company now obtains an independent valuation for determining the market price of its common stock.

Level 3 Assets and Liabilities

Level 3 liabilities include instruments whose value is determined using pricing models and for which the determination of fair value requires significant management judgment or estimation.

Fair values of assets measured on a recurring basis at December 31, 2011 and 2010 are as follows:

		Quoted Prices in Active Markets for Identical Assets / Liabilities	Significant Other Observable Inputs	Significant Unobservable Inputs
	Fair Value	(Level 1)	(Level 2)	(Level 3)
December 31 , 2011

Liabilities
Derivative financial instruments	$7,479,000	$-	-	$7,479,000
Total liabilities measured at fair value on a recurring basis	$7,479,000	$-	$-	$7,479,000

December 31, 2010

Liabilities
Derivative financial instruments	$464,844	$-	$-	$464,844
Total liabilities measured at fair value on a recurring basis	$464,844	$-	$-	$464,844

Both observable and unobservable inputs may be used to determine the fair value of positions that the Company has classified within the Level 3 category. As a result, the unrealized gains for liabilities within the Level 3 category presented in the tables below may include changes in fair value that were attributable to both observable and unobservable inputs. The following table presents additional information about Level 3 liabilities measured at fair value on a recurring basis for the years ended December 31, 2011 and 2010:

BONDS.COM GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Fair Value of Derivative Liabilities

Balance – December 31, 2009	$3,527,393
Changes in fair value included in operations	(2,265,215)
Issurances and settlements	(797,334)
Balance – December 31, 2010	464,844

Changes in fair value included in operations	3,132,107
Issurances and settlments	3,882,049
Balance - December 31, 2011	$7,479,000

The unrealized loss during 2011 and 2010 was related to Level 3 instruments held.

Note 5 - Property and equipment

Property and equipment consisted of the following at December 31, 2011 and 2010:

	December 31,	December 31,
	2011	2010
Leased property under capital leases	$209,757	$209,757
Computer equipment	349,534	216,476
Furniture and fixtures	46,904	46,904
Office equipment	111,177	111,177
Leasehold improvements	10,372	10,372
Total property and equipment	727,744	594,686
Less: accumulated depreciation and amortization	(568,305)	(511,519)
Property and equipment, net	$159,439	$83,167

Depreciation expense for the years ended December 31, 2011 and 2010 was $56,786 and $87,988 respectively.

BONDS.COM GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 6 - Intangible Assets

Intangible assets consisted of the following at December 31, 2011 and 2010:

	December 31, 2010
	Gross	Accumulated Amortization	Net
Non-amortizing intangible assets and goodwill:
Domain name (www.bonds.com)	$850,000		$850,000
Broker-dealer license	50,000		50,000
	900,000		900,000

Amortizing Intangible assets:
Software	431,996	(416,325)	15,671
Capitalized website development costs	196,965	(172,877)	24,088
Other	6,529	(6,529)	-
	635,490	(595,731)	39,759
	$1,535,490	$(595,731)	$939,759

	December 31, 2011
	Gross	Accumulated Amortization	Impairment	Net
Non-amortizing intangible assets and goodwill:
Domain name (www.bonds.com)	$850,000			$850,000
Broker-dealer license	50,000			50,000
Goodwill	99,000		$(99,000)	-
	999,000		(99,000)	900,000

Amortizing Intangible assets:
Software	431,996	(424,139)		7,858
Capitalized website development costs	196,965	(195,973)		992
Other	979,529	(154,468)	(825,061)	-
	1,608,490	(774,580)	(825,061)	8,850
	$2,607,490	$(774,580)	$(924,061)	$908,850

BONDS.COM GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Amortization expense for the year ended December 31, 2011 and 2010 was $178,848 and $104,616, respectively and is included in technology and communications in the consolidated statements of operations.

The remaining carrying value of amortizable intangible asset of $8,850 is expected to be amortized during the year ended December 31, 2012. Intangible assets of $924,061 of which $99,000 is goodwill, net of amortization of $147,939 were abandoned and charged to operations in the fourth quarter of 2011.

Note 7 - Business Acquisition

On February 2, 2011, the Company entered into an Asset Purchase Agreement (the “Asset Purchase Agreement”) with Beacon whereby it purchased substantially all of the assets of Beacon. Beacon previously was engaged in the development and offering of an electronic trading platform for trades in mortgage-backed and asset-backed securities.  As consideration for the purchase of the Beacon assets, the Company issued to the former shareholders of Beacon 10,000 shares of Series C Convertible Preferred Stock (“Series C” Preferred). The shares of Series C Preferred issued to Beacon were convertible into shares of the Company’s Common Stock.  The number of shares of Common Stock for which the Series C Preferred may be converted was contingent, and was to be determined based on the future performance of the Beacon platform.

As a result of an independent valuation, the fair value of the consideration given and the net assets and liabilities acquired, was determined to be $1,072,000.

On December 5, 2011, and as a condition to the consummation of the transactions contemplated by the Unit Purchase Agreement, the Company and Oak Investment Partners XII, Limited Partnership (“Oak”) as successor of Beacon, entered into an Amendment to the Asset Purchase Agreement (the "Agreement").  Prior to the Amendment the number of shares and liquidation preference were to be determined based on certain performance measures, with the number of shares ranging from zero to a maximum of 100,000,000 shares of Common Stock and the Company was required to provide specified levels of support for the Beacon platform.  Pursuant to the Amendment,  the number of shares will currently be equal to 25,000,000 shares of Common Stock (see Note 13) and the Company will no longer be required to give any level of support to the operations of the business of Beacon.

The following table summarizes management’s fair values of the assets acquired and liabilities assumed at the date of acquisition.

Assets acquired:
Intangible Assets
Trade Name / Trademarks	$10,000
Technology	641,000
Customer Relationships	322,000
Goodwill	99,000
Total assets acquired	$1,072,000

Liabilities assumed	-
Total net assets acquired	$1,072,000

In 2011, the Company ceased operations of the assets acquired from Beacon.  The financial statements reflect a charge to operations of $924,061 for the impairment of those assets. The following unaudited pro forma consolidated results of operations for the years ended December 31, 2011 and 2010 have been prepared as if the acquisition of Beacon had occurred as of the beginning of each period presented.

BONDS.COM GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

	Year Ended December 31,
	2011	2010
Revenue	$4,322,775	$2,726,618

Net loss applicable to common stockholders	$(16,478,997)	$(14,940,578)

Net loss per common share—basic and diluted	$(0.16)	$(0.18)

The unaudited pro forma consolidated results of operations do not purport to be indicative of the results that would have been obtained if the above acquisition had actually occurred as of the dates indicated.  These unaudited pro forma consolidated results of operations were derived, in part, from the historical consolidated financial statements of Beacon and do not contemplate the cessation of Beacon's operations.

Note 8 - Notes Payable, Related Parties

The following is a summary of related party notes payable at December 31, 2011 and 2010:

	2011	2010
Note payable to former director	$-	$200,000
Note payable held by Receiver	100,000	100,000
Total	100,000	300,000
Less: current portion	(100,000)	-
Long-term portion	$-	$300,000

Note payable to former director

In January and February 2008, one of the Company’s former directors, John Barry III, provided the Company with cash aggregating $250,000 for an unsecured promissory note payable, bearing interest at 15% per annum. The note was amended in January 2010 for principal and accrued interest to be due when either (a) the Company has at least 12 months cash reserve for working capital and regulatory capital requirements, or (b) once John Barry III was no longer a director of the Company.  The Company repaid $50,000 in 2010 and the balance of $200,000 in 2011.

Note payable held by Receiver

In April 2008, the Company entered into a secured promissory note with Valhalla Investment Partners, L.P. (“Valhalla”), which provided the Company with $400,000 in proceeds, bearing interest at 9% per annum and due to mature on October 12, 2013.

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

During 2009 and 2010, the Company repaid a portion of the note, which consisted of $300,000 in principal and $32,875 in accrued interest.  The remaining balance of this note and accrued interest was paid off in April 2012.

Interest expense recognized on related party notes payable for the years ended December 31, 2011 and 2010 was $11,875 and $52,004, respectively.

BONDS.COM GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 9 - Convertible Notes Payable, Related Parties and Non-Related Parties

The following is a summary of related party and non-related party convertible notes payable at December 31, 2011 and 2010:

Related Parties	2011	2010
Convertible promissory note held by the Receiver	$1,740,636	$1,740,636
Convertible promissory notes, May 2010 financing	-	650,000
Total Related Parties	1,740,636	2,390,636

Non-Related Parties
Convertible promissory notes payable	400,000	1,275,000
Less: unamortized debt discount	(8,962)	(23,271)
Total Non-Related Parties	391,038	1,251,729

Total	2,131,674	3,642,365
Less: current portion	(1,740,636)	(24,243)
Long-term portion	$391,038	$3,618,122

Related Parties

During the period September 2008 through December 2008, the Company entered into several secured convertible promissory notes and warrant purchase agreements with Christopher Moody, Valhalla, the Neil Moody Revocable Trust and Christopher D. Moody Revocable Trust (collectively the "Receiver Notes"), the Notes issued contained (a) secured convertible promissory notes in the aggregate principal amount of $1,740,636 and (b) warrants to purchase 1,160,443 shares of the Company's common stock at an exercise price of $0.46875 per share.  The Receiver Notes bear an interest of 10% per annum and due to mature on October 12, 2013.

On May 28, 2010, the Company entered into a secured convertible note and warrants purchase agreement (the “Purchase agreement”) with a group of accredited investors ("the Purchasers").  The Purchasers were issued (a) secured convertible promissory notes in the aggregate principal amount of $650,000 with an interest rate of 9% per annum and conversion price of $0.375 per share and (b) warrants to purchase 1,300,000 shares of the Company’s common stock at an exercise price of $0.375 per share and expiring on May 28, 2013.  Pursuant to the Purchase agreement, upon early repayment, all principal balance of $650,000 and accrued interest plus a prepayment premium equal to 3.5% of the principal amount outstanding amounting to $90,514 and $22,750, respectively, was repaid on December 13, 2011.

During the year ended December 31, 2011 and 2010, the Company recognized $232,869 and $524,211 in interest expense related to the amortization of the debt discount associated with the warrants.

Non-Related Parties

During the period from September 24, 2008 through December 31, 2008, the Company also executed secured convertible promissory note and warrant agreements with certain third-party investors in the aggregate principal amount of $575,000 and warrants to purchase 383,337 shares of the Company's commons stock at an exercise price of $0.46875 per share.

On January 30, 2009, the Company executed secured convertible promissory note and warrant purchase agreements with unrelated third party investors, in the principal amount of $125,000 and warrants to purchase 83,334 shares of the Company's commons stock at an exercise price of $0.46875 per share.

During the period from April 1, 2009 through June 30, 2009, the Company also executed secured convertible promissory note and warrant purchase agreements with certain third-party investors in the aggregate principal amount of $575,000 (collectively the “Convertible Notes”). In connection with the execution of the convertible note and warrant purchase agreements, the third-party investors were issued warrants to purchase an aggregate of 383,341 shares of the Company's common stock.

Under the terms of the Convertible Notes, the entire principal amount of the Convertible Notes is due and payable on October 12, 2013 (the “Maturity Date”); bear interest at a rate of 10% per annum, with unpaid interest payable, in full, upon the earlier of the conversion of the Convertible Notes or on the Maturity Date. Holders of the Convertible Notes have the right to convert principal and interest due and payable into shares of common stock of the Company at a conversion price equal to the lesser of (1) $0.375 per share, as adjusted for stock splits, and reverse splits, or (2) the price paid for the Company’s common stock in any future sale of the Company’s securities while the Convertible Notes are outstanding, exclusive of certain excluded transactions.

BONDS.COM GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The Convertible Notes are secured by all of the assets of Bonds.com Group, Inc. and Bonds.com Holdings. Inc pursuant to the terms and conditions of a Security Agreement, dated September 24, 2008, as amended on February 3, 2009.

On May 28, 2010, the Company again amended and restated the Security Agreement to among other things, add the holders of the related party notes purchased in May 2010 as secured parties.

The warrants (issued in conjunction with the convertible notes) were valued at the time of issuance using a Black-Scholes option pricing model with the following assumptions: (i) risk free interest rates ranging from 1.55 % to 2.91%, (ii) a contractual life of 5 years, (iii) expected volatility of 50% and (iv) a dividend yield of zero. The relative fair value of the warrants, based on an allocation of the value of the Convertible Notes and the value of the warrants issued in conjunction with the Convertible Notes, was recorded as a debt discount (with a corresponding increase to additional paid-in capital) in the amount of $355,472, and is being amortized to interest expense over the expected term of the Convertible Notes.

The Company has accounted for the conversion feature of  the Convertible Notes as a debt discount. The conversion feature was valued at the time of issuance using a Black-Scholes option pricing model with the following assumptions: (i) risk free interest rates ranging from 0.78 % to 2.03%, (ii) a contractual life of 2 years, (iii) expected volatility of 50% and (iv) a dividend yield of zero. The fair value of the conversion feature was recorded as a debt discount in the amount of $719,338, and is being amortized to interest expense over the expected term of the Convertible Notes. The conversion feature  is classified as a derivative liability as a result of the down-round provisions and resulted in the debt discount, which is being marked-to-market each reporting period with corresponding changes in the fair value being recorded as unrealized gains or losses on derivative financial instruments in the consolidated statement of operations.

Subsequent transactions affecting convertible notes

On October 19, 2010, the Company entered into an Amendment No. 2 to Convertible Secured Promissory Notes with the holder of a majority in principal amount of our Convertible Secured Promissory Notes issued on September 24, 2008, an Amendment No. 1 to Convertible Secured Promissory Note with the holder of our Convertible Secured Promissory Note issued on April 30, 2009 and an Amendment No. 1 to Convertible Secured Promissory Notes with the holders of the Company's Convertible Secured Promissory Notes issued on June 8, 2009 (collectively, the “Note Amendments”). The Note Amendments restructure approximately $2,990,636 of the outstanding Convertible Secured Promissory Notes to related and non-related parties (the “Subject Notes”) as follows:

●
The maturity date of each of the Subject Notes was extended until October 12, 2013; provided, however, that from and after April 12, 2012, the holders of the Subject Notes may make a written demand to the Company for the payment of the entire unpaid principal balance thereof together with all accrued but unpaid interest thereon and the Company shall be required to repay such outstanding principal and interest within ninety (90) days of its receipt of such demand;

●	The conversion price of the Subject Notes was fixed at $0.24 per share (which was the then current conversion price of the Subject Notes as a result of adjustments based on the price per share of Common Stock issued in the Company’s recently completed warrant exchange offer). Such conversion price is subject to further adjustment on the occurrence of certain events. However, the “full-ratchet” adjustment provision of the Subject Notes was eliminated; and

●	Holders of the Subject Notes shall have contingent rights to receive up to 12,460,983 shares of the Company's Common Stock if the Company fails to meet certain performance target based on the Company’s revenue for the twelve-month period ending in February 2012 (the “Contingent Performance Shares”). Through December 31, 2011, 5,800,170 shares have been earned.

On February 2, 2011, the Company sold securities with an effective price per common share of $0.07.  Accordingly, the conversion price of the Subject Notes was set at $0.07 per common share and there was no longer a “full-ratchet” adjustment. As a result, the Company recorded a gain on settled derivative of $465,952.

On December 28, 2011, the Company entered into and consummated a Repayment and Termination Agreement with certain Note holders of the Company. The Noteholders had secured convertible promissory notes aggregating $1,109,106 of principal and accrued interest (the “Notes”), warrants to purchase an aggregate of 566,673 shares of the Company’s common stock; and  Contingent Performance Shares up to an aggregate of 3,541,667 shares of the common stock.

BONDS.COM GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Pursuant to the Repayment and Termination Agreement, the Company paid the Noteholders an aggregate of $873,037 and, in exchange, warrants and rights to Contingent Performance Shares were terminated.  This agreement resulted in the Company recording a gain of $231,512 which was recorded in other expenses (net).

During the year ended December 31, 2011, the Company estimated 3,567,724 of Contingent Performance Shares may be issued based on projected gross revenue of $4,500,000 by February 2, 2012. The value of the common stock at December 31, 2011 resulted in a $107,032 finance charge.

During the year ended December 31, 2011 and 2010, the Company also recognized $126,861 and $279,763 in interest expense on the Convertible Notes Payable related parties and non-related parties, respectively.

On February 1, 2012, the Company entered into an agreement with the Receiver regarding the repayment of certain indebtedness, the termination of certain rights and the repurchase of certain securities in the Company owned beneficially or of record by the Receiver.

The Company agreed to pay the Receiver $2,250,000 and in exchange the Receiver would cancel and terminate all Notes owed by the Company, amounting to approximately $2,442,000 in principal and accrued interest, and  terminate any rights to the “Contingent Performance Shares.  Such termination includes, among other things, a release of all liens in favor of the Receiver with respect to the assets of the Company, and a termination of all of the Company’s obligations to the Receiver pursuant to all financing documents related to such indebtedness.  The carrying value of the notes amounted to $1,840,636, inclusive of $100,000 included in notes payable.

This was approved by the Receiver and by the Courts in April 2012 and the $2,250,000 was paid by the Company.

Further, under the terms, and subject to the conditions, of the Agreement, the Company would pay the Receiver $5,000 and  in consideration the Receiver would surrender to the Company all outstanding shares of held constituting 7,582,850 shares of the Company’s common stock. The agreement also includes terms to delay the Stock Repurchase if necessary to comply with Delaware law, but if the Stock Repurchase does not occur within one year after the entry of the Court Order, then the Company will promptly reimburse the Receiver for costs and expenses incurred by him to defer consummation of the Stock Repurchase.  In addition, if the Stock Repurchase is not consummated on or prior to January 31, 2014, then the Receiver’s and the Company’s respective obligations with respect to the Stock Repurchase shall terminate.

Note 10 - Notes Payable-Other

The following is a summary of outstanding principal due on unrelated third party notes payable at December 31, 2011 and 2010:

	2011		2010
Note payable		$-	$82,000
Less: current portion		-	(82,000)
Long-term portion	$		$-

As a result of the Company’s reverse merger in 2007, it entered in to a $250,000 Note payable with an investment advisory firm for services rendered in relation to the Company’s reverse merger transaction. The interest rate on the note was interest at 10% per annum. On February 2, 2011, the Company paid in full, the Note payable, consisting of $82,000 in principal repayment and $9,678 in accrued interest.

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

BONDS.COM GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

On January 7, 2010, the Company issued an additional 500,000 warrants to the March 2009 investor to purchase shares of the Company’s common stock at an initial exercise price of $0.375 per share.  The warrants are exercisable at any time through and until January 7, 2015.  The warrants were valued using a BlackScholes option pricing model and were recorded as interest expense (with a corresponding increase to additional paid-in capital) during the quarter ended March 31,2010 in the amount of $41,547.

Interest expense recognized on notes payable-other  for the years ended December 31, 2011 and 2010 was $4,249 and $202,957, respectively.

Note 11 - Commitments and Contingencies

Operating Leases

The Company leases office facilities and equipment and obtains data feeds under long-term operating lease agreements with various expiration dates and renewal options. These data feeds and associated equipment provide information from financial markets that are essential to the Company’s business operations. The Company is a party to a short-term lease for temporary office space..  Subsequent to year end, the Company signed an agreement for new office space, which will be the Company’s new headquarters.   The following is a schedule of future minimum rental payments required under operating leases as of December 31, 2011:

Year Ending December 31,
2012	764,730
2013	300,536
2014	167,000
Total minimum payments required	$1,232,266

As part of its strategic plan, the Company moved its headquarters from Florida to New York in 2010.  The Company, has since closed its Florida office but is still obligated under the lease through December 31, 2012. The lease provides for a base annual rent of approximately $201,000 plus taxes for the year beginning January 1, 2011; and base annual rent of approximately $211,000 plus taxes for the year beginning January 1, 2012.  Rent expense for 2011 includes the amounts due under the Florida lease.

Rent expense for all operating leases for the years ended December 31, 2011 and 2010 was $917,267 and $669,326, respectively.

Customer Complaints and Arbitration

From time to time, the Company’s subsidiary broker-dealer, Bonds.com, Inc., may be a defendant or co-defendant in arbitration matters incidental to its retail and institutional brokerage business. Bonds.com, Inc may contest the allegations in the complaints in these cases and carries errors and omissions insurance policy to cover such incidences. The policy terms require that the Company pay a deductible of $50,000 per incidence. The Company is not currently subject to any customer complaints or arbitration claims and therefore has not accrued any liability with regards to these matters.

Indemnification Agreements

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

Pension and Other Postretirement Benefit Plans

In 2007, Holdings adopted the ADP TotalSource Retirement savings Plan covering voluntary contributions its employees into its 401(k) Plan and Holdings safe harbor matching contributions. Eligibility is extended to all full-time employees who have been with Holdings for more than three months.

BONDS.COM GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Holdings is obligated under the Internal Revenue Code to treat the Parent’s co-employees as its employees for purposes of any qualified retirement plan or welfare benefit plan sponsored by Holdings.

During 2011 and 2010, Holdings made employer-matching contributions of $17,780 and $14,956 respectively.

Employment Agreements

In February 2011, the Company entered into Employment agreements,  as amended, with its certain executive officers. The term of these contracts was indefinite and committed the Company to the following:

●	Annual base salaries and a cash bonus at the discretion of the Compensation Committee of the Board;

●	Severance benefits as contained in the Agreements;

●	Option grants at various strike prices with vesting requirements. The options granted to the Company’s President amounted to approximately 41 million options at various strike prices ranging from $0.7 to $0.105. The options vest over a 4-year period from the grant date. The options granted to the Company’s Chief Financial Officer amounted to 8 million options at a strike price of $0.75. The options vest over a 4-year period from the grant date; and

●	The amount charged to operation with respect to these option in 2011 was $364,133.

In December 2011 the Company entered into an Amended employment agreement with the Company’s President. This agreement provided for a change in his base salary and eliminated the annual performance bonus based on a percentage of revenues and replaced it with eligibility for an annual bonus at the discretion of the Compensation Committee of the Board of Directors.

Marketing Agreement

On August 11, 2011, the Company entered into a Marketing Agreement with Red Kite Americas LLC (“Red Kite”). Pursuant to the Marketing Agreement, among other things, Red Kite has agreed to use its best efforts to market and promote the Company's trading platform to institutional investors whose principal places of business are located in Brazil, Mexico or Columbia, and the Company has agreed to compensate Red Kite for such efforts. Red Kite’s compensation comprised of (a) a flat fee in the amount of $175 for each transaction in fixed income instruments executed on our trading platform by clients referred to the Company by Red Kite (subject to certain limitations), (b) a warrant to purchase 2,857,143 shares of the Company’s common stock at an exercise price of $0.07 per share, which the Company issued to Red Kite immediately.  The fair value of the warrants was $85,714 at the time of the issuance and it is being amortized to consulting expense over the contractual life.  This agreement had an initial term of three years and was mutually terminated by both parties in 2012.

Settlement

On March 19, 2010, the Company entered into a Settlement Agreement with a former employee where by the Company agreed to pay (a) $315,000 in 41 monthly installments commencing in March 2010, (b) up to an additional $100,000 based on the performance of Bonds.com Inc. in 2010 and 2011, and (c) the issuance of an option to purchase 1,500,000 shares of our common stock at an exercise price of $0.375 per share, which is exercisable until January 31, 2017.

Litigation

On January 12, 2009, the Company learned that Duncan-Williams, Inc. filed a complaint against the Company and its subsidiaries in the United States District Court for the Western District of Tennessee, Western Division, under an alleged breach of contract.  Duncan-Williams is seeking monetary damages, a declaration of ownership relating to certain intellectual property and an accounting of income earned by the Company. It is the Company’s position that Duncan-Williams’ claims are without merit. The Company plans to defend against the claims accordingly. As of the date of this report, the litigation is ongoing.

BONDS.COM GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The accompanying statement of operations does not include any charge related to the resolution of this matter.

Note 12 - Credit Risk

Financial instruments that potentially subject the Company to concentrations of credit risk consist principally of cash. Management believes the financial risks associated with this financial instrument is not material. The Company places its cash with high credit quality financial institutions. The Company maintains its cash in bank deposit accounts that, at times, may exceed federally insured limits.

BONDS.COM GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 13 - Stockholders' Equity

Description of Authorized Capital

Preferred Stock activity for the years ended December 31, 2011 and 2010 are as follows:

	Series A	Series B	Series B-1	Series C	Series D	Series D-1	Series E	Series E-1	Series E-2
Balance at January 1 ,2010	-	-	-	-	-	-	-	-	-

Issued	85,835	2,250	1,250	-	-	-	-	-	-

Cancelled	-	-	-	-	-	-	-	-	-

Balance at December 31, 2010	85,835	2,250	1,250	-	-	-	-	-	-

Issued	-	-	-	10,000	11,150	1,250	11,831	1,334	10,000

Cancelled/Exchanged	-	(2,250)	(1,250)	-	(11,150)	(1,250)	-	-	-

Balance at December 31, 2011	85,835	-	-	10,000	-	-	11,831	1,334	10,000

Covenant violation

The Series D, D-1, E, E-1 and  E-2 preferred unit purchase agreements each include a covenant which requires the Company to timely file all the required reports with the SEC pursuant to the Securities Exchange Act of 1934.   The Company is currently in violation of this covenant.

Series A Participating Preferred Stock

On January 11, 2010, the Company amended its Certificate of Incorporation and authorized the issuance of 200,000 shares of Series A Participating Preferred Stock, $0.0001 par value.  The shares of Series A Participating Preferred Stock (the “Series A Preferred) have the following rights, privileges and preferences, among others, as more fully set forth in the amended Certificate of Incorporation. Subject to the liquidation preference described below, the Series A Preferred ranks pari passu with the Company’s common stock with respect to dividends and distributions upon liquidation, winding-up and dissolution of the Company and junior to any class or series of capital stock that ranks senior to the Series A Preferred. The Company may not declare, pay or set aside any dividends on shares of its common stock unless the holders of the Series A Preferred then outstanding shall first receive, or simultaneously receive, a dividend on each outstanding share of Series A Preferred in an amount at least equal to a rate per share of Series A Preferred determined by multiplying the amount of the dividend payable on each share of common stock by one hundred (100) (subject to standard  adjustments) In the event of any liquidation, dissolution or winding up of the Company (including certain changes of control that are deemed a liquidation), subject to the rights of any series of preferred stock which may from time to time come into existence, the holders of Series A Preferred shall be entitled to receive, prior and in preference to any distribution of any of the assets of the Company to the holders of common stock or the holders of any series of preferred stock expressly made junior to the Series A Preferred, an amount per share equal to $0.01  Thereafter, subject to the rights of any series of preferred stock, the remaining assets of the Company available for distribution to its stockholders are required to be distributed among the holders of shares of Series A Preferred and common stock, pro rata based on the number of shares held by each such holder, treating for this purpose each such share of Series A Preferred as if it had been converted into one hundred (100) shares of common stock immediately prior to such liquidation (including a deemed liquidation), dissolution or winding up of the Company. The Series A Preferred is non-voting capital stock of the Company, except as may otherwise be required by applicable law and except that the holders thereof have certain limited approval rights, including.

On October 19, 2010 and December 5, 2011, the Company amended its Certificate of Incorporation and increased the number of Series A Participating Preferred Stock to 450,000 shares, and 508,000 shares respectively.

BONDS.COM GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Series B and B-1 Convertible Preferred Stock

On October 19, 2010 the Company amended its Certificate of Incorporation and authorized the issuance of 20,000 shares of Series B Convertible Preferred Stock (the “Series B Preferred”) and 6,000 shares of Series B-1 Convertible Preferred Stock (the “Series B-1 Preferred”), $0.0001 par value.

The shares of Series B Preferred and Series B-1 Preferred Stock have the following rights, privileges and preferences, among others, as more fully set forth in the amended Certificate of Incorporation:

●
are initially convertible at the option of the holder into shares of Common Stock at a conversion price of $0.24 per share, for an initial conversion ratio of 4,167 shares of Common Stock for each share of Series B Preferred and Series B-1 Preferred;

●	is mandatorily convertible into shares of the Company’s Series A Preferred (at a conversion price of $24.00 per share and using the same $1,000 stated value) and are convertible upon the Common Stock attaining a closing trading price equal to 150% of the then applicable conversion price for 20 consecutive trading days on average daily trading volume of at least 250,000 shares;

●	dividends of 8% per annum shall accrue but only be payable as, if and when declared by the Company’s Board of Directors or as part of the liquidation or change of control preference summarized below;

●	holders shall be entitled to a preferential payment (prior to any payment to holders of Series A Preferred or Common Stock) upon a liquidation or change of control; and

●	holders have the right to vote with holders of Common Stock on an as-converted basis.

Series C Convertible Preferred Stock

On February 2, 2011, the Company amended its Certificate of Incorporation and authorized the issuance of 10,000 shares of Series C Convertible Preferred Stock (the "Series C Preferred"), $0.0001 par value.

The Shares of Series C Preferred have the following rights, privileges and preferences, among others, as more fully set forth in the amended Certificate of Incorporation:

●
subject to the Conversion Restriction, were initially convertible (in full but not in part) at the option of the holders of a majority into such number of shares Common Stock as equals the Conversion Value which is the dollar amount that is equal to the lesser of (a) $10,000,000, and (b) the trailing 18-month revenue of the Beacon Business as of the Determination Date)  divided by the conversion price of $0.10 per share; provided that, for a period of 18 months following the date of the issuance of the Series C Preferred, if the Company issues shares of Common Stock (or is deemed to issue shares of Common Stock) for a price per share less than $0.10, then the conversion price of the Series C Preferred was to be reduced by a “weighted-average” anti-dilution formula (subject to certain exempted issuances);

●	subject to the Conversion Restriction, was mandatorily convertible into shares of our Common Stock upon certain milestones related to the trading of our common stock ;

●
in the event of any liquidation, dissolution or winding up of the Company, either voluntary or involuntary, and upon certain changes, subject to the rights of holders shares of Series D Preferred and Series D-1 Preferred, the holders shall be entitled to a liquidation preference;

●
prior to the Determination Date, holders have the right to vote with holders of Common Stock on the basis of 1,250 votes per share of Series C Preferred and, after the Determination Date, holders of Series C Preferred have the right to vote with holders of Common Stock on an as-converted basis; and

●
On December 5, 2011 the Company amended the conversion terms and fixed the Conversion Value of the Series C Preferred at $2,500,000 (as 25,000,000 shares at the current conversion price of $0.10 per share).

BONDS.COM GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Series D and D-1 Convertible Preferred Stock

On February 2, 2011, the Company amended its Certificate of Incorporation and authorized the issuance of 14,500 shares of Series D Convertible Preferred Stock (the "Series D Preferred") and 1,500 shares of Series D-1 Convertible Preferred Stock (the "Series D-1 Preferred"), $0.0001 par value.

The shares of Series D Preferred and Series D-1 Preferred have the following rights, privileges and preferences, among others, as more fully set forth in the amended Certificate of Incorporation:

●
are initially convertible at the option of the holder into shares Common Stock at a conversion price of $0.07 per share, for an initial conversion ratio of 14,286 shares of Common Stock for each share; provided that, for a period of 18 months following the date of their issuance, if the Company issues shares of Common stock (or is deemed to issue shares of Common Stock) for a price per share less than $0.07, then the exercise price of the Common Stock will be reduced by a “weighted-average” anti-dilution formula (subject to certain exempted issuances);

●	subject to certain restriction, is mandatorily convertible into shares of the Company's Common Stock upon certain milestones related to the trading of the Company’s common stock;

●	is mandatorily convertible into shares of our Series A Preferred upon the same mandatory conversion event applicable to the Series D-1 Preferred;

●	dividends of 8% per annum shall accrue but are be payable as, if and when declared by the Company’s Board of Directors, in connection with the conversion thereof (in which case payment shall be in-kind) or as part of the liquidation or change of control preference summarized below (this accruing dividend shall increase to 12% per annum if the Company fails to comply with its obligation with respect to the Authorized Share Increase);

●	holders shall be entitled to a preferential payment (prior to any payment to holders of Series C Preferred, Series A Preferred or Common Stock) upon a liquidation or change of control, as applicable under certain circumstances; and

●	holders have the right to vote with holders of Common Stock on an as-converted basis (regardless of the Conversion Restriction).

Series E, E-1 and E-2 Convertible Preferred Stock

On December 5, 2011, the Company amended its Certificate of Incorporation and authorized the issuance of 12,000 shares of Series E Convertible Preferred Stock (the "Series E Preferred"), 1,400 shares of Series E-1 Convertible Preferred Stock (the "Series E-1 Preferred") and 20,000 shares of Series E-2 Convertible Preferred Stock (the "Series E-2 Preferred"), $0.0001 par value.

The shares of Series E Preferred, Series E-1 Preferred and Series E-2 Preferred have the following rights, privileges and preferences, among others, as more fully set forth in the amended Certificate of Incorporation:

●
are initially convertible at the option of the holder into shares Common Stock at a conversion price of $0.07 per share, for an initial conversion ratio of 14,286 shares of Common Stock for each share; provided that, for a period of 18 months following the date of their issuance, if the Company issues shares of Common Stock (or is deemed to issue shares of Common Stock) for a price per share less than $0.07, then the exercise price will be reduced by a “weighted-average” antidilution formula (subject to certain exempted issuances);

●	is mandatorily convertible into shares of our Common Stock under certain milestones related to the trading of the Company’s common stock;

●	is mandatorily convertible into shares of our Series A Preferred upon the same mandatory conversion event applicable to the Series E-1 Preferred;

BONDS.COM GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

●	dividends of 8% per annum shall accrue but are payable only as, if and when declared by the Board, in connection with the conversion thereof (in which case payment shall be in-kind) or as part of the liquidation or change of control preference summarized below;

●	holders shall be entitled to a preferential payment (prior to any payment to holders of Series E Preferred, Series E-1 Preferred, Series C Preferred, Series A Preferred or Common Stock) upon a liquidation or change of control, as applicable, in certain circumstances; and

●	holders have the right to vote with holders of Common Stock on an as-converted basis.

Common Stock

On January 11, 2010, the Company amended the Company's Certificate of Incorporation to increase the number of shares of common stock authorized to 300,000,000, and on July 1, 2011, amended the Company’s Certificate of Incorporation to increase the number of shares of common stock authorized to 1,500,000,000.

Preferred Stock Series A Issuance

On January 11, 2010, the Company entered into a Unit Purchase Agreement (the “UBS UPA”) with UBS Americas Inc. (“UBS”). Pursuant to the UBS UPA, the Company sold 1,760 Units, with each unit consisting of 26.67 shares of our Series A Participating Preferred Stock and rights to purchase 72 shares of Series A Preferred (“Preferred Stock Purchase Rights”). UBS paid an aggregate purchase price of $1,760,000 for such Units, before the deduction of transaction fees and expenses which amounted to $218,000. Each Preferred Stock Purchase Right gives UBS the right to purchase shares of Series A Preferred at a purchase price of $37.50 per share. In the event the Company issues shares of its common stock at a price per share less than $0.375, the exercise price of the Preferred Stock Purchase Rights shall be decreased to a purchase price equal to such lower price per share of common stock multiplied by 100 and expires on or before January 11, 2013.

On October 19, 2010, the Company issued to UBS Americas 38,896 shares of Series A Preferred in exchange for the cancellation of its previously outstanding Ordinary Purchase Rights Certificate.

Preferred Stock Series B Issuance

On October 19, 2010, the Company entered into a Unit Purchase Agreement with Bonds MX LLC (the “Bonds MX Purchase Agreement”). Pursuant to the Bonds MX Purchase Agreement, among other things, the Company sold to Bonds MX LLC (“Bonds MX”) 12 “units” (each a “Series B Unit”), with each such Series B Unit comprised of (a) 100 shares of  Series B Preferred, (b) a warrant to purchase 416,667 shares of Common Stock at a purchase price of $0.24 per share, and (c) the right to receive up to 416,667 shares of Common Stock if the Company fails to meet certain performance targets (“Performance Shares”). The purchase price for each Series B Unit was $100,000, and the aggregate purchase price for the 12 Series B Units sold was $1,200,000, before the deduction of transaction fees and expenses which amounted to $32,024. Bonds MX paid this purchase price through the cancellation of the 15% Promissory Note, dated August 20, 2010, in the principal amount of $1,200,000 issued by the Company to Bonds MX. Additionally, pursuant to the Bonds MX Purchase Agreement, Bonds MX purchased an additional 8 Series B Units pursuant to closings on November 1 and December 1, 2010 for $800,000.

Pursuant to the Bonds MX Purchase Agreement, the Company is required to issue Performance Shares to Bonds MX if and to the extent that it generates less than $7,500,000 in revenue during the 12-month period following the final closing of the Offering. If the Company generates at least $7,500,000 in revenue during such period, then it is not required to issue any Performance Shares. If the Company generates zero revenue during such period, then it is required to issue all Performance Shares. If the Company generates less than $7,500,000 but more than zero in revenue during such period, the Company is required to issue a pro rata portion of the Performance Shares.

BONDS.COM GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Also, on November 1 and December 1, 2010, the Company sold an additional 2.5 Series B Units to an accredited investor for $250,000.

On February 2, 2011, all of these shares of Series B Preferred were exchanged for shares of Series D Preferred and are no longer outstanding.  Additionally, the right to receive the Performance Shares was terminated.

 Preferred Stock Series B-1 Issuance

On October 19, 2010, concurrent with the Bonds MX Purchase Agreement, the Company entered into a Unit Purchase Agreement with UBS Americas Inc. (the “UBS Purchase Agreement”). Pursuant to the UBS Purchase Agreement, among other things, the Company sold to UBS Americas Inc. (“UBS Americas”) 7.5 “units” (each a “Series B-1 Unit”), with each such Series B-1 Unit comprised of (a) 100 shares of Series B-1 Preferred, (b) a warrant to purchase 4,166.67 shares of Series A Preferred at a purchase price of $24.00 per share, and (c) the right to receive up to 4,166.67 shares of Series A Preferred if the Company fails to meet certain performance targets (“Series A Performance Shares”), of which the terms were equivalent to Bond MX Purchase Agreement. The purchase price for each Series B-1 Unit was $100,000, and the aggregate purchase price for the 7.5 Series B-1 Units sold was $750,000, before the deduction of transaction fees and expenses which amounted to $57,642.  Additionally, on November 1, 2010, UBS Americas purchased an additional 5 Series B-1 Units for an aggregate purchase price of $500,000.

The 12.5 Series B-1 Units sold to UBS Americas pursuant to this financing constituted, in the aggregate, (a) 1,250 shares of Series B-1 Preferred, and (b) a warrant to purchase 52,083 shares of Series A Preferred.

On February 2, 2011, all of these shares of Series B-1 Preferred were exchanged for shares of Series D-1 Preferred and are no longer outstanding.  Additionally, the right to receive the Series A-1 Performance Shares was terminated.

Preferred Stock Series C Issuance

On February 2, 2011, in conjunction with the Asset Purchase Agreement for the acquisition of the Beacon assets (see note 7), the Company issued 10,000 shares of Series C  Preferred as consideration with a fair value of the purchased price was $1,072,000.

Preferred Stock Series D Issuance

On February 2, 2011, the Company entered into a Unit Purchase Agreement (the "Unit Purchase Agreement") with Oak and GFINet Inc. ("GFI") and sold to Oak and GFI an aggregate of 65 Units for a total purchase price of $6,500,000, before the deduction of transaction fees and expenses which amounted to $271,962.   Each unit (each a "Unit") comprised of (a) warrants to purchase 1,428,572 shares of Common stock, at an initial exercise price of $0.07 per share, and (b) 100 shares of Series D Preferred.

The Company determined that the Series D Preferred shares attached to the units are classified as equity instruments.  In addition, the Company assessed the terms of the related common stock warrants and concluded that, as a result of the down-round provision related to the exercise price, the common stock warrants should be classified as a derivative liability instrument.

The proceeds from the sale of the Units were allocated between the instruments utilizing the residual method; (a) the proceeds were first allocated to the fair value of warrants deemed a derivative liability instrument equaling $1,151,429, and (b) the remaining balance was than allocated to the Series D Preferred, as a result $5,348,571 of the proceeds was allocated to Series D Preferred.  The Company analyzed the effective conversion feature of  the Series D Preferred and determined that there was no beneficial conversion features upon the issuance.

Also, on February 2, 2011, in connection with and as a condition to the transaction contemplated by the Unit Purchase Agreement, the Company entered into an Exchange Agreement with UBS Americas, Bonds MX and Robert Jones (the "Jones").  Pursuant to the Exchange Agreement the Company (a) issued 22.5 Units of Series D Preferred in exchange for all the outstanding shares of Series B Preferred and certain outstanding warrants to purchase shares of the Company's common stock.  As a result of the exchange, the Company recorded $455,357 as preferred dividend expense for the market value of the additional common stock equivalent shares received by Series B Preferred Holders.

BONDS.COM GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

On March 7, 2011, the Company entered into two separate Unit Purchase Agreement with two accredited investors pursuant to which, the Company sold 4 Units for an aggregate purchase price of $400,000.  The Company allocated $71,429 and$328,571 of its proceeds to the warrants and  Series D Preferred, respectively, using the residual method. The Company analyzed the effective conversion feature of  the Series D Preferred and determined that there was no beneficial conversion features upon the issuance.

On June 23, 2011, the Company entered into a Unit Purchase Agreement with Jefferies & Company, Inc. ("Jefferies") pursuant to which, the Company sold 20 Units to Jefferies for an aggregate purchase price of $2,000,000, before the deduction of transaction fees and expenses which amounted to $66,664. The Company allocated $334,286 and $1,665,714 of its proceeds to the warrants and Series D Preferred, respectively, using the residual method.  The Company analyzed the effective conversion feature of  the Series D Preferred and determined that there was no beneficial conversion features upon the issuance.

On December 5, 2011, all of these shares of Series D Preferred were exchanged for shares of Series E Preferred and are no longer outstanding.

Preferred Stock Series D-1 Issuance

On February 2, 2011, the Company issued 12.5 units comprised of (a) warrants to purchase 14,286 shares of the Company’s Series A Preferred, with an initial exercise price of $7.00 per share (the "Series A Warrants") and (b) 100 shares of Series D-1 Preferred in exchange for (a) all of the outstanding shares of our Series B-1 Preferred and (b) certain outstanding warrants to purchase shares of the Company's Series A Preferred.  As a result of the exchange, the Company recorded $252,976 as preferred dividend expense for the market value of the additional common stock equivalent shares received by Series B-1 Preferred Holders.

On December 5, 2011, all of these shares of Series D-1 Preferred were exchanged for shares of Series E-1 Preferred and are no longer outstanding.

Preferred Stock Series E Issuance

On December 5, 2011, the Company entered into an Exchange Agreement with GFI, Oak, Bonds MX, Jefferies and all other holders of Series D Preferred.  Pursuant to the Exchange Agreement, the Company (a) issued 11,150 shares of Series E Preferred in exchange for all outstanding shares of Series D Preferred and (b) issued 681 shares of Series E Preferred in exchange for all rights with respect to accrued dividends on shares of Series D Preferred, which amounted to approximately $681,000.

Preferred Stock Series E-1 Issuance

On December 5, 2011, the Company entered into an Exchange Agreement with UBS.  Pursuant to the Exchange Agreement, the Company (a) issued 1,250 shares of Series E-1 Preferred in exchange for all outstanding shares of Series D-1 Preferred and (b) issued 84 shares of Series E Preferred in exchange for all rights with respect to accrued dividends on shares of Series D-1 Preferred, which amounted to approximately $84,000.

Preferred Stock Series E-2 Issuance

On December 5, 2011, the Company entered into a Unit Purchase Agreement with Daher Bonds Investment Company ("DBIC"), Mida Holdings ("Mida"), Oak, GFI and certain other investors.  Pursuant to the Unit Purchase Agreement, the Company sold to DBIC, Mida, Oak, GFI and certain other investors an aggregate of 100 Units for a total purchase price of $10,000,000, before the deduction of transaction fees and expenses which amounted to $480,000, with each unit comprised of (a) warrants to purchase 1,428,571 shares of our Common Stock and (b) 100 shares of newly-created class of preferred stock designated as Series E-2 Preferred and agreed to sell an additional 66 Units for an aggregate purchase price of $6,600,000 to five accredited investors upon the satisfaction or waiver of certain closing conditions. Such closing conditions include, without limitation, the following:

●
The Company shall have achieved certain revenue and cash burn closing milestones on, as of or before June 30, 2012. Such revenue and cash burn closing milestones will be satisfied if both (a) the Company’s gross operating revenue for any month ending after December 5, 2011 and on or prior to June 30, 2012 is at least $800,000, and (b) the Company’s operating losses for the same month are less than $200,000 and there shall not have occurred any material adverse effect with respect to the Company or any of its subsidiaries, taken as a whole.

BONDS.COM GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The Company allocated $3,485,714 and $6,514,286 of its proceeds to the warrants and Series E-2 Preferred, respectively,  using the residual method.  The Company analyzed the effective conversion feature of the Series E-2 Preferred and determined that there was no beneficial conversion features upon the issuance.

In addition to providing for the sale of the Units, the Unit Purchase Agreement contains representations and warranties and covenants of the Company in favor of DBIC, Mida, Oak, GFI and certain other investors. The covenants set forth in the Unit Purchase Agreement include, without limitation, the following:

●
The Company is prohibited from selling any additional securities pursuant to the financing contemplated by the Unit Purchase Agreement without the prior written consent of DBIC, Mida, Oak and GFI; except as provided;

●	Other than the Common Stock Warrants, and as provided,, the Company is prohibited from selling any warrants, convertible debt or other securities convertible into the Company’s Common Stock that include dilution protection provisions other than provisions relating to stock splits, reclassifications, stock dividends and other like kind events;

●	The Company is required to use the proceeds from the sale of the Units in accordance with certain specified uses that were previously approved by the Company’s Board of Directors (“Board”); provided, however, the Company may deviate from such proposed uses with the approval of the Board, including the consent of at least one director designated to the Board by Oak, GFI or DBIC; and

●	From December 5, 2011 until December 31, 2012, the Company may not appoint a Chief Executive Officer unless such appointment is approved by a majority of the Board including at least any one of the directors designated to the Board by DBIC.

The purchase and sale of the Units under the Unit Purchase Agreement gives rise to preemptive rights held by certain holders of the Company’s common stock under the terms of the Series D Stockholders’ Agreement dated as of February 2, 2011, by and among the Company and the other parties thereto. The Company anticipates selling additional Units pursuant to the Unit Purchase Agreement to the extent such rights are exercised by such holders.

Common Stock Issuance
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

BONDS.COM GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

In connection with the final closing under the Fund Holdings UPA, on January 13, 2010, the Company sold 690 Units to Laidlaw Venture Partners III, LLC (“Laidlaw Venture Partners III”), with each Unit consisting of 2,667 shares of the Company's common stock and warrants to purchase 7,200 additional shares of the Company's common stock, with an exercise price of $0.375 per share and expiring in three years from the date of issuance.  Laidlaw Venture Partners III paid an aggregate purchase price of $690,000 for such Units, before the deduction of transaction fees and expenses which amounted to $34,500.  These warrants were cancelled as a result of the exchange offer on October 7, 2010.

On October 7, 2010, the Company issued approximately 27,000,000 shares of its common stock in exchange for approximately 95,800,000 warrants, which represented approximately 85.64% of the shares issuable upon the exercise of all warrants.  In connection with this exchange offer, the Company recorded a charge of approximately $1,900,000 to finance expense.  In addition, the Company issued the remaining balance of 660,051 shares of common stock in January 2011.

Common Stock Purchase Warrants

Warrant activity for the years ending December 31, 2011 and 2010 are as follows:

	Numbers of Warrants	Weighted-Average Exercise Price
Outstanding at December 31, 2009	77,226,087	$0.56
Issued	53,968,580	0.33
Cancelled or expired	(95,816,002)	0.52
Exercised	-
Outstanding at December 31, 2010	35,378,665	$0.32
Issued	332,999,993	0.06
Cancelled or expired	(9,941,681)	0.25
Exercised	-	-
Outstanding at December 31, 2011	358,436,977	$0.08

Weighted average grant date fair value of warrants granted during the year ended December 31, 2011		$0.02

Warrants issued to Non-Employees

On February 2, 2011, the Company issued an aggregate of 13,000,000 and 15,000,000 warrants to purchase its common stock to related parties in exchange for consulting services.  The warrants had an exercise price of $0.07 and $0.10 and contain a provision allowing for cashless exercise.  The fair value of the warrants issued, amounting to $72,800 and $63,000, was determined using the Black-Scholes option pricing model ranging from $0.0042 to $0.0056 for both warrants utilizing the following assumptions:  expected volatility of 66.00%, risk free interest rate of 2.10%, contractual term of five years and a market price of $0.02.  These warrants were fully vested and as such the fair value of the warrants was charged to operations during the year ended December 31, 2011.

On August 11, 2011, the Company issued 2,857,143 warrants in exchange for marketing services to be rendered over a three year period. The warrants had an exercise price of $0.07 and contain a provision allowing for cashless exercise.  The fair value of the warrants issued, amounting to $85,714, was determined using the Black-Scholes option-pricing model of $0.03 per warrant utilizing the following assumptions, expected volatility of 166.11% , risk-free interest rate of 1.02%, contractual term of five years and a market price of $0.03.  The fair value of the warrants were amortized over the three year service period and charged to operations during the year ended December 31, 2011.

BONDS.COM GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The Company recorded $147,705 and $0 of consulting expense during the years ended December 31, 2011 and 2010, respectively, relating to warrants awarded.

Warrants issued in connection with Preferred Stock Series D & E issuances

On February 2, 2011, the Company issued warrants pursuant to the Preferred Stock Series D Unit Purchase Agreements which included provisions containing a cashless net exercise election and  providing that, for a period of 18 months following the date of the Unit Purchase Agreement, if the Company issues shares of Common Stock (or is deemed to issue shares of Common Stock) for a price per share less than $0.07, then the exercise price of the Common Stock Warrants will be reduced by a “weighted-average” anti-dilution formula (subject to certain exempted issuances).

Due to the down-round provision, all warrants issued are recognized as derivative liabilities at their respective fair values on each reporting date. The fair values of these warrants were estimated using a Binomial Lattice valuation model, which is being marked-to-market each reporting period with corresponding changes in the fair value being recorded as unrealized gains or losses on derivative financial instruments in the consolidated statement of operations.

The Company issued 92,857,143 warrants in connection with the Unit Purchase Agreements.  The warrants had an initial exercise price of $0.07 and a term of five years.  The fair value the warrants issued at grant date, which amounted to $455,000, was determined using the a Binomial Lattice valuation model at $0.0049 per warrant utilizing the following assumptions, expected volatility of 66.00%, risk-free interest rate of 2.10%, expected term of 5 years, weighted average probability strike price of $0.0610 and a market price of $0.02.

On March 7, and June 23, 2011 the Company issued 5,714,286 and 28,571,429 warrants respectively in connection with the Unit Purchase Agreements .  The fair value of the warrants issued at grant date, which amounted to $28,000 and $134,286, was determined using a Binomial Lattice valuation model ranging from $0.0047 to $0.0049 per warrants utilizing the following assumptions, expected volatility of 66.00%, risk-free interest rate ranging from 1.49% to 2.19% ,expected term of 1.5 years, weighted average probability strike price of $0.0610 and a market price of $0.02.

On December 5, 2011, the Company issued 142,857,144 warrants in connection with the Preferred Stock Series E-2 Unit Purchase Agreements.  The warrants had the same terms as the Preferred Stock Series D Unit Purchase Agreements.  The fair value of the warrants issued at grant date, which amounted to $3,485,715, was determined using a Binomial Lattice valuation model at $0.0244 per warrant utilizing the following assumptions, expected volatility of 166,93%, risk-free interest rate of 0.93%, expected term of 5 years, weighted average probability strike price of $0.0635 and a market price of $0.03.

Warrants issued in connection with exchange agreements

On February 2, 2011, the Company issued warrants pursuant to the Exchange Agreement which included provisions containing a cashless net exercise election and  providing that, for a period of 18 months following the date of the Unit Purchase Agreement, if the Company issues shares of Common Stock (or is deemed to issue shares of Common Stock) for a price per share less than $0.07, then the exercise price of the Common Stock Warrants will be reduced by a “weighted-average” antidilution formula (subject to certain exempted issuances).

Related to the exchange of the 22.5 Series B Preferred for Series D Preferred Units, the Company issued 32,142,848 warrants with a  fair value at grant date, amounting to $157,500.

In connection with the Exchange Agreement, the Company cancelled 9,375,008 warrants originally issued in connection with the Series B Preferred Unit sale.  In connection with this exchange offer, the Company recorded a charge of $142,499 to preferred dividend expense.

Cancellation of warrants

On December 28, 2011, the Company entered into and consummated a Repayment and Termination Agreement, pursuant to the agreement, 566,673 shares of warrants were cancelled (see note 9).

BONDS.COM GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Preferred Series A Purchase Warrants

Series A warrant activity for the years ending December 31, 2011 and 2010 are as follows:

	Numbers of Series A Warrants	Weighted-Average Exercise Price
Outstanding at December 31, 2009	-	$-
Issued	189,364	33.79
Cancelled or expired	(137,280)	37.50
Exercised	-	-
Outstanding at December 31, 2010	52,084	$24.00
Issued	178,575	6.10
Cancelled or expired	(52,084)	24.00
Exercised	-	-
Outstanding at December 31, 2011	178,575	$6.10

Weighted average fair value granted during the year ended December 31, 2011		$0.49

Preferred Series A warrants issued in connection with exchange agreement

On February 2, 2011, the Company issued Preferred Series A warrants pursuant to the Exchange Agreement which included provisions containing a  cashless net exercise election and providing that, for a period of 18 months following the date of the Exchange Agreement, if the Company issues shares of Common Stock (or is deemed to issue shares of Common Stock) for a price per share less than $0.07, then the exercise of the Series A Warrant will be reduced by a customary “weighted-average” anitdilution formula (subject to certain exempted issuances).

Related to the exchange of the 12.5 Series B-1 Preferred for Series D-1 Preferred Units, the Company issued 178,575 Series A Warrants.  These warrants convert to 17,857,500 of common stock equivalents.  The fair value these warrants at grant date, which amounted to $87,500.

In connection to the exchange, the Company cancelled 52,084 Series A Warrants originally issued in connection with the Series B-1 Preferred Unit sale.  In connection with this exchange offer, the Company recorded a charge of $79,166 to preferred dividend expense.

Note 14 - Earnings (Loss) Per Share

Basic loss per share is computed by dividing loss available to common stockholders by the weighted-average number of common shares outstanding for the period. Diluted loss per share considers the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock that shared in the earnings of the entity.  No diluted loss per share has computed since the effect of any potentially dilutive securities would be antidilutive.  Potentially dilutive securities excluded from the calculation of weighted average common shares outstanding for 2011 include 376,294,477 both, common stock and preferred series A warrants, 80,475,817 common stock underlying stock options, 40,321,253 shares issuable under convertible notes payable and 363,485,104 shares issuable under preferred stock all which have the ability to be converted to common stock.

BONDS.COM GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 15 - Net Capital and Reserve Requirements

Bonds.com Inc., is subject to SEC Uniform Net Capital Rule 15c3-1.  Bonds.com computes its net capital under the basic method permitted by the rule, which requires that the minimum net capital be equal to the greater of $100,000 or 6-2/3% of aggregate indebtedness.

The Company is exempt from the SEC Rule 15c3-3 pursuant to the exemption provision under subparagraph (k)(2)(ii) and, therefore, is not required to maintain a "Special Reserve Bank Account for Exclusive Benefit of Customers".

Net capital positions of Bonds.com were as follows at December 31, 2011 and 2010:

	2011	2010
Ratio of aggregate indebtedness to net capital	0.42 to 1	0.029 to 1
Net capital	$4,151,046	$883,116
Required net capital	$117,029	$100,000

Bonds.com was examined by FINRA for the period September 2008 through June 2010.  In June 2011, FINRA issued its Examination Report that identified some exceptions.  Two of these exceptions were referred to FINRA Enforcement for further review.  They are: i) violations emanating from the expense-sharing agreement that the Company has with Bonds.com, and related net capital issues;  and, ii) objections to a revenue-sharing agreement with another broker-dealer that raises mark-up issues.  As of the date of this report, Bonds.com is continuing to respond to requests from FINRA Enforcement.  The outcome of this matter is currently unknown and, therefore, there has been no accrual for any related liability pertaining to this matter at December 31, 2011.

Bonds.com is currently undergoing an examination by FINRA for 2011 which, as of the date of this report, is ongoing.

Note 16 - Share-Based Compensation

The Company has two equity-based compensation plans which have not been approved by stockholders, the 2006 Equity Plan (the “2006 Plan”) and 2011 Equity Plan (the “2011 Equity Plan’), which are effective for 10 years. The 2006 Plan and 2011 Plan provides for a total of 13,133,825 and 72,850,000 shares, respectively, shares to be allocated and reserved for the purposes of offering non-statutory stock options to employees and consultants and incentive stock options to employees.  If any option expires, terminates or is terminated or canceled for any reason prior to exercise in full, the shares subject to the unexercised portion shall be available for future options granted under the Plan.  Options become exercisable over various vesting periods depending on the nature of the grant. Certain option awards provide for accelerated vesting if there is a change in control (as defined in the Plans).  Collectively, the 2006 Plan and the 2011 Plan are referred to as the “Plans”.

The exercise price of both incentive and non-statutory options may not be less than 100% of the fair market value of the common stock on date of grant; provided, however, that the exercise price of an incentive stock option granted to a 10% Shareholder shall not be less than 110% of the fair market value of the Company's common stock.  As of December 31, 2011, the Company had 26,215,160 options available to grant under the 2011 Plan and 2,245,287 options available to grant under the 2006 Plan.

BONDS.COM GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Stock option activity related to options granted to employees under the Plans and related information for the years ended December 31, 2011 and 2010 is provided below:

	Shares	Weighted-Average Exercise Price	Weighted-Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value
Outstanding at December 31, 2009	11,295,732	$0.35
Granted during 2010	2,000,000	0.36
Forfeited or expired during 2010	(2,337,194)
Exercised during 2010	-	-
Outstanding at December 31, 2010	10,958,538	$0.36	-	-
Granted during 2011	71,953,560	0.07
Forfeited or expired during 2011	(25,388,720)	0.08
Exercised during 2011	-	-
Outstanding at December 31, 2011	57,523,378	$0.12	7.62	-
Vested or expected to vest	57,523,378	$0.12	7.62	-
Options exercisable, December 31, 2011	33,893,616	$0.17	6.81	-

Stock option activity related to options granted outside the Plans to both employees and non-employees and related information for the years ended December 31, 2011 and 2010 is provided below:

	Shares	Weighted-Average Exercise Price	Weighted-Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value
Outstanding at December 31, 2009	750,000	$0.38
Granted during 2010	8,750,000	0.38
Forfeited or expired during 2010	-
Exercised during 2010	-	-
Outstanding at December 31, 2010	9,500,000	$0.38	-	-
Granted during 2011	49,465,534	0.08
Forfeited or expired during 2011	-	-
Exercised during 2011	-	-
Outstanding at December 31, 2011	58,965,534	$0.11	6.40	-
Vested or expected to vest	58,965,534	$0.11	6.40	-
Options exercisable, December 31, 2011	46,582,201	$0.14	6.42	-

The Company granted an aggregate of 58,965,534 options outside the Plans, of which 9,500,000 was granted to non-employees.

The weighted-average grant date fair value of options granted to employees during the years ended December 31, 2011 and 2010 was $0.03 and $0.20, respectively.  The fair value of each option award was estimated on the date of grant using the Black-Scholes option pricing model using the following weighted-average assumptions:

	2011	2010
Dividend yield	-	-
Expected volatility	66.00% - 168.16%	66.00%
Risk-free interest rate	1.04% - 2.10%	2.86% - 3.61%
Expected life (in years)	4 - 5	7 - 10

The weighted-average expected life for the options granted in 2011 of 4.85 years reflects the alternative simplified method permitted by authoritative guidance, which defines the expected life as the average of the contractual term of the options and the weighted-average vesting period for all option tranches.  Expected volatility for the 2011 option grants prior to July 1, 2011 is based on historical volatility over the same number of years as the expected life, prior to the option grant date. Beginning July 1, 2011, expected volatility is based on an average of the Company’s volatility plus comparable companies over the same number of years as the expected life.

BONDS.COM GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

As of December 31, 2011, there was approximately $1,200,000 of unrecognized compensation cost related to options issued of which approximately $457,000 shall be allocated to Bonds.com, Inc.  This amount is expected to be recognized over the remaining estimated life of the options, which on a weighted-average basis is approximately 3.12 years.

There were no options exercised during the years ended December 31, 2011 and 2010.  Tax benefits related to option exercises were not deemed to be realized as net operating loss carryforwards are available to offset taxable income computed without giving effect to the deductions related to option exercises.

Non-cash compensation expense relating to stock options was calculated by using the Black-Scholes option pricing model, amortizing the value calculated over the vesting period and applying a zero forfeiture percentage as estimated by the Company's management, using historical information.  The Company has elected to recognize compensation cost for option awards that have graded vesting schedules on a straight-line basis over the requisite service period for the entire award.  For the years ended December 31, 2011 and 2010, the non-cash compensation expense relating to option grants amounted to $1,396,751 and $2,947,708, respectively, of which  $408,459 and $700,081, respectively, were allocated to Bonds.com, Inc.  The compensation expenses is included in payroll and related costs in the consolidated statements of operations.

Note 17 - Income Taxes

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

The components of the provision for income taxes from continuing operations are as follows for the years ended December 31, 2011 and 2010:

	2011	2010
Current benefit (provision): federal	$-	$-
Current benefit (provision): state	-	-
Total current provision	-	-

Deferred provision: federal	151,916	1,707,882
Deferred provision: state	23,004	182,341
Total deferred provision	174,920	1,890,223

Total provision for income taxes from continuing operations	$174,920	$1,890,223

BONDS.COM GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Significant items comprising the deferred tax assets and deferred tax liabilities are as follows at December 31, 2011 and 2010:

	2011	2010
Current deferred tax assets
Accrued expenses	$130,000	$77,286
Accrued litigation expense	59,000	100,813
Accrued technology expense	44,000	103,385
Accrued severance expense	527,000	390,317
	760,000	671,801

Non-current deferred tax assets (liabilities)
Equity bond compensation	2,363,000	1,006,463
Fixed assets	-	13,379
Impairment of intangible asset	390,000	-
Charitable contributions carry forward	1,000	1,375
Net operating loss carry forward	12,833,000	9,932,202
Derivative liability	-	174,921
Fixed assets	(162,000)	-
Intangible assets	(11,000)	(10,641)
Debt discount related to beneficial conversion feature	-	(8,757)
	15,414,000	11,108,942

Deferred tax assets, net	16,174,000	11,780,743
Less: valuation allowance	(16,174,000)	(11,605,823)
Net deferred tax assets	$-	$174,920

These amounts have been presented in the Company’s financial statements as follows:

	2011	2010
Current Deferred Tax Assets (Liability)	$-	$2,306
Non Current Deferred Tax Asset	-	172,614

Net Deferred Tax Asset	$-	$174,920

A valuation allowance is established if it is more likely than not that all or a portion of the deferred tax asset will not be realized. In 2010, the Company did not record a valuation allowance for the deferred tax assets relating to the derivative liability, which is expected to be realized upon exercise or expiration of the derivative instrument.

BONDS.COM GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The amounts and corresponding expiration dates of the Company's federal unused net operating loss carry forwards as shown in the following table at December 31, 2011:

Year	Federal and State
2026	$1,507,223
2027	4,163,262
2028	4,693,317
2029	3,909,920
2030	9,665,380
2031	7,906,091
$31,845,193

The Company’s effective income tax (benefit) rate for continuing operations differs from the statutory federal income tax benefit rate as follows:

	December 31,
	2011	2010
Federal tax benefit (provision) rate	35.00%	34.00%
State tax benefit (provision) rate	5.30%	3.60%

Other reconciling differences	(7.02%)	(0.20%)
Permanent difference and others	-	3.70%

Change in valuation allowance	(32.06%)	(51.50%)

Tax Benefit (Provision)	(1.22%)	(17.80	% )

In accordance with certain provisions of the Tax Reform Act of 1986 a change in ownership of greater than fifty percent (50%) of a corporation within a three (3) year period will place an annual limitation on the corporation’s ability to utilize its existing tax carryforward losses. The Company’s management has not performed this analysis, but based on the various issuances of equity during the last two fiscal years, the Company believes that the utilization of its net operating loss carryforwards will be limited under Section 382 of the Internal Revenue Code.

Note 18 - Related Parties Transactions

Termination of Revenue Sharing Arrangement; Additional Agreements

On October 19, 2010, the Company and Radnor Research and Trading Company, LLC, in which an officer of the Company had an affiliation with, terminated the Restated Revenue Sharing Agreement dated November 13, 2009 (the “Revenue Sharing Agreement”). Prior to its termination, the Revenue Sharing Agreement required the Company to pay Radnor Research and Trading Company, LLC an amount equal to between 14% and 35% of all revenue (net of clearing costs and other allocated costs) generated by transactions on the Bonds.com platform by persons or entities referred to the Company by Radnor Research and Trading Company, LLC. UBS Securities and other potentially large users of the Bonds.com platform were referred to the Company by Radnor Research and Trading Company, LLC.

In order to terminate the Revenue Sharing Agreement on October 19, 2010, the Company entered into a Termination and Release Agreement with Mark G. Hollo, The Fund LLC and Black-II Trust (the “Termination and Release Agreement”). Pursuant to the Termination and Release Agreement, the Company (a) issued to Black-II Trust a warrant to purchase 10,000,000 shares of Common Stock at a purchase price of $0.24 per share, and (b) agreed to pay Black-II Trust an aggregate of $250,000 in four equal installments at such time, if ever, as the gross proceeds from the Offering (including the conversion of indebtedness) exceeds $5,000,000.

BONDS.COM GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

On February 2, 2011, the Company issued three warrants to related parties as follows: (a) a warrant to purchase 6,500,000 shares of the Company’s Common Stock at a purchase price of $0.07 per share for a period of 5 years, which was issued to Edwin L. Knetzger, III for prior services rendered (in addition to his services as a director of the Company), (b) a warrant to purchase 6,500,000 shares of the Company’s Common Stock at a purchase price of $0.07 per share for a period of 5 years, which was issued to Tully Capital Partners, LLC, a member of Bonds MX, LLC, for prior services rendered, and (c) a warrant to purchase 15,000,000 shares of the Company’s Common Stock at a purchase price of $0.10 per share for a period of 5 years, which was issued to Laidlaw & Co (UK), Inc., a related party of Laidlaw Venture Partners III, LLC.

The Company is renting office space in San Francisco from an institution that is affiliated with our co-chairman, Edwin L. Knetzger, III.

In 2011, one customer, who is also an investor in the Company, represented approximately 13% of total revenue. The loss of that client could have a material adverse effect on our business.

Note 19 – Restated Quarterly Financial Data (Unaudited):

The following tables contain restated quarterly financial data for three months ended March 31, 2011, June 30, 2011 and September 30, 2011. The Company believes that the following information reflects all normal recurring adjustments necessary for a fair presentation of the information for the periods presented. The operating results for any quarter are not necessarily indicative of results for any future periods.

The restated net loss, net loss attributable to common stockholders and loss per share - basic and diluted, for theses quarters have been restated to correct for the sale or exchange of Preferred Stock with warrants due to improper allocations between the warrants and the Preferred Stock and use of a methodology that was not acceptable for determining the value of the underlying common stock, to correct recording of stock-based compensation due to the use of a methodology that was not acceptable for determining the value of the underlying common stock, for adjustments to the fair value of warrants issued to consultants and for the timing and recognition of certain other compensation and consulting expenses.

	For the three months ended
	March 31, 2011	June 30, 2011	September 30, 2011
Net loss, as previously reported	$(5,816,891)	$(272,099)	$(6,179,898)

Sale or exchange of preferred stock with warrants	314,787	(1,776,265)	406,315
Stock based compensation	1,847,974	(78,634)	(98,709)
Compensation and consulting expenses	527,441	(67,750)	(67,750)

Net loss, as restated	$(3,126,689)	$(2,194,748)	$(5,940,042)

As a result of the above detailed adjustments, preferred stock dividends decreased approximately $(6.1) million and $(3.8) million from the amounts previously reported during for the three months ended March 31, 2011 and June 30, 2011, respectively. The amount reported for the three months ended September 30, 2011 was unchanged.

BONDS.COM GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

	For the three months ended
	March 31	June 30	September 30
Net loss applicable to common stockholders, as previously reported	$(12,951,561)	$(4,262,238)	$(6,446,595)

Sale or exchange of preferred stock with warrants	314,787	(1,776,265)	406,315
Stock based compensation	1,847,974	(78,634)	(98,709)
Compensation and consulting expenses	527,441	(67,750)	(67,750)
Preferred stock dividend	6,076,606	3,782,710	-

Net loss applicable to common stockholders, as restated	$(4,184,753)	$(2,402,177)	$(6,206,739)
Loss per common share as previously reported	$(0.12)	$(0.04)	$(0.06)
Loss per common share as restated	$(0.04)	$(0.02)	$(0.06)

	Year Ended December 31, 2011
	1st Quarter	2nd Quarter	3rd Quarter
	Restated	Restated	Restated	4th Quarter	Full Year
Revenue	$820,746	$931,675	$1,091,041	$1,479,313	$4,322,775
Net Loss	(3,126,689)	(2,194,748)	(5,940,042)	(3,196,079)	(14,457,558)
Net Loss applicable to common stockholders	(4,184,753)	(2,402,177)	(6,206,739)	(3,485,328)	(16,278,997)
Loss per share - basic and diluted	$(0.04)	$(0.02)	$(0.06)	$(0.03)	$(0.16)

Note 20 - Subsequent Events

On May 10, 2012, the Company amended the number of shares of Common Stock available for issuance under 2011 Equity Plan from 72,850,000 to 125,000,000.

In addition, on May 10, 2012, in connection with an employment agreement, the Company granted a new employee an option to purchase 78,000,000 shares of the Common Stock at an exercise price of $0.09 per share, for a period of 7 years.  These options were issued under the 2011 Equity Plan.  The options vest one-quarter on June 1, 2012, and the balance over a period of three years, beginning June 1, 2012.  The agreement is for an indefinite period, and provides for initial base salary of $300,000 per annum, subject to increase (but not decrease) by the Company’s Board of Directors, and an annual bonus up to 100% of the base salary, at the discretion of the Board of Directors.  The agreement also contains a bonus payment of $750,000 to be paid to the employee upon a Change of Control (as defined in the agreement).

On January 24, 2012 the Company consummated a sale of $300,000 of Units of Series E Preferred Stock and common stock warrants to existing stockholders under their pre-emptive rights following the December 5, 2011 capital raise.