Form 10-Q
period 2012-03-31
Bonds.com Group, Inc.
filed 2012-05-21
CIK 1179090

U.S. SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2012

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
Yes ☐ No ☒

APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 104,354,190 shares of common stock, par value $0.001 per share, outstanding as of May 17, 2012.

BONDS.COM GROUP, INC.

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

Statements made in this Form 10-Q that are not historical or current facts are “forward-looking statements” made pursuant to the safe harbor provisions of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). These statements often can be identified by the use of terms, and words or phrases with similar meaning, such as “may”, “will”, “expect”, “believe”, “anticipate”, “estimate”, “approximate”, “plan” or “continue”, or the negative thereof. Forward-looking statements include statements about our anticipated or future business and operations, our business plan and the prospects or outlook for our future business and financial performance. Bonds.com Group, Inc. (“we”, “us”, “our” or the “Company”) intends that such forward-looking statements be subject to the safe harbors for such statements. The Company wishes to caution readers not to place undue reliance on any such forward-looking statements, which speak only as of the date made. Any forward-looking statements represent management’s current expectations and assumptions. However, forward-looking statements, and such expectations and assumptions, are subject to risks, uncertainties and important factors beyond the control of the Company that could cause actual results and events to differ materially from historical results of operations and events and those presently anticipated or projected. These factors include adverse economic conditions, entry of new and stronger competitors, inadequate capital, unexpected costs and the other risks, uncertainties and factors set forth in the “Risk Factors” section of our Annual Report on Form 10-K for the fiscal year ended December 31, 2011 and in our other filings with the Securities and Exchange Commission. The Company disclaims any obligation subsequently to revise any forward-looking statements to reflect events or circumstances after the date of such statement or to reflect the occurrence of anticipated or unanticipated events.

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements.

BONDS.COM GROUP, INC.
 CONDENSED CONSOLIDATED BALANCE SHEETS

	March 31, 2012	December 31, 2011
	(unaudited)
Assets

Current assets
Cash	$26,101	$2,405,162
Receivable from clearing organizations	6,932,465	5,904,030
Prepaid expenses and other assets	217,340	185,757
Total current assets	7,175,906	8,494,949

Property and equipment, net	168,793	159,439
Intangible assets, net	907,076	908,850
Other assets	60,267	60,267
Total assets	$8,312,042	$9,623,505

Liabilities and Stockholders’ Deficit

Current liabilities
Accounts payable and accrued expenses	$4,347,631	$4,887,973
Notes payable, related parties	100,000	100,000
Convertible notes payable, related parties	1,740,636	1,740,636
Preferred stock dividend payable	578,827	127,649
Other liabilities	97,728	107,032
Liability under derivative financial instruments	7,509,429	7,479,000
Total current liabilities	14,374,251	14,442,290
Long-term liabilities
Convertible notes payable, other, net of debt discount	392,457	391,038
Deferred rent	19,425	25,899
Total liabilities	14,786,133	14,859,227
Commitments and contingencies
Stockholders’ Deficit
Preferred stock Series A $0.0001 par value; 508,000 authorized; 85,835 and 85,835 issued and outstanding, respectively (aggregate liquidation value of $858 and $858, respectively)	8	8
Convertible preferred stock Series B $0.0001 par value; 20,000 authorized, 0 and 0 issued and outstanding, respectively (aggregate liquidation value of $0 and $0, respectively)	-	-
Convertible preferred stock Series B-1 $0.0001 par value; 6,000 authorized, 0 and 0 issued and outstanding, respectively (aggregate liquidation value of $0 and $0, respectively)	-	-
Convertible preferred stock Series C $0.0001 par value;10,000 authorized, 10,000 and 10,000 issued and outstanding, respectively (aggregate liquidation value of $6,500,000 and $6,500,000, respectively)	1	1
Convertible preferred stock Series D $0.0001 par value; 14,500 authorized, 0 and 0 issued and outstanding, respectively (aggregate liquidation value of $0 and $0, respectively)	-	-
Convertible preferred stock Series D-1$0.0001 par value; 1,500 authorized, 0 and 0 issued and outstanding, respectively (aggregate liquidation value of $0 and $0, respectively)	-	-
Convertible preferred stock Series E $0.0001 par value; 12,000 authorized, 11,831 and 11,831 issued and outstanding, respectively (aggregate liquidation value of $23,965,392 and $23,729,420 respectively)	1	1
Convertible preferred stock Series E-1 $0.0001 par value; 1,400 authorized, 1,334 and 1,334 issued and outstanding, respectively (aggregate liquidation value of $2,702,209 and $2,675,602 respectively)	-	-
Convertible preferred stock Series E-2 $0.0001 par value; 20,000 authorized, 10,300 and 10,000 issued and outstanding, respectively (aggregate liquidation value of $20,860,844 and $20,056,986, respectively)	1	1
Common stock $0.0001 par value; 1,500,000,000 authorized; 104,354,190 and 104,354,190 issued and outstanding, respectively	10,435	10,435
Additional paid-in capital	39,921,645	39,628,080
Accumulated deficit	(46,406,182)	(44,874,248)
Total stockholders’ deficit	(6,474,091)	(5,235,722)
Total liabilities and stockholders’ deficit	$8,312,042	$9,623,505

See the accompanying notes to the condensed consolidated financial statements.

BONDS.COM GROUP, INC.
 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

	Three Months Ended March 31,
	2012 (unaudited)	2011 (RESTATED) (unaudited)

Revenue	$2,066,967	$820,746

Operating expenses
Payroll and related costs	1,118,048	1,857,889
Technology and communications	736,867	651,354
Rent and occupancy	77,676	132,511
Professional and consulting fees	666,021	1,197,051
Marketing and advertising	62,221	25,000
Other operating expenses	268,983	234,549
Clearing and executing cost	241,822	153,273
Total operating expenses	3,171,638	4,251,627
Loss from operations	(1,104,671)	(3,430,881)

Other income (expense)
Interest expense	(55,198)	(109,804)
Gain on settled derivatives	-	465,952
Change in value of derivative financial instruments	74,571	14,286
Other income (expense), net	4,542	61,622
Total other income (expense)	23,915	432,056
Loss before income tax expense	(1,080,756)	(2,998,825)
Income tax expense	-	(127,864)
Net loss	(1,080,756)	(3,126,689)
Preferred stock dividend	(451,178)	(1,058,064)
Net loss applicable to common stockholders	$(1,531,934)	$(4,184,753)
Net loss per common share - basic and diluted	$(0.01)	$(0.04)
Weighted average number of shares of common stock outstanding	104,354,190	104,354,190

See the accompanying notes to the condensed consolidated financial statements.

BONDS.COM GROUP, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ (DEFICIT)

	Preferred Stock		Common Stock		Paid-In	Accumulated	Total Stockholders’
(UNAUDITED)	Shares	Amount	Shares	Amount	Capital	(Deficit)	(Deficit)
Balances at December 31, 2011	119,000	$11	104,354,190	$10,435	$39,628,080	$(44,874,248)	$(5,235,722)

Issuance of convertible preferred series E-2 shares of Unit sale	300	-	-	-	300,000	-	300,000

Fair value of common stock warrants issued in conjunction with January 2012 Unit Sale	-	-	-	-	(105,000)	-	(105,000)

Stock-based compensation expense					98,565		98,565

Preferred dividend	-	-	-	-	-	(451,178)	(451,178)

Net loss	-	-	-	-	-	(1,080,756)	(1,080,756)

Balances at March 31, 2012 (unaudited)	119,300	$11	104,354,190	$10,435	$39,921,645	$(46,406,182)	$(6,474,091)

See the accompanying notes to the condensed consolidated financial statements.

BONDS.COM GROUP, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Three Months Ended March 31,
	2012 (unaudited)	2011 (RESTATED) (unaudited)
Cash Flows From Operating Activities
Net loss	$(1,080,756)	$(3,126,689)
Adjustments to reconcile net loss to net cash used in operating activities:
Deferred income taxes	-	127,864
Depreciation	22,937	14,362
Amortization	1,774	39,488
Share-based compensation	98,565	283,913
Gain on settled derivatives	-	(465,952)
Change in value of derivative financial instruments	(74,571)	(14,286)
Amortization of debt discount	1,419	3,252
Exchange offer financing	-	46,138
Consulting services for warrants	7,143	135,801
Changes in operating assets and liabilities:
Deposit with clearing organization	(1,028,435)	(3,519,519)
Prepaid expenses and other assets	(38,726)	(15,996)
Accounts payable and accrued expenses	(540,342)	(289,190)
Other liabilities	(9,304)	-
Deferred rent	(6,474)	(3,902)

Net cash used in operating activities	(2,646,770)	(6,784,716)

Cash Flows From Investing Activities
Purchase of property and equipment	(32,291)	(2,043)

Net cash used in investing activities	(32,291)	(2,043)

Cash Flows From Financing Activities
Proceeds received from issuance of preferred stock, net	300,000	6,628,037
Repayments of notes payable, related parties	-	(200,000)
Repayments of notes payable, other	-	(82,000)

Net cash provided by financing activities	300,000	6,346,037

Net decrease in cash	(2,379,061)	(440,722)
Cash, beginning of year	2,405,162	548,030

Cash, end of year	$26,101	$107,308

Supplemental Disclosure of Cash Flow Information
Cash paid for interest	$-	$48,706
Debt discount on convertible notes payable	$-	$3,252
Warrants issued in connection with unit sales	$105,000	$483,000
Warrants issued at Exchange offer	$-	$23,335
Issuance of preferred stock for assets acquisition	$-	$1,072,000
Accrual of preferred stock dividend	$451,178	-
\
See the accompanying notes to the condensed consolidated financial statements.

BONDS.COM GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Note 1 - Description of Business Summary

Principles of Consolidation

The accompanying condensed consolidated financial statements include the accounts of Bonds.com Group, Inc. (a Delaware Corporation), Bonds.com Holdings, Inc. (a Delaware Corporation) Bonds.com, Inc. (a Delaware Corporation), Bonds MBS, Inc. (a Delaware Corporation), and Bonds.com, LLC (an inactive Delaware Limited Liability Company). These entities are collectively referred to as the “Company”.

All material intercompany transactions have been eliminated in consolidation.

Basis of Presentation

In the opinion of management of the Company, the accompanying unaudited condensed consolidated interim financial statements reflect all adjustments (which include only normal recurring adjustments) necessary to present fairly, in all material respects, the consolidated financial position of the Company as of March 31, 2012 and the results of its operations and cash flows for the three months ended March 31, 2012 and 2011. The December 31, 2011 condensed consolidated balance sheet was derived from audited financial statements. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. These condensed consolidated financial statements should be read in conjunction with the financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 2011. The results of operations for such interim periods are not necessarily indicative of the operating results for the full fiscal year.

On April 2, 2012, the Company filed a Form 8-K after determining that the Company’s unaudited, condensed consolidated financial statements for the interim periods ended March 31, June 30 and September 30, 2011, which were included in the Company’s Quarterly Reports on Form 10-Q for such periods, should no longer be relied upon due to accounting errors contained in such financial statements. The financial information for the interim period ended March 31, 2011 included herein, are restated to reflect those adjustments.  Those errors and their impact on such previously filed financial statements are discussed in Note 19 to the Company’s financial statements included in the Company's Annual Report on Form 10-K for the year ended December 31, 2011.

Description of Business

Bonds.com, Inc. a Financial Industry Regulatory Authority (“FINRA”) registered broker-dealer, offers corporate bonds, through its proprietary electronic trading platforms, via its www.Bondpro.com website, and other electronic interfaces.

Bonds.com, Inc., commenced trading on it BondsPRO electronic platform during 2010 as it reduced and discontinued its support and use of BondStation, its prior trading platform. This platform offers professional traders and large institutional investors an alternative trading system to trade odd-lot fixed income securities. Users are able to customize screens and utilize dynamic filtering capabilities to quickly and easily select and view only those market areas that meet their criteria. The platform supports a broad range of trading opportunities, offering cutting edge technology solutions for list trading, Application Programming Interface (“API”) based order submission(s), and user portfolio specific market views. These securities include corporate bonds including emerging market debt. The BondsPRO platform provides users the ability to obtain real-time executable bids or offers on thousands of bond offerings sourced directly from broker-dealers and other end users. Unlike other electronic trading platforms that charge subscription fees, access charges, ticket fees, or commissions in order to generate revenue, our model allows us to generate revenue through mark-ups or mark-downs on secondary market securities.

BONDS.COM GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

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

 Revenue Recognition

The Company executes transactions between its clients and liquidity providers.  It acts as an intermediary in these transactions by serving as a trading counterparty to both the buyer and the seller in matching back-to-back trades, which are then settled through its clearing firm.  Securities transactions and the related revenues and expenses are recorded on a trade-date basis.  Interest income is recorded on the accrual basis.

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

Income Taxes

Current income taxes are based on the year’s taxable income for federal and state income tax reporting purposes. Deferred income taxes are provided on a liability basis whereby deferred tax assets are recognized for deductible temporary differences and operating loss carry forwards and deferred tax liabilities are recognized for taxable temporary differences. Temporary differences are the differences between the reported amounts of assets and liabilities and their tax bases. Deferred tax assets are reduced by a valuation allowance when, in the opinion of management, it is more likely than not that some portion or all of the deferred tax assets will not be realized. Deferred tax assets and liabilities are adjusted for the effects of changes in tax law and rates on the date of enactment. The Company records a liability for uncertain tax positions when it is probable that a loss has been incurred and the amount can be reasonably estimated. The Company’s policy is to recognize interest and penalties related to income tax matters as a component of income tax expense. The Company’s 2008, 2009, and 2010 tax year remains subject to examination by taxing authorities. The Company has determined that it does not have any significant uncertain tax positions at March 31, 2012.

Recent Issued Accounting Pronouncements

Management does not believe that any recently issued, but not yet effective accounting pronouncements, if adopted, would have a significant effect on the accompanying financial statements.

Note 3 - Going Concern

Since its inception, the Company has generated limited revenues and has an accumulated deficit of approximately $46,000,000 at March 31, 2012, used approximately $2,600,000 of cash in operations for the three months ended March 31, 2012 and at March 31, 2012 had a stockholders' deficiency of approximately $6,500,000 and a working capital deficiency of approximately $7,200,000. Operations have been funded using proceeds received from the issuance of common and preferred stock and the issuance of notes to related and unrelated parties.

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

BONDS.COM GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

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

 Derivative Financial Instruments

The Company’s derivative financial instruments consist of conversion options embedded in convertible promissory notes and warrants issued in connection with the sale of common and preferred stock that contain “down round” protection to the holders. These derivatives are valued with pricing models using inputs that are generally observable. The Company considers these models to involve significant judgment on the part of management.  The fair value of the Company’s derivative financial instruments are considered to be in Level 3 of the fair value hierarchy. The Company estimates the fair value of derivatives utilizing the Binomial Lattice pricing model. This model is dependent upon several variables such as the expected instruments term, expected strike price, expected risk-free interest rate over the expected instrument  term, the expected dividend yield rate over the expected instrument  term and the expected volatility of the Company’s stock price over the expected term. The expected term represents the period of time that the instruments granted are expected to be outstanding. The expected strike price is based upon a weighted average probability analysis of the strike price changes expected during the term as a result of the down round protection.  The risk-free rates are based on U.S. Treasury securities with similar maturities as the expected terms of the options at the date of issuance. Expected dividend yield is based on historical trends.  Previously, the Company estimated the volatility of its common stock based on an average of published volatilities contained in the most recent audited financial statements of other publicly reporting companies in the similar industry to that of the Company since the Company determined that the historical prices of its publicly-traded common stock no longer was the best proxy to estimate the Company’s volatility.  Commencing in the quarter ended September 30, 2011, the Company determined that the prior methodology for measuring volatility of its common stock was no longer the best estimate of volatility. The Company began to measure volatility using a blended weighted average of the volatility rates for a number of similar publicly-traded companies along with the Company’s historical volatility.

BONDS.COM GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Since the over-the-counter market has not been active and private sales of the Company’s shares sold are significantly lower than the historical trading price, the Company  bases the fair market value of its common stock on an independent valuation.

Level 3 Assets and Liabilities

Level 3 liabilities include instruments whose value is determined using pricing models and for which the determination of fair value requires significant management judgment or estimation.

Fair values of assets measured on a recurring basis at March 31, 2012 and December 31, 2011 are as follows:

		Quoted Prices in Active Markets for Identical Assets / Liabilities	Significant Other Observable Inputs	Significant Unobservable Inputs
	Fair Value	(Level 1)	(Level 2)	(Level 3)
March 31, 2012

Liabilities
Derivative financial instruments	$7,509,429	$-	$-	$7,509,429
Total liabilities measured at fair value on a recurring basis	$7,509,429	$-	$-	$7,509,429

December 31 , 2011

Liabilities
Derivative financial instruments	$7,479,000	$-	-	$7,479,000
Total liabilities measured at fair value on a recurring basis	$7,479,000	$-	$-	$7,479,000

Both observable and unobservable inputs may be used to determine the fair value of positions that the Company has classified within the Level 3 category. As a result, the unrealized gains for liabilities within the Level 3 category presented in the tables below may include changes in fair value that were attributable to both observable and unobservable inputs. The following table presents additional information about Level 3 liabilities measured at fair value on a recurring basis for the period ended March 31, 2012:

Fair Value of Derivative Liabilities
Balance – December 31, 2011	7,479,000
Changes in fair value included in operations	(74,571)
Issuances and settlements	105,000
Balance - March 31, 2012	$7,509,429

The change in value of derivative financial instruments included in March 31, 2012 and 2011 statements of operation are related to Level 3 instruments held.

Quantitative information about Level 3 Fair Value Measurements

	Fair Value at 3/31/12	Valuation Technique	Unobservable Inputs	Range	(Weighted Average)

Derivative liability	7,509,429	Binomial lattice pricing model	Market price	$0.03	$0.03
			Probability strike price	$0.03 - $0.07	$0.0635
			Expected term/life (years)	3.84 - 4.82	4.26
			Dividend yield	0.00%	0.00%
			Expected volatility	166.53% - 173.24%	169.75%
			Risk-free rate for expected life	0.78% - 1.04%	0.90%

The weighted-average fair value of warrants outstanding for the three months ended March 31, 2012 was $0.0232.

BONDS.COM GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Note 5 - Intangible Assets

Intangible assets consisted of the following at March 31, 2012:

	March 31, 2012
	Gross	Accumulated Amortization	Net
Non-amortizing intangible assets:
Domain name (www.bonds.com)	$850,000		$850,000
Broker dealer license	50,000		50,000
	900,000		900,000
Amortizing intangible assets
Software	431,996	(424,920)	7,076
Capitalized website development costs	196,965	(196,965)	-
Other	6,529	(6,529)	-
Total intangible assets	635,490	(628,414)	7,076
Intangible assets, net	$1,535,490	$(628,414)	$907,076

Amortization expense for the three months ended March 31, 2012 and 2011 was $1,774 and $39,488, respectively.

The remaining carrying value of amortizable intangible asset of $7,076 is expected to be amortized during the year ended December 31, 2012. Intangible assets of $924,061 resulting from the acquisition of Beacon Capital Strategies, Inc in February 2011, of which $99,000 is goodwill, net of amortization of $147,939, were abandoned and charged to operations in the fourth quarter of 2011.

Note 6 - Notes Payable, Related Parties

The following is a summary of related party notes payable at March 31, 2012 and December 31, 2011:

	2012	2011
Note payable held by Receiver	$100,000	$100,000
Total	100,000	100,000
Less: current portion	(100,000)	(100,000)
Long-term portion	$-	$-

Note payable held by Receiver

Interest expense recognized on related party notes payable for the three months ended March 31, 2012 and 2011 was $2,275 and $5,000, respectively.

BONDS.COM GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Note 7 - Convertible Notes Payable, Related Parties and Non-Related Parties

The following is a summary of related party and non-related party convertible notes payable at March 31, 2012 and December 31, 2011:

Related Parties	2012	2011
Convertible promissory note held by the Receiver	$1,740,636	$1,740,636
Total Related Parties	1,740,636	1,740,636

Non-Related Parties
Convertible promissory notes payable	400,000	400,000
Less: unamortized debt discount	(7,543)	(8,962)
Total Non-Related Parties	392,457	391,038

Total	2,133,093	2,131,674
Less: current portion	(1,740,636)	(1,740,636)
Long-term portion	$392,457	$391,038

The Convertible Promissory Notes are secured by all of the assets of Bonds.com Group, Inc. and Bonds.com Holdings. Inc pursuant to the terms and conditions of a Security Agreement, dated September 24, 2008, as amended on February 3, 2009.

Pursuant to an agreement and subsequent to March 31, 2012, the Company paid the Receiver an aggregate of $2,250,000 in full settlement of the carrying amount of the convertible note ($1,740,636) and notes payable ($100,000) plus accrued interest ($601,364) which will result in the Company recording a gain of $192,000 on the extinguishment of the debt at the time of settlement.

During the quarter ended March 31, 2012, the Company estimated 3,257,578 of Contingent Performance Shares may be issued based on projected gross revenue of $4,760,000 by February 2, 2012. The value of the related  common stock at March 31, 2012 amounted to $97,727.

During the three months ended March 31, 2012 and 2011, the Company also recognized $54,110 and $74,766 in interest expense on the Convertible Promissory Notes related parties and non-related parties, respectively.

Note 8 - Commitments and Contingencies

Operating Leases

The Company leases office facilities and equipment and obtains data feeds under long-term operating lease agreements with various expiration dates and renewal options. These data feeds and associated equipment provide information from financial markets that are essential to the Company’s business operations. The Company is a party to a short-term lease for temporary office space.  Subsequent to year end, the Company signed an agreement for new office space, which will be the Company’s new headquarters. The following is a schedule of future minimum rental payments required under operating leases as of March 31, 2012:

Year Ending December 31,
2012	764,730
2013	300,536
2014	167,000
Total minimum payments required	$1,232,266

The Company had an office in Florida, which has been closed, but the Company is still obligated to pay rent through December 31, 2012.  The full amount due under this lease was charged to operations in 2011 and payments of approximately $211,000 in 2012, under the lease, are not included in rent expense for 2012.

Rent expense for all operating leases for the three months ended March 31, 2012 and 2011 was $77,676 and $132,511, respectively.

BONDS.COM GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

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

Note 9 - Credit Risk

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

Note 10 - Stockholders' Equity

Description of Authorized Capital

Preferred Stock activity for the period ended March 31, 2012 is as follows (there were no shares of Series B, B-1, D and D-1 outstanding):

	Series A	Series C	Series E	Series E-1	Series E-2
Balance at December 31, 2011	85,835	10,000	11,831	1,334	10,000
Issued	—	—	—	—	300
Balance at March 31, 2012	85,835	10,000	11,831	1,334	10,300

Covenant Violation

The Series D, D-1, E, E-1 and  E-2 preferred unit purchase agreements each include a covenant which requires the Company to timely file all the required reports with the SEC pursuant to the Securities Exchange Act of 1934.   The Company is currently in violation of this covenant.

Issuances

On January 24, 2012, the Company sold an aggregate of 3 Units for a total purchase price of $300,000, with each unit comprised of (a) warrants to purchase 4,285,715 shares of Common Stock and (b) 300 shares of Series E-2 Preferred.  The Company allocated $105,000 and $195,000 of its proceeds to the warrants and Series E-2 Preferred, respectively,  using the residual method.  The warrants contain down-round protection provisions for the holders and are therefore considered a derivative liability.  The warrants have been valued using a Binomial Lattice Model.  The value of each warrant was estimated to be $0.0245 per warrant utilizing the following assumptions, expected volatility of 167.79%, risk-free interest rate of 0.92%, expected term of 5 years, weighted average probability strike price of $0.0635 and a market price of $0.03.  The Company analyzed the effective conversion feature of the Series D Preferred and determined that there was no beneficial conversion features upon the issuance.

BONDS.COM GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Common Stock Purchase Warrants

Warrant activity for the period ended March 31, 2012 and December 31, 2011 are as follows:

	Numbers of Warrants	Weighted-Average Exercise Price
Outstanding at December 31, 2011	358,436,977	$0.32
Issued	4,285,715	0.06
Cancelled or expired	-	-
Exercised	-	-
Outstanding at March 31, 2012	362,722,692	$0.09

Weighted average grant date fair value of warrants granted during the three months ended March 31, 2012		$0.024

The Company recorded $7,143 and $135,800 of consulting expense during the three months ended March 31, 2012 and 2011, respectively, relating to warrants awarded.

Preferred Series A Purchase Warrants

Series A warrant activity for the period ended March 31, 2012 is as follows:

	Numbers of Series A Warrants	Weighted-Average Exercise Price
Outstanding at December 31, 2011	178,575	$6.10
Issued	-	-
Cancelled or expired	-	-
Exercised	-	-
Outstanding at March 31, 2012	178,575	$6.10

Weighted average fair value granted during the three months ended March 31, 2012		$0.00

Note 11 - Earnings (Loss) Per Share

Basic loss per share is computed by dividing loss available to common stockholders by the weighted-average number of common shares outstanding for the period. Diluted loss per share considers the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock that shared in the earnings of the entity.  No diluted loss per share has computed since the effect of any potentially dilutive securities would be antidilutive.  Potentially dilutive securities excluded from the calculation of weighted average common shares outstanding at March 31, 2012 and 2011, respectively, include the following numbers of common shares issuable under the instruments indicated 380,580,192 and 211,950,442 common and preferred Series A warrants, 85,023,014 and 43,762,496 stock options, 41,094,260 and 63,453,003 convertible notes payable and 374,216,433 and 258,994,949 shares of preferred stock all which have the ability to be converted to common stock.

BONDS.COM GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Note 12 - Net Capital and Reserve Requirements

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

Net capital positions of Bonds.com were as follows at March 31, 2012:

2012
Ratio of aggregate indebtedness to net capital	0.83 to 1
Net capital	$3,799,248
Required net capital	$209,162

Bonds.com was examined by FINRA for the period September 2008 through June 2010.  In June 2011, FINRA issued its Examination Report that identified some exceptions.  Two of these exceptions were referred to FINRA Enforcement for further review.  They are: i) violations emanating from the expense-sharing agreement that the Company has with Bonds.com, and related net capital issues;  and, ii) objections to a revenue-sharing agreement with another broker-dealer that raises mark-up issues.  As of the date of this report, Bonds.com is continuing to respond to requests from FINRA Enforcement.  The outcome of this matter is currently unknown and, therefore, there has been no accrual for any related liability pertaining to this matter at March 31, 2012.

Bonds.com is currently undergoing an examination by FINRA for 2011 which, as of the date of this report, is ongoing.

Note 13 - Share-Based Compensation

The Company has two equity-based compensation plans, the 2006 Equity Plan (the “2006 Plan”) and 2011 Equity Plan (the “2011 Equity Plan’), which are effective for 10 years. The 2006 Plan and 2011 Plan provides for a total of 13,133,825 and 72,850,000 shares, respectively, shares to be allocated and reserved for the purposes of offering non-statutory stock options to employees and consultants and incentive stock options to employees.  If any option expires, terminates or is terminated or canceled for any reason prior to exercise in full, the shares subject to the unexercised portion shall be available for future options granted under the Plan.  Options become exercisable over various vesting periods depending on the nature of the grant. Certain option awards provide for accelerated vesting if there is a change in control (as defined in the Plans).  Collectively, the 2006 Plan and the 2011 Plan are referred to as the “Plans”.

The exercise price of both incentive and non-statutory options may not be less than 100% of the fair market value of the common stock on date of grant; provided, however, that the exercise price of an incentive stock option granted to a 10% Shareholder shall not be less than 110% of the fair market value of the Company's common stock.  As of March 31, 2012, the Company had 26,215,160 options available to grant under the 2011 Plan and 2,245,287 options available to grant under the 2006 Plan.

Stock option activity related to options granted to employees under the Plans and related information for the period ended March 31, 2011 is provided below:

BONDS.COM GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

	Shares	Weighted-Average Exercise Price	Weighted-Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value
Outstanding at beginning of period	57,523,378	$0.12	-	-
Granted	-	-	-	-
Forfeited	-	-	-	-
Exercised	-	-	-	-

Outstanding at end of period	57,523,378	$0.12	7.37	-

Vested or expected to vest	57,523,378	$0.12	7.37	-

Options exercisable at end of period	36,892,897	$0.16	6.54	-

Stock option activity related to options granted outside the Plans to both employees and non-employees and related information for the period ended March 31, 2012 is provided below:

	Shares	Weighted-Average Exercise Price	Weighted-Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value
Outstanding at beginning of period	58,965,534	$0.11	-	-
Granted	-	-	-	-
Forfeited	-	-	-	-
Exercised	-	-	-	-

Outstanding at end of period	58,965,534	$0.11	7.14	-

Vested or expected to vest	58,965,534	$0.11	7.14	-

Options exercisable at end of period	48,130,117	$0.14	6.16	-

The Company granted an aggregate of 58,965,534 options outside the Plans of which 9,500,000 was granted to non-employees.

The weighted-average grant date fair value of options granted to employees during the period ended March 31, 2012 and 2011 was $0.00 and $0.01, respectively.  The fair value of each option award was estimated on the date of grant using the Black-Scholes option pricing model using the following weighted-average assumptions:

	March 31
	2012	2011
Dividend yield	-	-
Expected volatility	-	66.00%
Risk-free interest rate	-	1.04% - 2.10%
Expected life (in years)	-	4 - 5

BONDS.COM GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

The weighted-average expected life for the options granted, reflects the alternative simplified method permitted by authoritative guidance, which defines the expected life as the average of the contractual term of the options and the weighted-average vesting period for all option tranches.  Expected volatility for the 2011 option grants prior to July 1, 2011 was based on historical volatility over the same number of years as the expected life, prior to the option grant date. Beginning July 1, 2011, expected volatility was based on an average of the Company’s volatility plus comparable companies over the same number of years as the expected life.

As of March 31, 2012, there was approximately $616,700 of unrecognized compensation cost related to options issued of which approximately $288,900 will be allocated to Bonds.com, Inc.  This amount is expected to be recognized over the remaining estimated life of the options, which on a weighted-average basis is approximately 2.20 years.

There were no options exercised during the three months ended March 31, 2012.  Tax benefits related to option exercises were not deemed to be realized as net operating loss carryforwards are available to offset taxable income computed without giving effect to the deductions related to option exercises.

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

For the three months ended March 31, 2012 and 2011, the non-cash compensation expense relating to option grants, included in payroll and related costs on the condensed consolidated statements of operations amounted to $98,565 and $283,913, respectively.

Note 14 - Income Taxes

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

In accordance with certain provisions of the Tax Reform Act of 1986 a change in ownership of greater than fifty percent (50%) of a corporation within a three (3) year period will place an annual limitation on the corporation’s ability to utilize its existing tax carryforward losses. The Company’s management has not performed this analysis, but based on the various issuances of equity during the last two fiscal years, the Company believes that the utilization of its net operating loss carryforwards will be limited under Section 382 of the Internal Revenue Code

Note 15 - Related Parties Transactions

On February 2, 2011, the Company issued an aggregate of 13,000,000 and 15,000,000 warrants to purchase its common stock to related parties in exchange for consulting services.  The warrants had an exercise price of $0.07 and $0.10 and contain a provision allowing for cashless exercise.  The fair value of the warrants issued, amounting to $72,800 and $63,000, was determined using the Black-Scholes option pricing model ranging from $0.0042 to $0.0056 for both warrants utilizing the following assumptions:  expected volatility of 66.00%, risk free interest rate of 2.10%, contractual term of five years and a market price of $0.02.  These warrants were fully vested and as such the fair value of the warrants was charged to operations at the time of grant.

The Company is renting office space, at a rate of $11,000 per year, in San Francisco from an institution that is affiliated with our co-chairman.

BONDS.COM GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

In the three months ended March 31, 2012 and 2011, one customer, who is also an investor in the Company, represented approximately 11.25% and 15.49%, respectively, of total revenue. The loss of that client could have a material adverse effect on our business.

Note 16 - Subsequent Events

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

The following is management’s discussion and analysis of the financial condition and results of operations of the Company, Inc. as well as our liquidity and capital resources. The discussion, including known trends and uncertainties identified by management, should be read in conjunction with the Company’s unaudited condensed consolidated financial statements and related notes included in this Quarterly Report on Form 10-Q, as well as our audited consolidated financial statements and notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2011.

Executive Overview

The Company, through its indirect, wholly-owned subsidiary Bonds.com, Inc. (“Bonds.com”) operates an electronic trading platform under the name BondsPRO. This platform offers large institutional investors an alternative trading system to trade odd-lot fixed-income securities. Our customers are able to customize screens and utilize dynamic filtering capabilities to quickly and easily select and view only those market areas that meet their criteria. The platform supports a broad range of trading opportunities, offering cutting edge technology solutions for list trading, Application Programming Interface (“API”) based order submission, and user portfolio specific market views. The platform supports investment grade and high yield corporate bonds and emerging market debt. The BondsPRO platform provides users the ability to obtain real-time executable bids or offers on thousands of bond offerings sourced directly from broker-dealers and other end users. As a registered broker-dealer, Bonds.com acts as riskless principal on all trades which allows our customers to trade anonymously on the platform. Our customer base includes all of the major corporate bond dealers in our space and all maker makers and liquidity providers participate on our platform for free. Unlike other electronic trading platforms that charge subscription fees, access charges, ticket fees, or commissions in order to generate revenue, our model allows us to generate revenue through mark-ups or mark-downs on secondary market securities on those aggressing on the platform. BondsPRO provides a direct connection between our institutional customers and the trading desks at our participating broker-dealers, which we expect will reduce sales and marketing costs, and eliminate layers of intermediaries between dealers and end investors.

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

Financial Results of Operations

Earnings Overview

As the Company continues on its growth path and implements its business plan we continue to incur operating losses. For three months ended March 31, 2012, we incurred a net loss of $1.1 million that was $2.0 million less than the net loss of $3.1 million incurred for the period ended March 31, 2011. The change was due primarily to decreased operating expenses associated with payroll costs and professional fees and by an increase in gross revenues.

Revenue

The Company generates all of its revenue through its riskless principal trading activity. Customers who aggress on our platform pay a mark-up/mark-down on each trade based on the trade’s size and maturity. All trades, once matched on the platform, settle at our clearing firm and the net proceeds are credited to our account.

Total revenue increased by 152% to $2.1 million from $0.8 million for the three months ended March 31, 2012 compared to the same period in 2011. The increase was due to the continued growth in our customer base and increased trading volumes. Our revenue is measured as a function of the aggregate value of the securities traded, therefore revenue varies based on the size of the applicable trade.

Operating Expenses

The primary operating expenses of the Company are compensation, technology, clearing costs, and professional and consulting fees. Payroll expenses in 2012 and 2011 include salaries, sales commissions, bonuses and employee benefits and payroll taxes. In addition there is share based compensation expenses associated with the issuance of stock options under the firm’s employee equity plans. Our technology costs include license and other fees to our technology vendor, market data services and other communication and technology costs. The professional and consulting fees are primarily corporate and regulatory counsel fees, audit and accounting services fees and marketing and other consulting related costs.

Operating expenses decreased 25%, or $1.1 million, to $3.2 million from $4.3 million for the three months ended March 31, 2012 compared to the three months ended March 31, 2011. The decrease was driven primarily by decreases of $0.8 million in payroll related costs due to closing of the Florida office and $0.5 million in professional and consulting fees mainly related to legal expenses offset by an increase of $0.1 million in technology and communications cost and an increase of $0.1 million in other operating expenses.

Other Income and Expense

For the three months ended March 31, 2012 the Company's other income amounted to approximately $24,000 compared to other income of $0.4 million for the three months ended March 31, 2011. The comparative decrease of approximately $0.4 million during the three months ended March 31,2012 is primarily due a gain on settlement of derivative financial instruments of approximately $0.5 million in 2011 and not in 2012, offset by an increase in the change in the value of the derivative financial instrument of approximately $61,000 .

 Liquidity and Capital Resources

The Company continues to rely on investor capital to fund its growing business. As of March 31, 2012, the Company had total current assets of approximately $7.2 million comprised of cash and cash equivalents, deposits with a clearing organization ($6.9 million), and prepaid expenses and other assets ($0.2 million). This compares with current assets of approximately $8.5 million, comprised of cash and cash equivalents ($2.4 million), a deposit with a clearing organization ($5.9 million), and prepaid expenses and other assets ($0.2 million), as of December 31, 2011. This decrease of $1.3 million in current assets between the periods was primarily due to cash used in operations.

The Company’s current liabilities as of March 31, 2012 totaled approximately $14.4 million, comprised primarily of accounts payable and accrued expenses ($4.3 million), liabilities under derivative financial instruments ($7.5 million), and convertible notes payable to related parties ($1.7 million).  This compares to current liabilities at December 31, 2011 of approximately $14.4 million, comprised primarily of accounts payable and accrued expenses ($4.9 million), liabilities under derivative financial instruments ($7.5 million), and convertible notes payable to related parties ($1.7 million).

The working capital deficiency at March 31, 2012 ($7.2 million) increased by approximately $1.3 million compared to the balance at December 31, 2012 ($5.9 million).

During the first quarter of 2012, the Company raised additional equity capital, net of issuance costs, in the form of preferred convertible stock and common stock warrants of $0.3 million.

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

The following is a summary of the Company’s cash flows provided by (used in) operating, investing, and financing activities for the three months ended March 31, 2011 and 2010 (in 000’s):

	Three Months Ended March 31, 2012	Three Months Ended March 31, 2011
Net cash (used) in operating activities	$(2,647)	$(6,785)
Net cash (used in) investing activities	$(32)	$(2)
Net cash provided by financing activities	$300	$6,346
Net (decrease) in cash	$(2,379)	$(441)

Operating Activities - Cash used in operations for the three months ended March 31, 2012 amounted to $2.6 million, consisting primarily of a net loss of approximately $1.1 million,  and operating cash used  for  the transfer of net deposits as a result of capital raised, to our clearing organization in the amount of $1.0 million and payments to reduce our accounts payable and accrued expenses of $ .5 million.

Investing Activities. There were no significant changes in net cash provided by or used in investment activities for the three months ended March 31, 2012 and 2011. The Company continues to expand and fund its operations primarily through financing activities and revenue generation.

Financing Activities. Net cash provided by financing activities of $0.3 million for the three months ended March 31, 2012, primarily consisted of net proceeds from the issuance of preferred stock and common stock warrants of $0.3 million.

Recent Financing Activities

In December 2011, we sold units of convertible preferred stock and common stock warrants in the amount of $10.0 million to two existing and one new institutional investor. In January 2012, we sold units of convertible preferred stock and common stock warrants in the amount of $0.3 million to investors.  This cash was raised primarily for the purpose of covering general operating costs of the Company. This round of capital raised included a second tranche of $6.7 million which would be funded on the achievement of certain performance metrics by the Company.

Going Concern

Our independent auditors have added an emphasis paragraph to their audit opinion issued in connection with the consolidated financial statements of Bonds.com Group, Inc. for the years ended December 31, 2011 and 2010, with respect to the significant doubt that exists regarding our ability to continue as a going concern due to our recurring losses from operations, a working capital deficiency, and our accumulated deficit. We have a history of operating losses since our inception in 2005, and have a working capital deficiency of approximately $7.2 million, an accumulated deficit of approximately $46.4 million and a stockholders deficiency of approximately $6.5 million at March 31, 2012, which together raises doubt about the Company’s ability to continue as a going concern. Our ability to continue as a going concern will be determined by our ability to sustain a successful level of operations and to continue to raise capital from debt, equity and other sources.

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

Income Taxes

We recognize deferred income taxes for the temporary timing differences between U.S. GAAP and tax basis taxable income. Deferred tax assets are reduced by a valuation allowance when, in the opinion of management, it is more likely than not that some portion or all of the deferred tax assets will not be realized. We evaluate and determine on a periodic basis the amount of the valuation allowance required and adjust the valuation allowance as needed. As of March 31, 2012 and 2011, a valuation allowance was established for the full amount of deferred tax assets due to the uncertainty of its realization.

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

Off-Balance Sheet Arrangements

None

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

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our President (who is our principal executive officer) and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of March 31, 2012.  Based on that evaluation, our President and Chief Financial Officer have concluded that our disclosure controls were not operating effectively to provide reasonable assurance that information required to be disclosed in reports that we file or submit under the Securities Exchange Act of 1934, as amended, is (a) recorded, processed, summarized and reported within the time periods specified by the Securities and Exchange Commission’s rules and forms, and (b) accumulated and communicated to our management, including our President and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

The basis for the determination that our disclosure controls and procedures are not operating effectively at the reasonable assurance level are that (a) we have material weaknesses in our internal control over financial reporting (as disclosed in detail in our Annual Report on Form 10-K for the fiscal year ended December 31, 2011 filed with the Securities and Exchange Commission on May 21, 2012 (Item 9A. Controls and Procedures)), and (b) our historical periodic filings have not always been completed on a timely basis.

Changes in Internal Control over Financial Reporting

There have been no changes in our internal control over financial reporting in the quarter ending March 31, 2012 that have materially affected or are reasonably likely to materially affect our internal control over financial reporting.

PART II — OTHER INFORMATION

Item 1.	Legal Proceedings.

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

As a “smaller reporting company” as defined by Item 10 of Regulation S-K, the Company is not required to provide information required by this Item. Please see our Annual Report on Form 10-K for the fiscal year ended December 31, 2011, as filed with the Securities and Exchange Commission on May 21, 2012, for a detailed discussion of risk factors applicable to us.

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

Dated: May 21, 2012	BONDS.COM GROUP, INC.

	By:	/s/ John Ryan
	Name:	John Ryan
	Title:	Chief Financial Officer (Signing in his capacity as duly authorized officer and as Principal Financial Officer of the Registrant)