Form 10-Q
period 2012-06-30
Bonds.com Group, Inc.
filed 2012-08-14
CIK 1179090

U.S. SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2012

OR

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the transition period from ________ to ________

Commission file number 000-51076

Bonds.com Group, Inc.
(Exact name of registrant as specified in its charter)

Delaware	38-3649127
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)

1500 Broadway, 31st Floor, New York, NY 10036
(Address of principal executive offices)

(212) 257-4062
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
Yes ☐ No ☒

APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 104,354,190 shares of common stock, par value $0.001 per share, outstanding as of August 14, 2012.

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

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements.

BONDS.COM GROUP, INC.
 CONDENSED CONSOLIDATED BALANCE SHEETS

	June 30, 2012	December 31, 2011
	(unaudited)
Assets

Current assets
Cash	$692,765	$2,405,162
Receivable from clearing organizations	8,195,499	5,904,030
Prepaid expenses and other assets	245,984	185,757
Total current assets	9,134,248	8,494,949

Property and equipment, net	513,036	159,439
Intangible assets, net	1,081,189	908,850
Other assets	143,575	60,267
Total assets	$10,872,048	$9,623,505

Liabilities and Stockholders’ Deficit

Current liabilities
Accounts payable and accrued expenses	$3,716,883	$5,015,622
Notes payable, related parties	—	100,000
Convertible notes payable, related parties	—	1,740,636
Other liabilities	18,261	107,032
Liability under derivative financial instruments	10,063,714	7,479,000
Total current liabilities	13,798,858	14,442,290
Long-term liabilities
Convertible notes payable, other, net of debt discount	393,883	391,038
Deferred rent	62,279	25,899
Total liabilities	14,255,020	14,859,227
Commitments and contingencies
Stockholders’ Deficit
Preferred stock Series A $0.0001 par value; 508,000 authorized; 85,835 and 85,835 issued and outstanding, respectively (aggregate liquidation value of $858 and $858, respectively)	8	8
Convertible preferred stock Series B $0.0001 par value; 20,000 authorized, 0 and 0 issued and outstanding, respectively (aggregate liquidation value of $0 and $0, respectively)	—	—
Convertible preferred stock Series B-1 $0.0001 par value; 6,000 authorized, 0 and 0 issued and outstanding, respectively (aggregate liquidation value of $0 and $0, respectively)	—	—
Convertible preferred stock Series C $0.0001 par value;10,000 authorized, 10,000 and 10,000 issued and outstanding, respectively (aggregate liquidation value of $6,500,000 and $6,500,000, respectively)	1	1
Convertible preferred stock Series D $0.0001 par value; 14,500 authorized, 0 and 0 issued and outstanding, respectively (aggregate liquidation value of $0 and $0, respectively)	—	—
Convertible preferred stock Series D-1$0.0001 par value; 1,500 authorized, 0 and 0 issued and outstanding, respectively (aggregate liquidation value of $0 and $0, respectively)	—	—
Convertible preferred stock Series E $0.0001 par value; 12,000 authorized, 11,831 and 11,831 issued and outstanding, respectively (aggregate liquidation value of $24,201,364 and $23,729,420 respectively)	1	1
Convertible preferred stock Series E-1 $0.0001 par value; 1,400 authorized, 1,334 and 1,334 issued and outstanding, respectively (aggregate liquidation value of $2,728,816 and $2,675,602 respectively)	—	—
Convertible preferred stock Series E-2 $0.0001 par value; 20,000 authorized, 17,000 and 10,000 issued and outstanding, respectively (aggregate liquidation value of $34,498,586 and $20,056,986, respectively)	2	1
Common stock $0.0001 par value; 1,500,000,000 authorized; 104,354,190 and 104,354,190 issued and outstanding, respectively	10,435	10,435
Additional paid-in capital	45,373,143	39,628,080
Accumulated deficit	(48,766,562)	(44,874,248)
Total stockholders’ deficit	(3,382,972)	(5,235,722)
Total liabilities and stockholders’ deficit	$10,872,048	$9,623,505

See the accompanying notes to the condensed consolidated financial statements.

 BONDS.COM GROUP, INC.
 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

	Three Months Ended June 30,		Six Months Ended June 30,
	2012 (unaudited)	2011 (RESTATED) (unaudited)	2012 (unaudited)	2011 (RESTATED) (unaudited)

Revenue	$1,888,577	$931,675	$3,955,544	$1,752,421

Operating expenses
Payroll and related costs	2,357,150	1,355,027	3,475,198	3,212,916
Technology and communications	701,693	895,624	1,438,560	1,546,978
Rent and occupancy	100,558	137,206	178,234	269,717
Professional and consulting fees	1,197,890	604,096	1,863,911	1,801,147
Marketing and advertising	8,639	31,103	70,860	56,103
Other operating expenses	270,704	52,453	539,687	287,002
Clearing and executing cost	227,399	41,726	469,221	194,999
Total operating expenses	4,864,033	3,117,235	8,035,671	7,368,862
Loss from operations	(2,975,456)	(2,185,560)	(4,080,127)	(5,616,441)

Other income (expense)
Interest expense, net	8,508	(95,050)	(46,690)	(204,854)
Gain on settled derivatives	—	—	—	465,952
Loss on retirement of fixed assets	(18,427)	—	(18,427)	—
Gain on extinguishment of debt	237,857	—	237,857	—
Change in value of derivative financial instruments	(142,285)	71,426	(67,714)	85,712
Other income, net	78,245	49,146	82,787	110,768
Total other income	163,898	25,522	187,813	457,578
Loss before income tax expense	(2,811,558)	(2,160,038)	(3,892,314)	(5,158,863)
Income tax expense	—	(34,710)	—	(162,574)
Net loss	(2,811,558)	(2,194,748)	(3,892,314)	(5,321,437)
Preferred stock dividend (undeclared)	(487,577)	(207,429)	(938,755)	(1,265,493)
Net loss applicable to common stockholders	$(3,299,135)	$(2,402,177)	$(4,831,069)	$(6,586,930)
Net loss per common share - basic and diluted	$(0.03)	$(0.02)	$(0.05)	$(0.06)
Weighted average number of shares of common stock outstanding	104,354,190	104,354,190	104,354,190	104,354,190

See the accompanying notes to the condensed consolidated financial statements.

BONDS.COM GROUP, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ (DEFICIT)

					Additional		Total
	Preferred Stock		Common Stock		Paid-In	Accumulated	Stockholders'
	Shares	Amount	Shares	Amount	Capital	(Deficit)	(Deficit)
UNAUDITED
Balances at December 31, 2011	119,000	$11	104,354,190	$10,435	$39,628,080	$(44,874,248)	$(5,235,722)

Sale of convertible preferred Series E-2 shares, net of offering costs of $ 33,293	7,000	1	—	—	6,966,706	—	6,966,707
Fair value of Common Stock warrants issued in conjunction with sale of convertible preferred Series E-2 shares	—	—	—	—	(2,517,000)	—	(2,517,000)
Stock-based compensation expense	—	—	—	—	1,017,357	—	1,017,357
Issuance of options in settlement of liability for directors fees	—	—	—	—	278,000	—	278,000
Net loss	—	—	—	—	—	(3,892,314)	(3,892,314)

Balances at June 30, 2012 (unaudited)	126,000	$12	104,354,190	$10,435	$45,373,143	$(48,766,562)	$(3,382,972)

See the accompanying notes to the condensed consolidated financial statements.

 BONDS.COM GROUP, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Six Months Ended June 30,
	2012 (unaudited)	2011 (RESTATED) (unaudited)
Cash Flows From Operating Activities
Net loss	$(3,892,314)	$(5,321,437)
Adjustments to reconcile net loss to net cash used in operating activities:
Deferred income taxes	—	162,574
Depreciation	55,280	24,205
Amortization	3,418	85,987
Share-based compensation	1,017,357	649,309
Interest income - write off of accrued interest	(27,350)	—
Gain on settled derivatives	—	(465,952)
Change in value of derivative financial instruments	67,714	(84,607)
Amortization of debt discount	2,845	5,744
Exchange offer financing	—	46,204
Consulting services for warrants	73,809	135,800
Gain on extinguishment of debt	(237,857)	—
Gain on settlement of common stock due to note holders	(107,032)	—
Finance cost	18,261	—
Deferred rent income	—	(15,714)
Loss on retirement of fixed assets	18,427	—
Changes in operating assets and liabilities:
Deposit with clearing organization	(2,291,469)	(3,074,184)
Prepaid expenses and other assets	(134,036)	(31,155)
Security deposit	(83,308)	6,716
Accounts payable and accrued expenses	(1,311,532)	(849,256)
Deferred rent	36,380	(7,805)

Net cash used in operating activities	(6,235,407)	(8,733,571)

Cash Flows From Investing Activities
Purchase of property and equipment	(427,304)	(30,526)
Purchase of intangible assets	(175,757)	—

Net cash used in investing activities	(603,061)	(30,526)

Cash Flows From Financing Activities
Proceeds received from issuance of preferred stock, net	6,966,707	8,561,375
Repayments of convertible notes payable, other	(1,740,636)	(25,000)
Repayments of notes payable, related parties	(100,000)	(200,000)
Repayments of notes payable, other	—	(82,000)

Net cash provided by financing activities	5,126,071	8,254,375

Net decrease in cash	(1,712,397)	(509,722)
Cash, beginning of year	2,405,162	548,030

Cash, end of year	$692,765	$38,308

Supplemental Disclosure of Cash Flow Information
Cash paid for interest	$409,364	$53,356
Warrants issued in connection with unit sales	$2,517,000	$—
Warrants issued at Exchange offer	$—	$23,335
Issuance of preferred stock for assets acquisition	$—	$1,072,000
Accrual of preferred stock dividend (undeclared)	$938,755	$—
Issuance of options in settlement of liability for directors fees	$278,000	$—

See the accompanying notes to the condensed consolidated financial statements.

BONDS.COM GROUP, INC
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Note 1 - Description of Business Summary

Principles of Consolidation

The accompanying condensed consolidated financial statements include the accounts of Bonds.com Group, Inc. (a Delaware Corporation), Bonds.com Holdings, Inc. (a Delaware Corporation), Bonds.com, Inc. (a Delaware Corporation), Bonds MBS, Inc. (a Delaware Corporation), and Bonds.com, LLC (an inactive Delaware Limited Liability Company). These entities are collectively referred to as the “Company,” “we,” “us,” and “our”.

All material intercompany transactions have been eliminated in consolidation.

Basis of Presentation

In the opinion of management of the Company, the accompanying unaudited condensed consolidated interim financial statements reflect all adjustments (which include only normal recurring adjustments) necessary to present fairly, in all material respects, the consolidated financial position of the Company as of June 30, 2012 and the results of its operations and cash flows for the three and six months ended June 30, 2012 and 2011. The December 31, 2011 condensed consolidated balance sheet was derived from audited financial statements. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. These condensed consolidated financial statements should be read in conjunction with the financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 2011. The results of operations for such interim periods are not necessarily indicative of the operating results for the full fiscal year.

On April 2, 2012, the Company filed a Form 8-K after determining that the Company’s unaudited, condensed consolidated financial statements for the interim periods ended March 31, June 30 and September 30, 2011, which were included in the Company’s Quarterly Reports on Form 10-Q for such periods, should no longer be relied upon due to accounting errors contained in such financial statements. The financial information for the interim period ended June 30, 2011 included herein, are restated to reflect those adjustments.  Those errors and their impact on such previously filed financial statements are discussed in Note 19 to the Company’s financial statements included in the Company's Annual Report on Form 10-K for the year ended December 31, 2011.

Description of Business

Bonds.com, Inc. a Financial Industry Regulatory Authority (“FINRA”) registered broker-dealer, offers corporate bonds, through its proprietary electronic trading platforms, via its www.Bondpro.com website, and other electronic interfaces.

Bonds.com, Inc., commenced trading on it BondsPRO electronic platform during 2010 as it reduced and discontinued its support and use of BondStation, its prior trading platform. This platform offers professional traders and large institutional investors an alternative trading system to trade odd-lot fixed income securities. Users are able to customize screens and utilize dynamic filtering capabilities to quickly and easily select and view only those market areas that meet their criteria. The platform supports a broad range of trading opportunities, offering cutting edge technology solutions for list trading, Application Programming Interface (“API”) based order submission(s), and user portfolio specific market views. These securities include corporate bonds including emerging market debt. The BondsPRO platform provides users the ability to obtain real-time executable bids or offers on thousands of bond offerings sourced directly from broker-dealers and other end users. Unlike other electronic trading platforms that charge subscription fees, access charges, ticket fees, or commissions in order to generate revenue, the Company's model allows us to generate revenue through mark-ups or mark-downs on secondary market securities.

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

BONDS.COM GROUP, INC
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Software Development Costs

Costs for software developed for internal use are accounted for by the capitalization of certain costs incurred in connection with developing or obtaining internal-use software. Capitalized costs for internal-use software are included in intangible assets in the consolidated balance sheet. Capitalized software and website development costs are amortized over three years.

Costs incurred during the preliminary project along with post-implementation stages of internal-use computer software and website development and costs incurred to maintain existing product offerings are expensed as incurred. The capitalization and ongoing assessment of recoverability of development costs require considerable judgment by management with respect to certain external factors, including, but not limited to, technological and economic feasibility and estimated economic life. At June 30, 2012, the Company had $181,189 in capitalized software of which $171,647 was capitalized during the quarter. The recently captalized software will be placed in service in stages beginning in 2014 and the Company will begin amortizing over the software's estimated economic life. For the three and six months ended June 30, 2012, amortization expense for recently captitalized software was zero.

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

Income Taxes

Current income taxes are based on the year’s taxable income for federal and state income tax reporting purposes. Deferred income taxes are provided on a liability basis whereby deferred tax assets are recognized for deductible temporary differences and operating loss carry forwards and deferred tax liabilities are recognized for taxable temporary differences. Temporary differences are the differences between the reported amounts of assets and liabilities and their tax bases. Deferred tax assets are reduced by a valuation allowance when, in the opinion of management, it is more likely than not that some portion or all of the deferred tax assets will not be realized. Deferred tax assets and liabilities are adjusted for the effects of changes in tax law and rates on the date of enactment. The Company records a liability for uncertain tax positions when it is probable that a loss has been incurred and the amount can be reasonably estimated. The Company’s policy is to recognize interest and penalties related to income tax matters as a component of income tax expense. The Company’s 2009, 2010, and 2011 tax year remains subject to examination by taxing authorities. The Company has determined that it does not have any significant uncertain tax positions at June 30, 2012.

Recent Issued Accounting Pronouncements

Management does not believe that any recently issued, but not yet effective accounting pronouncements, if adopted, would have a significant effect on the accompanying financial statements.

Note 3 - Going Concern

Since its inception, the Company has generated limited revenues and has an accumulated deficit of approximately $48,800,000 at June 30, 2012, used approximately $6,200,000 of cash in operations for the six months ended June 30, 2012 and at June 30, 2012 had a stockholders' deficiency of approximately $3,400,000 and a working capital deficiency of approximately $4,700,000. Operations have been funded using proceeds received from the issuance of common and preferred stock and the issuance of notes to related and unrelated parties.

These conditions raise substantial doubt about the Company’s ability to continue as a going concern. The Company raised $17,000,000 of new capital funded in December 2011 ($10,000,000), January 2012 ($300,000) and June 2012 ($6,700,000).  The Company plans to continue to grow its operations through the implementation of the business plan and when necessary through raising additional capital.

The accompanying financial statements have been prepared on the basis that the Company will continue as a going concern, which assumes the realization of assets and satisfaction of liabilities in the normal course of business. The financial statements do not include any adjustments relating to the resolution of this contingency.

BONDS.COM GROUP, INC
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

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

BONDS.COM GROUP, INC
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Fair values of assets measured on a recurring basis at June 30, 2012 and December 31, 2011 are as follows:

		Quoted Prices in Active Markets for Identical Assets / Liabilities	Significant Other Observable Inputs	Significant Unobservable Inputs
	Fair Value	(Level 1)	(Level 2)	(Level 3)
June 30, 2012

Liabilities
Derivative financial instruments	$10,063,714	$—	$—	$10,063,714
Total liabilities measured at fair value on a recurring basis	$10,063,714	$—	$—	$10,063,714

December 31 , 2011

Liabilities
Derivative financial instruments	$7,479,000	$—	—	$7,479,000
Total liabilities measured at fair value on a recurring basis	$7,479,000	$—	$—	$7,479,000

Both observable and unobservable inputs may be used to determine the fair value of positions that the Company has classified within the Level 3 category. As a result, the unrealized gains for liabilities within the Level 3 category presented in the tables below may include changes in fair value that were attributable to both observable and unobservable inputs. The following table presents additional information about Level 3 liabilities measured at fair value on a recurring basis for the period ended June 30, 2012:

Fair Value of Derivative Liabilities
Balance – December 31, 2011	$7,479,000
Changes in fair value included in operations	67,714
Issuances	2,517,000
Balance - June 30, 2012	$10,063,714

The change in value of derivative financial instruments included in the June 30, 2012 and 2011 statements of operation are related to Level 3 instruments held.
Quantitative information about Level 3 Fair Value Measurements

	Fair Value at 6/30/12	Valuation Technique	Unobservable Inputs	Range	(Weighted Average)

Derivative liability	$10,063,714	Binomial lattice pricing model	Market price	$0.03	$0.03
			Probability strike price	$0.03 - $0.07	$0.0635
			Expected term/life (years)	3.59 - 4.94	4.22
			Dividend yield	0.00%	0.00%
			Expected volatility	181.36% - 190.24%	184.06%
			Risk-free rate for expected life	0.57% - 0.72%	0.60%

The weighted-average fair value of warrants outstanding for the six months ended June 30, 2012 was $0.024.

BONDS.COM GROUP, INC
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Note 5 - Intangible Assets

Intangible assets consisted of the following at June 30, 2012:

	June 30, 2012
	Gross	Accumulated Amortization	Net
Non-amortizing intangible assets:
Domain name (www.bonds.com)	$850,000		$850,000
Broker dealer license	50,000		50,000
	900,000		900,000
Amortizing intangible assets
Software	600,253	(419,064)	181,189
Capitalized website development costs	196,965	(196,965)	—
Other	6,529	(6,529)	—
Total intangible assets	803,747	(622,558)	181,189
Intangible assets, net	$1,703,747	$(622,558)	$1,081,189

Amortization expense for the three and six months ended June 30, 2012 was $1,644 and $3,418, respectively, and for the three and six months ended June 30, 2011 was $46,539 and $85,987, respectively.

Intangible assets of $924,061 resulting from the acquisition of Beacon Capital Strategies, Inc. in February 2011, of which $99,000 is goodwill, net of amortization of $147,939, were abandoned and charged to operations in the fourth quarter of 2011.

The following is a schedule of estimated future amortization expense of intangible assets as of June 30, 2012:

Year Ending December 31,
2012 (remaining six months)	$3,516
2013	4,198
2014	58,583
2015	57,676
2016 and after	57,216
$181,189

Note 6 - Notes Payable, Related Parties

The following is a summary of related party notes payable at June 30, 2012 and December 31, 2011:

	2012	2011
Note payable held by Receiver	$—	$100,000
Total	—	100,000
Less: current portion	—	(100,000)
Long-term portion	$—	$—

Note payable held by Receiver

Interest expense recognized on related party notes payable for the three months ended June 30, 2012 and 2011 was $450 and $2,275, respectively, and for the six months ended June 30, 2012 and 2011 was $2,725 and $7,275, respectively.

BONDS.COM GROUP, INC
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Note 7 - Convertible Notes Payable, Related Parties and Non-Related Parties

The following is a summary of related party and non-related party convertible notes payable at June 30, 2012 and December 31, 2011:

Related Parties	2012	2011
Convertible promissory note held by the Receiver	$—	$1,740,636
Total Related Parties	—	1,740,636

Non-Related Parties
Convertible promissory notes payable	400,000	400,000
Less: unamortized debt discount	(6,117)	(8,962)
Total Non-Related Parties	393,883	391,038

Total	393,883	2,131,674
Less: current portion	—	(1,740,636)
Long-term portion	$393,883	$391,038

The convertible promissory notes are secured by all of the assets of Bonds.com Group, Inc. and Bonds.com Holdings. Inc. pursuant to the terms and conditions of a Security Agreement, dated September 24, 2008, between the Company and the holders of such notes, as amended on February 3, 2009, as amended on May 28, 2010 (the “Security Agreement”).

On April 18, 2012, the Company paid the Receiver an aggregate of $2,250,000 in full settlement of the i) termination of any rights related to the contingent performance shares (approximately 3,257,578 shares of Common Stock) and carrying amount of the convertible note ($1,740,636) and notes payable ($100,000) plus accrued interest ($647,221) which resulted in the Company recording a gain of $237,857 on the extinguishment of the debt which is included in other income (expense), in the accompanying consolidated statement of operations.  Also, the Company has the obligation to pay the Receiver $5,000 in consideration for the repurchase of 7,582,850 shares of common stock at such time as it may lawfully repurchase such shares.

During the three months ended June 30, 2012 and 2011, the Company recognized $1,426 and $2,493 in interest expense related to the amortization of the debt discount associated with the warrants, respectively; and during the six months ended June 30, 2012 and 2011, the Company recognized $2,845 and $5,744, respectively.

During the three months ended June 30, 2012 and 2011, the Company also recognized $18,814 and $89,954 in interest expense on the Convertible Promissory Notes related parties and non-related parties, respectively; and during the six months ended June 30, 2012 and 2011, the Company also recognized $72,925 and $179,344, respectively.

Note 8 - Commitments and Contingencies

Operating Leases

The Company leases office facilities and equipment and obtains data feeds under long-term operating lease agreements with various expiration dates and renewal options. These data feeds and associated equipment provide information from financial markets that are essential to the Company’s business operations. In May 2012, the Company entered into a new lease agreement for office space, which is the Company’s new headquarters. The term of the new lease is 28 months and monthly amounts due range from approximately $21,000 to $23,000.The following is a schedule of future minimum rental payments required under operating leases as of June 30, 2012:

Year Ending December 31,
2012	361,330
2013	353,020
2014	180,971
Thereafter	3,499
Total minimum payments required	$898,820

BONDS.COM GROUP, INC
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

The Company had an office in Florida, which has been closed, but the Company is still obligated to pay rent through December 31, 2012.  The full amount due under this lease was charged to operations in 2011 and payments of approximately $211,000 in 2012, under the lease, are not included in rent expense for 2012.

Rent expense for all operating leases for the three months ended June 30, 2012 and 2011 was $100,558 and $137,206, respectively and for the six months ended June 30, 2012 and 2011 was $178,234 and $269,717, respectively.

Customer Complaints and Arbitration

From time to time the Company’s subsidiary broker-dealer, Bonds.com, Inc., may be a defendant or co-defendant in arbitration matters incidental to its retail and institutional brokerage business. Bonds.com, Inc. may contest the allegations in the complaints in these cases and the Company carries errors and omissions insurance policy to cover such incidences. The policy terms require that the Company pay a deductible of $50,000 per incidence. The Company is not currently subject to any customer complaints or arbitration claims and therefore has not accrued any liability with regards to these matters.

Employment Agreements

On May 10, 2012, the Company entered into a new employment agreement (the “Employment Agreement”) with its Chief Executive Officer.  The term of the Employment Agreement is indefinite and commits the Company to the following: an initial base salary of $300,000 per annum, subject to increase (but not decrease) by the Company’s Board of Directors;  severance benefits;  an annual bonus up to 100% of the base salary, at the discretion of the Board of Directors;  a bonus payment of $750,000 to be paid to the employee upon certain changes in control and;  an option to purchase 78,000,000 shares of the Common Stock at an exercise price of $0.09 per share, for a period of 7 years.

Litigation

On January 12, 2009, the Company learned that Duncan-Williams, Inc. (“Duncan-Williams”) filed a complaint against the Company in United States District Court for the Western District of Tennessee, Western Division, under an alleged breach of contract.  Duncan-Williams is seeking monetary damages, a declaration of ownership relating to certain intellectual property and accounting of income earned by the company.  The Company filed a motion to dismiss the complaint.  The Court granted in part the Company’s motion and entered an order staying the action pending arbitration between the parties.  The Company is prepared to move forward with the arbitration, yet it is the Company’s position that Duncan-William’s claims are without merit.   Duncan-Williams has contacted the Company to propose a settlement of this matter.  The accompanying statement of operations does not include any charge related to the resolution of this matter.

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

Note 10 - Stockholders' Equity

Description of Authorized Capital

Preferred Stock activity for the six months ended June 30, 2012 is as follows (there were no shares of Series B, B-1, D and D-1 outstanding):

	Series A	Series C	Series E	Series E-1	Series E-2
Balance at December 31, 2011	85,835	10,000	11,831	1,334	10,000
Issued	—	—	—	—	7,000
Balance at June 30, 2012	85,835	10,000	11,831	1,334	17,000

BONDS.COM GROUP, INC
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Covenant Violation

The Series D, D-1, E, E-1 and  E-2 preferred unit purchase agreements each include a covenant which requires the Company to timely file all the required reports with the SEC pursuant to the Securities Exchange Act of 1934.   The Company is currently in violation of this covenant.

Issuances

On January 24, 2012, the Company sold an aggregate of 3 units for a total purchase price of $300,000, with each unit comprised of (a) warrants to purchase 1,428,572 shares of Common Stock and (b) 100 shares of Series E-2 Preferred.   The Company allocated $105,000 and $195,000 of its proceeds to the warrants and Series E-2 Preferred, respectively, using the residual method.  Such warrants contain down-round protection provisions for the holders and are therefore considered a derivative liability.  Such warrants have been valued using a Binomial Lattice Model.  The value of each warrant was estimated to be $0.0245 per warrant utilizing the following assumptions, expected volatility of 167.79%, risk-free interest rate of 0.92%, expected term of 5 years, weighted average probability strike price of $0.0635 and a market price of $0.03.  The Company analyzed the effective conversion feature of the Series E-2 Preferred and determined that there was no beneficial conversion features upon the issuance.

On June 8, 2012, the Company sold an aggregate of 67 units for a total purchase price of $6,700,000, with each unit comprised of (a) warrants to purchase 1,428,572 shares of Common Stock and (b) 100 shares of Series E-2 Preferred.   The Company allocated $2,412,000 and $4,288,000 of its proceeds to the warrants and Series E-2 Preferred, respectively, using the residual method.  Such warrants contain down-round protection provisions for the holders and are therefore considered a derivative liability.  Such warrants have been valued using a Binomial Lattice Model.  The value of each warrant was estimated to be $0.0252 per warrant utilizing the following assumptions, expected volatility of 180.74%, risk-free interest rate of 0.71%, expected term of 5 years, weighted average probability strike price of $0.0635 and a market price of $0.03.  The Company analyzed the effective conversion feature of the Series E-2 Preferred and determined that there was no beneficial conversion features upon the issuance.

Common Stock Purchase Warrants

Warrant activity for the six months ended June 30, 2012 is as follows:

	Numbers of Warrants	Weighted-Average Exercise Price
Outstanding at December 31, 2011	358,436,977	$0.08
Issued	100,000,001	0.06
Cancelled or expired	—	—
Exercised	—	—
Outstanding at June 30, 2012	458,436,978	$0.08

Weighted average grant date fair value of warrants granted during the six months ended June 30, 2012		$0.025

The Company recorded consulting expenses for the three months ended  June 30, 2012 and 2011 of $66,666 and $0, respectively and $73,809 and $135,800 for the six months ended June 30, 2012 and 2011, respectively, relating to warrants awarded.

Series A Participating Preferred Warrants

Series A Preferred warrant activity for the six months ended June 30, 2012 is as follows:

	Numbers of Series A Preferred Warrants	Weighted-Average Exercise Price
Outstanding at December 31, 2011	178,575	$6.10
Issued	—	—
Cancelled or expired	—	—
Exercised	—	—
Outstanding at June 30, 2012	178,575	$6.10

Weighted average fair value granted during the six months ended June 30, 2012		$—

BONDS.COM GROUP, INC
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Note 11 - Earnings (Loss) Per Share

Basic loss per share is computed by dividing loss available to common stockholders by the weighted-average number of common shares outstanding for the period. Diluted loss per share considers the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock that shared in the earnings of the entity.  No diluted loss per share has computed since the effect of any potentially dilutive securities would be antidilutive.  Potentially dilutive securities excluded from the calculation of weighted average common shares outstanding at June 30, 2012 and 2011, respectively, include the following numbers of common shares issuable under the instruments indicated 478,150,429 and 244,855,092 Common Stock and Series A Preferred warrants, 127,480,006 and 66,003,538 Common Stock underlying the Company's stock options, 7,539,683 and 64,394,019 convertible notes payable and 480,208,729 and 290,548,275 shares of preferred stock all which have the ability to be converted to common stock.

At June 30, 2012 and December 31, 2011, the Company had undeclared cumulative dividends in arrears of approximately $1,070,000 and $130,000, respectively.

Note 12 - Net Capital and Reserve Requirements

Bonds.com Inc., is subject to SEC Uniform Net Capital Rule 15c3-1.  Bonds.com Inc. computes its net capital under the basic method permitted by the rule, which requires that the minimum net capital be equal to the greater of $100,000 or 6-2/3% of aggregate indebtedness.

The Company is exempt from the SEC Rule 15c3-3 pursuant to the exemption provision under subparagraph (k)(2)(ii) thereof and, therefore, is not required to maintain a "Special Reserve Bank Account for Exclusive Benefit of Customers".

Net capital positions of Bonds.com Inc. were as follows at June 30, 2012:

2012
Ratio of aggregate indebtedness to net capital	0.92 to 1
Net capital	$7,508,828
Required net capital	$100,000

Bonds.com was examined by FINRA for the period September 2008 through June 2010.  In June 2011, FINRA issued its Examination Report that identified some exceptions.  Two of these exceptions were referred to FINRA Enforcement for further review.  They are: i) violations emanating from the expense-sharing agreement that the Company has with Bonds.com, and related net capital issues;  and, ii) objections to a revenue-sharing agreement with another broker-dealer that raises mark-up issues.  As of the date of this report, Bonds.com is continuing to respond to requests from FINRA Enforcement.  The outcome of this matter is currently unknown and, therefore, there has been no accrual for any related liability pertaining to this matter at June 30, 2012.

Bonds.com is currently undergoing an examination by FINRA for 2011 which, as of the date of this report, is ongoing.

Note 13 - Share-Based Compensation

The Company has two equity-based compensation plans, the 2006 Equity Plan (the “2006 Plan”) and the 2011 Equity Plan (the “2011 Equity Plan", and together with the 2006 Plan, each a “Plan” and together the “Plans”), each of which is effective for 10 years from the date of its adoption. The 2006 Plan and 2011 Equity Plan provides for a total of 13,133,825 and 200,000,000 shares, respectively, to be allocated and reserved for the purposes of offering non-statutory stock options to employees, consultants and non-employee directors and incentive stock options to employees.   If any option expires, terminates or is terminated or canceled for any reason prior to exercise in full, the shares subject to the unexercised portion shall be available for future options granted under the Plan.  Options become exercisable over various vesting periods depending on the nature of the grant. Certain option awards provide for accelerated vesting if there is a change in control (as defined in the Plans).

The exercise price of both incentive and non-statutory options may not be less than 100% of the fair market value of the Common Stock on date of grant; provided, however, that the exercise price of an incentive stock option granted to a holder of at least ten percent (10%) of total issued and outstanding Common Stock shall not be less than 110% of the fair market value of the shares of Common Stock.  As of June 30, 2012, the Company had 34,750,158 shares of Common Stock available for the future grant of options under the 2011 Equity Plan, and 2,245,287 shares of Common Stock available for the future grant of options under the 2006 Plan.

BONDS.COM GROUP, INC
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Stock option activity related to options granted to employees and non-employees under the Plans and related information for the six months ended June 30, 2012 is provided below:

	Shares	Weighted-Average Exercise Price	Weighted-Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value
Outstanding at January 1, 2012	57,523,378	$0.12	—	—
Granted	118,650,002	0.08	—	—
Forfeited	(35,000)	0.33	—	—
Exercised	—	—	—	—

Outstanding at June 30, 2012	176,138,380	$0.10	6.45	—

Vested or expected to vest	176,138,380	$0.10	6.45	—

Options exercisable at June 30, 2012	77,801,972	$0.12	6.57	—

Stock option activity related to options granted outside the Plans to both employees and non-employees and related information for the six months ended June 30, 2012 is provided below:

	Shares	Weighted-Average Exercise Price	Weighted-Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value
Outstanding at January 1, 2012	58,965,534	$0.13	—	—
Granted	—	—	-	—
Forfeited	—	—	—	—
Exercised	—	—	—	—

Outstanding at June 30, 2012	58,965,534	$0.13	5.90	—

Vested or expected to vest	58,965,534	$0.13	5.90	—

Options exercisable at June 30, 2012	49,678,034	$0.14	5.90	—

The Company granted an aggregate of 58,965,534 options outside the Plans of which 9,500,000 was granted to non-employees.

The weighted-average grant date fair value of options granted to employees and non-employee directors during the six months ended June 30, 2012 and 2011 was $0.03 and $0.01, respectively.  Options granted to non-employee directors during the six months ended June 30, 2012 with a fair value of $278,000 were for partial payment of previously accrued director’s compensation of $271,000 and $146,000 for the years ended December 31, 2011 and 2010, respectively, have a three-year life, and were fully vested at the grant date. The fair value of each option award was estimated on the date of grant using the Black-Scholes option pricing model using the following weighted-average assumptions:

	June 30
	2012	2011
Dividend yield	—	—
Expected volatility	195.59% - 205.34%	66.00%
Risk-free interest rate	0.27% - 0.79%	1.61% - 2.10%
Expected life (in years)	2 - 5	4 - 5

The weighted-average expected life for the options granted reflects the alternative simplified method permitted by authoritative guidance, which defines the expected life as the average of the contractual term of the options and the weighted-average vesting period for all option tranches.  Expected volatility for the 2011 option grants prior to July 1, 2011 was based on historical volatility over the same number of years as the expected life, prior to the option grant date. Beginning July 1, 2011, expected volatility was based on an average of the Company’s volatility plus comparable companies over the same number of years as the expected life.

As of June 30, 2012, there was approximately $2,939,842 of unrecognized compensation cost related to options issued of which approximately $2,319,897 will be allocated to Bonds.com, Inc.  This amount is expected to be recognized over a weighted-average 2.87 years.

BONDS.COM GROUP, INC
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

There were no options exercised during the six months ended June 30, 2012.  Tax benefits related to option exercises were not deemed to be realized as net operating loss carryforwards are available to offset taxable income computed without giving effect to the deductions related to option exercises.

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

For the three months ended June 30, 2012 and 2011 the non-cash compensation expense relating to option grants amounted to $918,792 and $94,143, respectivley and for the six months ended June 30, 2012 and 2011, at $1,017,357 and $649,309, respectively.

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

In the six months ended June 30, 2012 and 2011, one customer, who is also an investor in the Company, represented approximately 9.5% and 14.4%, respectively, of total revenue. The loss of that client could have a material adverse effect on our business.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following is management’s discussion and analysis of the financial condition and results of operations of the Company, Inc. as well as our liquidity and capital resources. The discussion, including known trends and uncertainties identified by management, should be read in conjunction with the Company’s unaudited condensed consolidated financial statements and related notes included in this Quarterly Report on Form 10-Q, as well as our audited consolidated financial statements and notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2011

Executive Overview

The Company, through its indirect, wholly-owned subsidiary Bonds.com, Inc. (“Bonds.com”) operates an electronic trading platform under the name BondsPRO. This platform offers large institutional investors an alternative trading system to trade odd-lot fixed-income securities. Our customers are able to customize screens and utilize dynamic filtering capabilities to quickly and easily select and view only those market areas that meet their criteria. The platform supports a broad range of trading opportunities, offering cutting edge technology solutions for list trading, API based order submission, and user portfolio specific market views. The platform supports investment grade and high yield corporate bonds and emerging market debt. The BondsPRO platform provides users the ability to obtain real-time executable bids or offers on thousands of bond offerings sourced directly from broker-dealers and other end users. As a registered broker-dealer, Bonds.com acts as riskless principal on all trades which allows our customers to trade anonymously on the platform. Our customer base includes major corporate bond dealers in the odd-lot market and all market makers and liquidity providers are eligible to participate on our platform for free. Unlike other electronic trading platforms that charge subscription fees, access charges, ticket fees, or commissions in order to generate revenue, our model allows us to generate revenue through mark-ups or mark-downs on secondary market securities on those aggressing on the platform. BondsPRO provides a direct connection between our institutional customers and the trading desks at our participating broker-dealers, which we expect will reduce sales and marketing costs, and eliminate layers of intermediaries between dealers and end investors.

The Company has been executing its current business plan for over two years. The rate of growth of new customers has contributed to the significant year over year growth in trades and revenues. The acceptance of our business model has been strong and we continue to be encouraged by our growth and path towards profitability. We are focused on the demands of the marketplace as a result of the changing economic, regulatory and technology climate with a view to providing a trading platform that meets these demands. Our goal is to provide our institutional customers a state of the art technology platform, easily accessible and customizable to their technology infrastructure and that allows them efficient access to our large pool of liquidity.

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

The electronic fixed income trading market is experiencing a period of both rapid growth and wide exposure.  The advances made in the electronic equity markets have attracted the attention of fixed income market participants, technologists and opportunistic investors for many years.  As our operation continues to grow, we are faced with the need to develop new businesses and enhance existing offerings. We will be required to stay ahead of the curve with hardware, software development, and networking capabilities, both internally and through vendor relationships.  This will require expenditures on all fronts, including on internal development, and the potential to outsource needs or license technology.

Furthermore, as the electronic fixed income market evolves, we will be faced with increasingly complicated solution requirements, which will require more sophisticated technology solutions.  Key to capturing, maintaining and growing market share will be the Company’s ability to deliver advanced technology solutions to our growing customer base in a cost efficient and timely manner.  As a result, we are committed to allocating the appropriate financial resources to this endeavor.

Our biggest investment is in our people and relationships we build with our customers. We seek to attract high caliber professionals by offering competitive compensation packages that include share based compensation aligning their interests with that of the Company.

Financial Results of Operations

Earnings Overview

As the Company continues on its growth path and implements its business plan we continue to incur operating losses. For three months ended June 30, 2012, we incurred a net loss of $2.8 million, which was $0.6 million more than the net loss of $2.2 million incurred for the period ended June 30, 2011. The change was due to an increase in gross revenues, which were offset by an increase in operating expenses primarily associated with payroll, professional and consulting fees, and related costs. Additionally there was a gain recorded of $0.2 million for the extinguishment of the convertible promissory note held by the Receiver.

For six months ended June 30, 2012, we incurred a net loss of $3.9 million, which was $1.4 million less than the net loss of $5.3 million incurred for the period ended June 30, 2011. The change was due to an increase in gross revenues, which were offset by an increase in operating expenses primarily associated with payroll and related costs. Additionally there was a gain recorded of $0.2 million for the extinguishment of the convertible promissory note held by the Receiver.

Revenue

The Company generates substantially all of its revenue through its riskless principal trading activity. Customers who initiate trades on our platform pay a mark-up/mark-down on each trade based on the trade’s size and maturity. All trades, once matched on the platform, settle at our clearing firm and the net proceeds are credited to our account.

Total revenue increased by 103% to approximately $1.9 million from $0.9 million for the three months ended June 30, 2012 compared to the same period in 2011. The increase was due to the continued growth in our customer base and increased trading volumes. Our revenue is measured as a function of the aggregate value of the securities traded, therefore revenue varies based on the size of the applicable trade.

Total revenue increased by 126% to approximately $4.0 million from $1.8 million for the six months ended June 30, 2012 compared to the same period in 2011. The increase was due to the continued growth in our customer base and increased trading volumes. Our revenue is measured as a function of the aggregate value of the securities traded, therefore revenue varies based on the size of the applicable trade.

Operating Expenses

The primary operating expenses of the Company are compensation, technology, clearing costs, and professional and consulting fees. Payroll expenses in 2012 and 2011 include salaries, sales commissions, bonuses and employee benefits and payroll taxes. In addition there is share based compensation expenses associated with the issuance of stock options under the Company’s employee equity plans. Our technology costs include license and other fees to our technology vendor, market data services and other communication and technology costs. The professional and consulting fees are primarily corporate and regulatory counsel fees, audit and accounting services fees and marketing and other consulting related costs.

Operating expenses increased 56%, or approximately $1.8 million to $4.9 million from $3.1 million for the three months ended June 30, 2012 compared to the three months ended June 30, 2011. The increase was due to additional expense of i) $1.0 million in payroll related costs primarily due the issuance of employee stock options during the quarter and the hiring of new staff, ii) $0.6 million in professional and consulting fees mainly related to legal and accounting expenses, iii) $0.2 million in other operating expenses, and iv) $0.2 million in clearing costs, all which were offset by a decrease of $0.2 million in technology and communications cost.

Operating expenses increased 9%, or approximately $0.6 million, to $8.0 million from $7.4 million for the six months ended June 30, 2012 compared to the six months ended June 30, 2011. The increase was driven primarily by increases of i) $0.3 million in payroll related costs due to the issuance of employee stock options offset by a reduction in sales commissions and executive compensation, ii) $0.1 million in professional and consulting fees mainly related to legal expenses, iii) $0.2 million in other operating expenses and iv) $0.3 million in clearing costs, all which were offset by an decrease of $0.1 million in technology and communications cost and a decrease of $0.1 million in rent and occupancy due to closure of Boca office.

Other Income and Expense

For the three months ended June 30, 2012, the Company's other income amounted to approximately $160,000 compared to other income of approximately $26,000 for the three months ended June 30, 2011. The small net increase is due primarily to a gain on the extinguishment of debt in the amount of $0.2 million.

For the six months ended June 30, 2012, the Company's other income amounted to approximately $190,000 compared to other income of $458,000 for the six months ended June 30, 2011. The decrease is due to a gain on the extinguishment of debt in the amount of $0.2 million together with a net reduction in income from settlement of derivatives of $0.5 million in 2011.

 Liquidity and Capital Resources

The Company continues to rely on investor capital to fund its growing business. As of June 30, 2012, the Company had total current assets of approximately $9.1 million comprised of cash and cash equivalents ($0.7 million), receivables from clearing organizations ($8.2 million), and prepaid expenses and other assets ($0.2 million). This compares with current assets of approximately $8.5 million, comprised of cash and cash equivalents ($2.4 million), receivables from clearing organizations ($5.9 million), and prepaid expenses and other assets ($0.2 million), all as of December 31, 2011. This increase of $0.6 million in current assets between such dates was primarily due to capital, net, raised as a result of the second tranche funding of the Series E-2 Preferred Stock offset by cash used in ongoing operations.

The Company’s current liabilities as of June 30, 2012 totaled approximately $13.8 million, comprised primarily of accounts payable and accrued expenses ($3.7 million), and liabilities under derivative financial instruments ($10.1 million). By comparison current liabilities at December 31, 2011 were approximately $14.4 million, comprised primarily of accounts payable and accrued expenses ($5.0 million), and liabilities under derivative financial instruments ($7.5 million), and convertible notes payable to related parties ($1.7 million).

The working capital deficiency decreased approximately 22% or ($1.2 million) to  ($4.7 million) at June 30, 2012 from ($5.9 million) at December 31, 2011.

During the six months ended June 30, 2012, the Company raised additional equity capital, net of issuance costs, by the issuance preferred stock and common stock warrants in the aggregate amount of $7.0 million.

Our business is dependent upon the availability of adequate funding and regulatory capital under applicable regulatory requirements. Historically, we have satisfied these needs primarily through equity and debt financing. Our ability to continue operations and grow our business depends on our continued ability to raise additional funds and generate our targeted revenues.  We anticipate that we will need to raise additional funds to satisfy our working capital needs.

The following is a summary of the Company’s cash flows provided by (used in) operating, investing, and financing activities for the six months ended June 30, 2012 and 2011 (in 000’s):

	Six Months Ended June 30, 2012	Six Months Ended June 30, 2011
Net cash (used) in operating activities	$(6,235)	$(8,733)
Net cash (used in) investing activities	$(603)	$(31)
Net cash provided by financing activities	$5,126	$8,254
Net (decrease) in cash	$(1,712)	$(510)

Operating Activities - Cash used in operations for the six months ended June 30, 2012 amounted to approximately $6.2 million, consisting primarily of a net loss of approximately $3.9 million adjusted for non-cash related items of $0.9 million, and operating cash used for the transfer of net deposits as a result of capital raised, to our clearing organization in the amount of $2.3 million and payments to reduce our accounts payable and accrued expenses of $1.3 million.

Investing Activities – Cash used in investing activities of $0.6 million for the six months ended June 30, 2012, primarily consisted of leasehold improvements associated with the new headquarters and capitalized software costs associated with the development of the new platform.

Financing Activities - Net cash provided by financing activities of $5.1 million for the six months ended June 30, primarily consisted of net proceeds from the issuance of preferred stock and Common Stock warrants of $6.9 million offset by the repayment of certain promissory notes payable of $1.8 million.

Recent Financing Activities

In December 2011, we sold units of convertible preferred stock and common stock warrants in the amount of $10.0 million to two existing and one new institutional investor. This investor group committed to additional funding of $6.6 million conditioned upon the achievement of certain performance metrics by the Company in the first half of 2012. This additional funding was closed and received in June 2012, after the investors waived the performance metrics condition. This cash was raised primarily for the purpose of covering general operating costs of the Company.

Going Concern

Our independent auditors have added an emphasis paragraph to their audit opinion issued in connection with the consolidated financial statements of Bonds.com Group, Inc. for the years ended December 31, 2011 and 2010, with respect to the significant doubt that exists regarding our ability to continue as a going concern due to our recurring losses from operations, a working capital deficiency, and our accumulated deficit. We have a history of operating losses since our inception in 2005, and have a working capital deficiency of approximately $4.7 million, an accumulated deficit of approximately $48.8 million and a stockholders deficiency of approximately $3.4 million at June 30, 2012, which together raises doubt about the Company’s ability to continue as a going concern. Our ability to continue as a going concern will be determined by our ability to sustain a successful level of operations and to continue to raise capital from debt, equity and other sources.

Critical Accounting Policies and Estimates

The preparation of financial statements and related disclosures in conformity with accounting principles generally accepted in the United States (“U.S. GAAP”) requires estimates and assumptions that affect the reported amounts of assets and liabilities, revenues and expenses and related disclosures of contingent assets and liabilities in the financial statements and accompanying notes. The SEC has defined a company’s critical accounting policies as the ones that are most important to the portrayal of the company’s financial condition and results of operations, and which require the company to make its most difficult and subjective judgments, often as a result of the need to make estimates of matters that are inherently uncertain. We believe that our estimates and assumptions are reasonable under the circumstances; however, actual results may vary from these estimates and assumptions. We have identified in Note 2 - “Summary of Significant Accounting Policies” to the Financial Statements contained in this Annual Report certain critical accounting policies that affect the more significant judgments and estimates used in the preparation of the financial statements.

Income Taxes

We recognize deferred income taxes for the temporary timing differences between U.S. GAAP and tax basis taxable income. Deferred tax assets are reduced by a valuation allowance when, in the opinion of management, it is more likely than not that some portion or all of the deferred tax assets will not be realized. We evaluate and determine on a periodic basis the amount of the valuation allowance required and adjust the valuation allowance as needed. As of June 30, 2012 and 2011, a valuation allowance was established for the full amount of deferred tax assets due to the uncertainty of its realization.

Share-Based Compensation

We measure equity-based compensation awards at the grant date (based upon an estimate of the fair value of the compensation granted) and record to expense over the requisite service period, which generally is the vesting period. Accordingly, we estimate the value of employee stock options using a Black-Scholes option pricing model, where the assumptions necessary for the calculation of fair value include expected term and expected volatility, which are subjective and represent management’s best estimate based on the characteristics of the options granted.

Fair Value of Financial Instruments

Under U.S. GAAP, fair value is defined as “the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date.” U.S. GAAP establishes a three-tiered fair value hierarchy that prioritizes inputs to valuation techniques used in fair value calculations. The three levels of inputs are defined as Level 1 (unadjusted quoted prices for identical assets or liabilities in active markets), Level 2 (inputs that are observable in the marketplace other than those inputs classified in Level 1) and Level 3 (inputs that are unobservable in the marketplace). The Company’s financial assets and liabilities measured at fair value on a recurring basis consist of its investment securities and derivative financial instruments.

“Down-Round” Provisions with Rights (Warrants and Conversion Options)

Purchase rights (warrants) associated with certain of our financings include provisions that protect the purchaser from certain declines in the Company’s stock price (or “down-round” provisions). Down-round provisions reduce the exercise price of the warrants (and conversion rate of the convertible promissory notes) if the Company either issues equity shares for a price that is lower than the exercise price of those instruments or issues new convertible instruments that have a lower exercise price. Due to such down-round provision, all warrants issued are recognized as liabilities at their respective fair values on each reporting date and are marked-to-market on a monthly basis. Changes in value are recorded on our condensed consolidated statement of operations as a gain or loss on derivative financial instruments and investment securities in other income (expense). The fair values of these securities are estimated using a Binomial Lattice valuation model.

Revenue Recognition

Revenues generated from securities transactions and the related commissions are recorded on a trade date basis.

Off-Balance Sheet Arrangements

None, other than leases.

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

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of June 30, 2012.  Based on that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls were not operating effectively to provide reasonable assurance that information required to be disclosed in reports that we file or submit under the Securities Exchange Act of 1934, as amended, is (a) recorded, processed, summarized and reported within the time periods specified by the Securities and Exchange Commission’s rules and forms, and (b) accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure. The basis for the determination that our disclosure controls and procedures are not operating effectively at the reasonable assurance level are that (a) we have material weaknesses in our internal control over financial reporting (as disclosed in detail in our Annual Report on Form 10-K for the fiscal year ended December 31, 2011 filed with the Securities and Exchange Commission on May 21, 2012 (Item 9A. Controls and Procedures)), and (b) our historical periodic filings have not always been completed on a timely basis.

Changes in Internal Control over Financial Reporting

There have been no changes in our internal control over financial reporting in the quarter ending June 30, 2012 that have materially affected or are reasonably likely to materially affect our internal control over financial reporting.

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

On December 3, 2010, Duncan-Williams filed a motion to lift the stay issued on October 23, 2009 and to litigate the dispute in the United States District Court for the Western District of Tennessee based on the Company’s alleged failure to move forward with arbitration. On December 20, 2010, the Company filed a response to Duncan-Williams’ motion, objecting to litigating the dispute in court and supporting the Company’s claims that it is prepared to arbitrate. On December 27, 2010, Duncan-Williams filed a reply to the Company’s response. On February 11, 2011 the United States District Court for the Western District of Tennessee issued an Order Denying Motion To Lift Stay and the Company on February 22, 2011 sent a letter to Duncan-Williams counsel stating that the Company is prepared to move forward with the arbitration. Duncan-Williams has contacted the Company to propose a settlement of this matter.

Item 1A.	Risk Factors.

As a “smaller reporting company” as defined by Item 10 of Regulation S-K, the Company is not required to provide information required by this Item. Please see our Annual Report on Form 10-K for the fiscal year ended December 31, 2011, as filed with the Securities and Exchange Commission on May 21, 2012 , for a detailed discussion of risk factors applicable to us.

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

Dated: August 14, 2012	BONDS.COM GROUP, INC.

	By:	/s/ John Ryan
	Name:	John Ryan
	Title:	Chief Financial Officer (Signing in his capacity as duly authorized officer and as Principal Financial Officer of the Registrant)