Form 10-Q/A
period 2011-03-31
Bonds.com Group, Inc.
filed 2012-10-12
CIK 1179090

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
Yes ☐ No ☒

APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 104,354,190   shares of common stock, par value $0.0001 per share, outstanding as of May 20, 2011.

EXPLANATORY NOTE

Bonds.com Group, Inc., a Delaware corporation (“Bonds.com Group”), is filing this Amendment No. 1 (“Amended Form 10-Q”) to its Quarterly Report on Form 10-Q for the interim period ended March 31, 2011, which was originally filed with the Securities and Exchange Commission (“SEC”) on May 20, 2011 (the “Original Form 10-Q”) to, among other things, restate Bonds.com Group’s unaudited condensed consolidated financial statements for the three-month period ended March 31, 2011 (including notes thereto), and restate disclosures in Management’s Discussion and Analysis.

Bonds.com Group filed a Current Report on Form 8-K with the SEC on April 2, 2012 (the “Form 8-K”), after it determined that its unaudited condensed consolidated financial statements in the Original Form 10-Q should no longer be relied upon due to accounting errors contained in such financial statements.   As reported in the Form 8-K, Bonds.com Group erroneously accounted for the sale of units comprised of its Series D and D-1 convertible preferred stock, par value $0.0001 per share (“Series D Preferred” and “Series D-1 Preferred,” respectively), and warrants (the “Warrants”) for its common stock, par value $0.0001 per share (“Common Stock”), during Bonds.com Group’s first and second quarters of fiscal 2011.  These errors caused the beneficial conversion feature of the Series D Preferred to be overstated and the incorrect assignment of a beneficial conversion feature to the Series D-1 Preferred, and such errors generally resulted in an overstatement of the deemed dividends recorded on Bonds.com Group’s preferred stock and the related expense.

Additionally, during the first, second and third fiscal quarters of 2011, Bonds.com Group erroneously used a volume-weighted average price (“VWAP”) methodology for measuring the fair value of Common Stock as a component in certain accounting valuation calculations.  Bonds.com Group has determined that VWAP was not an acceptable methodology for accounting purposes, and it has obtained an appraisal of the fair value of Common Stock, which is an acceptable methodology. The result of the incorrect use of the VWAP methodology was to overstate the fair value of Common Stock and thereby further overstate the deemed dividends on Bonds.com Group’s preferred stock and related expense, overstate the losses incurred by it on certain derivative financial instruments and overstate Bonds.com Group’s share based compensation expense.

Details of the effects of the restatement are included in Note 3 to the unaudited condensed consolidated financial statements herein, and in Note 19 to Bonds.com Group’s Annual Report on Form 10-K for the fiscal year ended December 31, 2011, with the SEC on May 21, 2012 (the “2011 Form 10-K”).

Also, additional related party disclosure was added in footnote 19 regarding a major customer and a lease with the Company’s co-chairman.

This Amended Form 10-Q also includes currently-dated certifications from Bonds.com Group’s Chief Executive Officer and Chief Financial Officer, as required by Sections 302 and 906 of the Sarbanes-Oxley Act of 2001.  Bonds.com Group has not modified or updated disclosures presented in the Original Form 10-Q, except to reflect the effects of the restatement and to clarify certain disclosures.  Accordingly, this Amended Form 10-Q does not reflect other events occurring after the Original Form 10-Q, nor does it modify or update those disclosures affected by such subsequent events.  Additionally, Bonds.com Group has filed (i) the 2011 Form 10-K, (ii) its Quarterly Report on Form 10-Q for the interim period ended March 31, 2012, with the SEC on May 21, 2012, (iii) its Quarterly Report on Form 10-Q for the interim period ended June 30, 2012 with the SEC on August 14, 2012, and (iv) Current Reports on Form 8-K with the SEC since March 21, 2011.  See such filings made since March 31, 2011, which include disclosures of events that have occurred since such date.

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

PART I - FINANCIAL INFORMATION

Item 1.	Financial Statements.

BONDS.COM GROUP, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS

	March 31, 2011 (unaudited) (RESTATED)	December 31, 2010
Assets

Current assets
Cash	$107,308	$548,030
Investment securities	2,527	2,527
Deposits from clearing organizations	3,892,647	373,128
Deferred tax assets	2,306	2,306
Prepaid expenses and other assets	105,696	89,700
Total current assets	4,110,484	1,015,691

Property and equipment, net	73,234	83,167
Intangible assets, net	1,872,956	939,759
Goodwill	99,000	—
Other assets	66,983	66,983
Deferred tax asset	44,750	172,614
Total assets	$6,267,407	$2,278,214

Liabilities and Stockholders’ Deficit

Current liabilities
Accounts payable and accrued expenses	$4,579,569	$4,867,861
Notes payable, other	—	82,000
Convertible notes payable, other, net of debt discounts	24,874	24,243
Preferred stock dividend payable	128,063	—
Liability under derivative financial instruments	713,714	464,844
Total current liabilities	5,446,220	5,438,948
Long-term liabilities
Notes payable, related parties	100,000	300,000
Convertible notes payable, other, net of debt discount	1,230,105	1,227,486
Convertible notes payable, related parties	2,390,636	2,390,636
Deferred rent	37,605	41,506
Total liabilities	9,204,566	9,398,576
Commitments and contingencies
Stockholders’ Deficit
Preferred stock Series A $0.0001 par value; 450,000 authorized; 85,835 and 85,835 issued and outstanding, respectively (aggregate liquidation value of $858 and $469, respectively)	8	5
Convertible preferred stock Series B $0.0001 par value; 20,000 authorized, 0 and 2,250 issued and outstanding, respectively (aggregate liquidation value of $0 and $2,736,000, respectively)	—	2
Convertible preferred stock Series B-1 $0.0001 par value; 6,000 authorized, 0 and 1,250 issued and outstanding, respectively (aggregate liquidation value of $0 and $1,520,000, respectively)	—	1
Convertible preferred stock Series C $0.0001 par value;10,000 authorized, 10,000 and 0 issued and outstanding, respectively (aggregate liquidation value of $6,500,000 and $0, respectively)	1	—
Convertible preferred stock Series D $0.0001 par value; 14,500 authorized, 9,150 and 0 issued and outstanding, respectively (aggregate liquidation value of $11,091,419 and $0, respectively)	1	—
Convertible preferred stock Series D-1$0.0001 par value; 1,500 authorized, 1,250 and 0 issued and outstanding, respectively (aggregate liquidation value of $1,515,616 and $0, respectively)	—	—
Common stock $0.0001 par value; 1,500,000,000 authorized; 104,354,190 and 103,694,139 issued and outstanding, respectively	10,435	10,369
Additional paid-in capital	29,832,400	21,464,512
Accumulated deficit	(32,780,004)	(28,595,251)
Stockholders’ Deficit	(2,937,159)	(7,120,362)
Total liabilities and stockholders’ deficit	$6,267,407	$2,278,214

See the accompanying notes to the condensed consolidated financial statements.

BONDS.COM GROUP, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

	Three Months Ended March 31,
	2011	2010
	(unaudited) (RESTATED)	(unaudited)

Revenue	$820,746	$634,151

Operating expenses
Payroll and related costs	1,857,889	2,878,969
Technology and communications	651,354	746,275
Rent and occupancy	132,511	141,588
Professional and consulting fees	1,197,051	412,016
Marketing and advertising	25,000	115,237
Other operating expenses	234,549	118,930
Clearing and executing cost	153,273	79,327
Total operating expenses	4,251,627	4,492,342
Loss from operations	(3,430,881)	(3,858,191)

Other income (expense)
Interest expense, net	(109,804)	(368,938)
Gain on settled derivatives	465,952	—
Change in value of derivative financial instruments	14,286	(2,351,446)
Other income (expense), net	61,622	—
Total other income (expense)	432,056	(2,720,384)
Loss before income tax expense	$(2,998,825)	$(6,578,575)
Income tax expense	(127,864)	—
Net loss	(3,126,689)	(6,578,575)
Preferred stock dividends	(1,058,064)	—
Net loss applicable to common stockholders	$(4,184,753)	$(6,578,575)
Net loss per common share - basic and diluted	$(0.04)	$(0.09)
Weighted average number of shares of common stock outstanding	104,354,190	75,483,700

See the accompanying notes to the condensed consolidated financial statements.

BONDS.COM GROUP, INC.
 CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ (DEFICIT)

	Preferred Stock		Common Stock		Paid-In	Accumulated	Total Stockholders’
(UNAUDITED) (RESTATED)	Shares	Amount	Shares	Amount	Capital	(Deficit)	(Deficit)
Balances at December 31, 2010	89,335	$8	103,694,139	$10,369	$21,464,512	$(28,595,251)	$(7,120,362)

Issuance of series C convertible preferred stock for the acquisition of Beacon's assets	10,000	1	—	—	1,071,999	—	1,072,000

Issuance of convertible preferred series D shares of Unit sale, net issuance cost of $271,962	6,900	1	—	—	6,628,037	—	6,628,038

Fair value of common stock warrants issued in conjunction with February, and March 2011 Unit sales	—	—	—	—	(483,000)	—	(483,000)

February 2011 Exchange Offer - issuance of convertible preferred series D shares (2,250) for series B (2,250) and convertible preferred series D-1 (1,250) for series B-1 (1,250) resulting in preferred stock dividend	—	—	—	—	708,336	(930,001)	(221,665)

Fair value of common stock warrants issued in conjunction with February 2011 Exchange Offer, classified as derivative financial instruments	—	—	—	—	(23,335)	—	(23,335)
Stock-based compensation expense	—	—	—	—	283,913	—	283,913
Common stock associated with the exchange offer	—	—	660,051	66	46,138	—	46,204
Issuance of common stock warrants for consulting services	—	—	—	—	135,800	—	135,800
Dividends to preferred shareholders	—	—	—	—	—	(128,063)	(128,063)
Net loss	—	—	—	—	—	(3,126,689)	(3,126,689)
Balances at March 31, 2011 - (unaudited)	106,235	$10	104,354,190	$10,435	$29,832,400	$(32,780,004)	$(2,937,159)

See the accompanying notes to the condensed consolidated financial statements.

BONDS.COM GROUP, INC.
 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Three Months Ended March 31,
	2011	2010
	(unaudited) (RESTATED)	(unaudited)
Cash Flows From Operating Activities
Net loss	$(3,126,689)	$(6,578,575)
Adjustments to reconcile net loss to net cash used in operating activities:
Deferred income taxes	127,864	—
Depreciation	14,362	23,698
Amortization	39,488	42,722
Share-based compensation	555,166	1,742,894
Gain on settled derivatives	(465,952)	—
Change in value of derivative financial instruments	(14,286)	2,351,446
Amortization of debt discount	3,252	147,671
Exchange offer financing	46,138	—
Consulting services for warrants	135,801	—
Changes in operating assets and liabilities:
Deposit with clearing organization	(3,519,519)	60,994

Prepaid expenses and other assets	(15,996)	(37,609)

Accounts payable and accrued expenses	(560,443)	(458,015)
Deferred rent	(3,902)	(686)
Net cash used in operating activities	(6,784,716)	(2,705,460)
Cash Flows From Investing Activities
Purchase of property and equipment	(2,043)	(7,601)
Purchase of intangible assets	—	6,988
Net cash used in investing activities	(2,043)	(613)
Cash Flows From Financing Activities
Proceeds received from issuance of common stock	—	655,500
Proceeds received from issuance of preferred stock, net	6,628,037	1,542,000
Proceeds received from notes payable	—	20,000
Repayments of notes payable, other	(82,000)	—
Repayments of notes payable, related parties	(200,000)	—
Principal payments on obligations under capital leases	—	(1,006,953)
Net cash provided by financing activities	6,346,037	1,210,547
Net decrease in cash	(440,722)	(1,495,526)
Cash, beginning of year	548,030	2,672,230
Cash, end of year	$107,308	$1,176,704

Supplemental Disclosure of Cash Flow Information
Cash paid for interest	$48,706	$264,263
Debt discount on convertible notes payable	$3,252	$140,288
Warrants issued in connection with unit sales	$483,000	$—
Debt discount on warrants issued with notes payable - related party	$—	$7,383
Common stock and options issued in connection with services rendered and a litigation settlement	$—	$183,718
Cancellation of unvested share-based compensation awards	$—	$22,533
Warrants issued at Exchange offer	$23,335	$—
Issuance of preferred stock for asset acquisition	$1,072,000	$—

See the accompanying notes to the condensed consolidated financial statements.

BONDS.COM GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2011

1.	Description of Business Summary and Summary of Significant Accounting Policies

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

BONDS.COM GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2011

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

Fair Value Financial Instruments

The Company defines fair value as “the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the valuation techniques used in fair value calculations. The three levels of inputs are defined as Level 1 (unadjusted quoted prices for identical assets or liabilities in active markets), Level 2 (inputs that are observable in the marketplace other than those inputs classified in Level 1) and Level 3 (inputs that are unobservable in the marketplace). The Company’s financial assets and liabilities measured at fair value on a recurring basis consist of investment securities and derivative financial instruments. See Note 5 – Fair Value of Financial Instruments - for further details.

BONDS.COM GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2011

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

Income Taxes

Current income taxes are based on the year’s taxable income for federal and state income tax reporting purposes. Deferred income taxes are provided on a liability basis whereby deferred tax assets are recognized for deductible temporary differences and operating loss carryforwards and deferred tax liabilities are recognized for taxable temporary differences. Temporary differences are the differences between the reported amounts of assets and liabilities and their tax bases. Deferred tax assets are reduced by a valuation allowance when, in the opinion of management, it is more likely than not that some portion or all of the deferred tax assets will not be realized. Deferred tax assets and liabilities are adjusted for the effects of changes in tax law and rates on the date of enactment. The Company’s policy is to recognize interest and penalties related to income tax matters as a component of income tax expense. The Company’s 2008, 2009, and 2010 tax year remains subject to examination by taxing authorities. The Company has determined that it does not have any significant uncertain tax positions at March 31, 2011.

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

BONDS.COM GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2011

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

Recent Issued Accounting Pronouncements

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

In December 2010, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2010-29, “Business Combinations (Topic 805), Disclosure of Supplementary Pro Forma Information for Business Combinations”. The objective of this ASU is to address diversity in practice about the presentation of pro forma revenue and earnings disclosure requirements for business combinations, and specifies that a public entity that presents comparative financial statements should disclose revenue and earnings of the combined entity as though the business combination(s) that occurred during the current year had occurred as of the beginning of the comparable prior annual reporting period only. This ASU is effective prospectively for business combinations on or after January 1, 2011. We adopted this standard in the first quarter of 2011. See note 9.

In December, 2010, the FASB issued ASU 2010-28, “Intangibles—Goodwill and Other (Topic 350) When to Perform Step 2 of the Goodwill Impairment Test for Reporting Units with Zero or Negative Carrying Amounts”. The objective of this ASU is to address diversity in practice in the application of goodwill impairment testing by entities with reporting units with zero or negative carrying amounts, eliminating an entity’s ability to assert that a reporting unit is not required to perform Step 2 because the carrying amount of the reporting unit is zero or negative despite the existence of qualitative factors that indicate the goodwill is more likely than not impaired. This ASU is effective for interim periods after January 1, 2011. The adoption of this ASU may require the Company to report goodwill impairment charges sooner than under prior practice

3.	Restatement

The following tables contain restated quarterly financial data for the three months ended March 31, 2011. The Company believes that the following information reflects all normal recurring adjustments necessary for a fair presentation of the information for the periods presented. The operating results for any quarter are not necessarily indicative of results for any future periods.

The restated net loss, net loss attributable to common stockholders and loss per share - basic and diluted, for the quarter has been restated to correct for the sale and exchange of preferred stock with warrants due to improper allocations between the warrants and the preferred stock (see Note 13) , the valuation methodology used for determining the fair value of the  underlying common stock (utilized in the valuation of warrants, stock-based compensation and certain derivative liabilities) has been corrected by utilizing an independent valuation (see Note 5), the use of the valuation methodology for derivative liabilities has been corrected by utilizing a Binomial Lattice pricing model, corrections of the recording of stock-based compensation for the related  changes in the fair value of the common stock and for the timing and recognition of certain other compensation and consulting expenses.

BONDS.COM GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2011

Effect on Condensed Consolidated Balance Sheet March 31, 2011

	As Previously Reported	Adjustments	Restated
Total assets	$6,267,407	$—	$6,267,407

Accounts payable and accrued expenses	4,137,093	442,476	4,579,569
Preferred stock dividend payable	129,315	(1,252)	128,063
Liability under derivative financial instruments	3,248,490	(2,534,776)	713,714
Total current liabilities	7,539,772	(2,093,552)	5,446,220
Total liabilities	11,298,118	(2,093,552)	9,204,566

Stockholders’ deficit:
Additional paid-in capital	36,505,656	(6,673,256)	29,832,400
Accumulated deficit	(41,546,812)	8,766,808	(32,780,004)
Total stockholders' deficit	(5,030,711)	2,093,552	(2,937,159)
Total liabilities and stockholders’ deficit	$6,267,407	$—	$6,267,407

Effect on Condensed Consolidated Statement of Operations for the Three Months Ended March 31, 2011
	As Previously Reported	Adjustments	Restated
Payroll and related costs	$3,364,639	$(1,506,750)	$1,857,889
Professional fees	2,078,951	(881,900)	1,197,051
Total operating expenses	6,640,277	(2,388,650)	4,251,627
Loss from operations	(5,819,531)	2,388,650	(3,430,881)

Interest expense	(107,449)	(2,355)	(109,804)
Gain on settled derivatives	(1,395,400)	1,861,352	465,952
Change in fair value of derivative financial instruments	1,671,731	(1,657,445)	14,286
Other income (expense), net	(38,378)	101,000	61,622
Total other income (expenses)	130,504	(301,552)	432,056
Loss before income tax expense	(5,689,027)	2,690,202	(2,998,825)
Net loss	(5,816,891)	2,690,202	(3,126,689)
Preferred stock dividends	(7,134,670)	6,076,606	(1,058,064)
Net loss applicable to common shareholders	$(12,951,561)	$8,766,808	$(4,184,753)

Net loss per common share - basic and diluted	$(0.12)	$0.08	$(0.04)
Weighted average number of shares of common stock outstanding	104,354,190	104,354,190	104,354,190

BONDS.COM GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2011

Effect on Condensed Consolidated Statement of Cash Flows for the Three Months Ended
March 31, 2011

	As Previously Reported	Adjustments	Restated

Net Loss	$(12,951,561)	$9,824,872	$(3,126,689)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	11,976	2,386	14,362
Amortization	39,448	40	39,488
Share-based compensation	2,331,887	(1,776,721)	555,166
Preferred stock dividend	7,134,672	(7,134,672)	—
Gain on settled derivatives	1,395,400	(1,861,352)	(465,952)
Change in value of derivative financial instruments	(1,671,731)	1,657,445	(14,286)
Exchange offer financing	46,206	(68)	46,138
Consulting services for warrants	1,017,701	(881,900)	135,801
Changes in operating assets & liabilities
Account payable and accrued expenses	(730,414)	169,971	(560,443)
Net cash used in operating activities	$(6,784,717)	$1	$(6,784,716)

4.	Going Concern

Since its inception, the Company has generated limited revenues and has incurred a cumulative net loss of $32,780,004. As of March 31, 2011, the Company has a working capital deficit of $1,335,736, including approximately $25,000 of outstanding convertible notes payable within the next twelve months. Management commenced operations in December of 2007 and utilized capital raised throughout the years ended December 31, 2009, 2008 and 2007. Operations during the year ended December 31, 2010 and the three months ended March 31, 2011 have also been funded using proceeds received from the issuance of convertible notes to related and unrelated parties, secured promissory notes to related and unrelated parties and the issuance of common and preferred stock as sources of funds. If the Company does not obtain additional capital in the near term, its ability to continue to implement its business plan may be limited. These conditions raise substantial doubt about the Company’s ability to continue as a going concern.

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

5.	Fair Value of Financial Instruments

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

BONDS.COM GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2011

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

Commencing with the quarter ended March 31, 2011, the Company changed its methodology for measuring the fair value of its common stock which was previously based on its over-the-counter market trading price. The Company determined that the historical prices and trading volume of its publicly-traded common stock were no longer sufficient to determine the readily determinable fair value of the Company’s stock. Since the over-the-counter market has not been active and private sales of the Company’s shares sold are significantly lower than the historical trading price, the Company bases the fair market value of its common stock on an independent valuation for determining the fair value of its common stock.

Level 3 Assets and Liabilities

Level 3 liabilities include instruments whose value is determined using pricing models and for which the determination of fair value requires significant management judgment or estimation.

BONDS.COM GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2011

Fair values of assets measured on a recurring basis at March 31, 2011 and December 31, 2010 are as follows:

		Quoted Prices
		in Active
		Markets for	Significant
		Identical	Other	Significant
		Assets /	Observable	Unobservable
		Liabilities	Inputs	Inputs
	Fair Value	(Level 1)	(Level 2)	(Level 3)
March 31 , 2011
Assets
Investment securities	$2,527	$—	—	$2,527
Total assets measured at fair value on a recurring basis	$2,527	$—	$—	$2,527

Liabilities
Derivative financial instruments	$713,714	$—	—	$713,714
Total liabilities measured at fair value on a recurring basis	$713,714	$—	$—	$713,714

December 31, 2010
Assets
Investment securities	$2,527	$—	—	$2,527
Total assets measured at fair value on a recurring basis	$2,527	$—	$—	$2,527

Liabilities
Derivative financial instruments	$464,844	$—	$—	$464,844
Total liabilities measured at fair value on a recurring basis	$464,844	$—	$—	$464,844

Both observable and unobservable inputs may be used to determine the fair value of positions that the Company has classified within the Level 3 category. As a result, the unrealized gains for liabilities within the Level 3 category presented in the tables below may include changes in fair value that were attributable to both observable and unobservable inputs. The following table presents additional information about Level 3 liabilities measured at fair value on a recurring basis for the period ended March 31, 2011:

Fair Value of Derivative Financial Instruments
Balance - December 31, 2010	$464,844
Changes in fair value included in operations	(14,286)
Issuances and settlements	263,156
Balance - March 31, 2011	$713,714

The change in value of derivative financial instruments included in March 31, 2011 and 2010 statements of operation are related to Level 3 instruments held.

Quantitative information about Level 3 Fair Value Measurements

	Fair Value at 3/31/11	Valuation Technique	Unobservable Inputs	Range	(Weighted Average)
Derivative liability	713,714	Binomial lattice pricing model	Fair value of common stock	$0.02	$0.02
			Probability strike price	$0.03 - 0.07	$0.0610
			Expected term/life (years)	4.84 - 4.93	4.84
			Dividend yield	0.00%	0.00%
			Expected volatility	66.00%	66.00%
			Risk-free rate for expected life	2.24%	2.24%

BONDS.COM GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2011

The weighted-average fair value of warrants outstanding for the three months ended March 31, 2011 was $0.0048.

6.	Credit Risk

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

7.	Property and Equipment

Property and equipment consisted of the following at March 31, 2011 and December 31, 2010:

	March 31,	December 31,
	2011	2010
Leased property under capital leases	$209,757	$209,757
Computer equipment	218,519	216,476
Furniture and fixtures	46,904	46,904
Office equipment	111,177	111,177
Leasehold improvements	10,372	10,372
Total property and equipment	596,729	594,686
Less: accumulated depreciation and amortization	(523,495)	(511,519)
Property and equipment, net	$73,234	$83,167

Depreciation expenses for the three months ended March 31, 2011 and 2010 were $11,976 and $23,698, respectively.

8.	Intangible Assets

Intangible assets consisted of the following at March 31, 2011:

	March 31, 2011
	Gross	Accumulated Amortization	Net
Non-amortizing intangible assets and goodwill:
Domain name (www.bonds.com)	$850,000		$850,000
Broker-dealer license	50,000		50,000
Goodwill	99,000		99,000
	999,000		999,000

Amortizing Intangible assets:
Software	431,996	(422,948)	9,048
Capitalized website development costs	196,965	(179,159)	17,806
Other	979,529	(33,427)	946,102
	1,608,490	(635,534)	972,956
	$2,607,490	$(635,534)	$1,971,956

Amortization expenses for the three months ended March 31, 2011 and 2010 were $39,448 and $42,722, respectively.

BONDS.COM GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2011

The following is a schedule of estimated future amortization expense of intangible assets as of March 31, 2011:

Year Ending December 31,
2011 (remaining 9 months)	$139,045
2012	167,408
2013	164,218
2014	161,388
2015	161,388
Thereafter	179,509
$972,956

9.	Business Acquisition

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

BONDS.COM GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2011

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

The following unaudited pro forma consolidated results of operations for the quarters ended March 31, 2011 and 2010 have been prepared as if the acquisition of Beacon had occurred at January 1, 2010 and January 1, 2011, respectively, for each quarter:

	Three Months Ended
	March 31,
	2011	2010
Revenue	$820,746	$640,097

Net loss applicable to common stockholders	$(4,384,753)	$(7,344,145)

Net loss per common share—basic and diluted	$(0.04)	$(0.10)

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

BONDS.COM GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2011

10.	Notes Payable, Related Parties

The following is a summary of related party notes payable at March 31, 2011 and December 31, 2010:

	March 31,	December 31,
	2011	2010

$200,000 unsecured promissory note payable to John Barry III, one of the Company’s directors, originating from a total of $250,000 in cash received in January and February of 2008, bearing interest at 15% per annum. Amended in January 2010 for principal and accrued interest to be due when either (a) the company has at least 12 months cash reserve for working capital and regulatory capital requirements, or (b) once John Barry III is no longer a director of the company.	$—	$200,000
$300,000 secured promissory note held by the Nadel Receiver, originating from the $400,000 Valhalla Investment Partners Note (the “Valhalla Note”), an investment fund that is a beneficial owner of shares of our common stock and was formerly co-managed by Christopher D. Moody, a former director (“Christopher Moody”). The note bears interest at 9% per annum, principal of $100,000 and accrued interest due on October 12, 2013, secured by the Company’s Bonds.com domain name.	100,000	100,000
Total	$100,000	$300,000
Less: current portion	—	—
Long-term portion	$100,000	$300,000

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

BONDS.COM GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2011

On February 2, 2011, the Company paid in full John Barry III principal and accrued interest of $200,000 and $39,028, respectively.

Interest expense recognized on related party notes payable for the three months ended March 31, 2011 and 2010 was $5,000 and $16,125, respectively.

11.	Convertible Notes Payable, Related Parties and Non-Related Parties

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

BONDS.COM GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2011

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

During the three months ended March 31, 2011 and 2010, the Company recognized $3,251 and $140,290 in interest expense related to the amortization of the debt discount associated with the warrants and the debt discount associated with the beneficial conversion feature, respectively.

During the three months year ended March 31, 2011 and 2010, the Company also recognized $90,016 and $75,391 in interest expense on the outstanding related party and non-related party Convertible Notes, respectively.

12.       Notes Payable, Other

The following is a summary of outstanding principal due on unrelated third party notes payable at March 31, 2011 and December 31, 2010:

	March 31,	December 31,
	2011	2010
$250,000 note payable to an investment advisory firm for services rendered in relation to the Company’s reverse merger transaction, amended on March 12, 2010, bearing interest at 10.0% per annum, principal and accrued interest payments being due on March 15, 2010, June 15, 2010, September 15, 2010 and December 15, 2010.	$—	$82,000
Total		82,000
Less: current portion	—	82,000
Long-term portion	$—	$—

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

BONDS.COM GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2011

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

The March 2009 Note, accrued interest at the rate of 15% per annum and had a maturity date of March 31, 2010. Accrued and unpaid interest was due in a single payment on the maturity date. The March 2009 Note contained customary events of default, including the right of the holder to accelerate the maturity date and payment of principal and interest in the event of the occurrence of any such event. The March 2009 note was guaranteed by the Company’s subsidiary Bonds.com Holdings, Inc. pursuant to a Guaranty Agreement. Additionally, Siesta Capital LLC, an entity owned and controlled by John Barry IV, the Company’s Chief Executive Officer and one of the Company’s directors, secured the Note by pledging 4,500,000 shares of the Company’s common stock.

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

BONDS.COM GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2011

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

Interest expense recognized on third party notes payable for the three months ended March 31, 2011 and 2010 was $4,249 and $44,068, respectively.

13.       Commitments and Contingencies

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

Year Ending December 31,
2011	$494,637
2012	238,511
2013 and thereafter	—
Total minimum payments required	$733,148

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

BONDS.COM GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2011

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

BONDS.COM GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2011

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

BONDS.COM GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2011

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

BONDS.COM GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2011

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

BONDS.COM GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2011

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

14.      Stockholders’ Equity

Description of Authorized Capital

Preferred stock activity for the three months ended March 31, 2011 is as follows:

	Series A	Series B	Series B-1	Series C	Series D	Series D-1
Balance at December 31, 2010	85,835	2,250	1,250	—	—	—
Issued	—	—	—	10,000	9,150	1,250
Cancelled/Exchanged	—	(2,250)	(1,250)	—	—	—
Balance at March 31, 2011	85,835	—	—	10,000	9,150	1,250

Series C Convertible Preferred Stock

On February 2, 2011, the Company amended its Certificate of Incorporation (the “Certificate of Incorporation”) and authorized the issuance of 10,000 shares of Series C Preferred.

The shares of Series C Preferred have the following rights, privileges and preferences, among others, as more fully set forth in the amended Certificate of Incorporation and the Agreement with Respect to Conversion dates as of February 2, 2011, between Beacon and Bonds.com Group (the “Determination Agreement”):

●
subject to the Conversion Restriction (as defined in the Certificate of Incorporation), are initially convertible (in full but not in part) at the option of the holders of a majority of such shares into such number of shares of Common Stock as equals the Conversion Value (as defined in the Certificate of Incorporation) which is the amount that is equal to the lesser of (a) $10,000,000, and (b) the trailing 18-month revenue of Beacon’s Business (as defined in the Determination Agreement) as of the Determination Date (as defined in the Certificate of Incorporation))  divided by the conversion price of $0.10 per share; provided that, for a period of 18 months following the date of the issuance of the Series C Preferred, if the Company issues shares of Common Stock (or is deemed to issue shares of Common Stock) for a price per share less than $0.10, then the conversion price of the Series C Preferred is to be reduced by a “weighted-average” anti-dilution formula (subject to certain exempted issuances);

BONDS.COM GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2011

●	subject to the Conversion Restriction, is mandatorily convertible into shares of our Common Stock upon certain milestones related to the trading of our Common Stock;

●
in the event of any liquidation, dissolution or winding up of the Company, either voluntary or involuntary, and upon certain changes, subject to the rights of holders shares of Series D Preferred (as defined below) and Series D-1 Preferred (as defined below), the holders shall be entitled to a liquidation preference;

●
prior to the Determination Date, holders have the right to vote with holders of Common Stock on the basis of 1,250 votes per share of Series C Preferred and, after the Determination Date, holders of Series C Preferred have the right to vote with holders of Common Stock on an as-converted basis.

Series D and D-1 Convertible Preferred Stock

On February 2, 2011, the Company amended the Certificate of Incorporation and authorized the issuance of 14,500 shares of Series D Convertible Preferred Stock, par value $0.0001 per share (the "Series D Preferred") and 1,500 shares of Series D-1 Convertible Preferred Stock (the "Series D-1 Preferred"), $0.0001 par value.

The shares of Series D Preferred and Series D-1 Preferred have the following rights, privileges and preferences, among others, as more fully set forth in the amended Certificate of Incorporation:

●
are initially convertible at the option of the holder into shares of Common Stock at a conversion price of $0.07 per share, for an initial conversion ratio of 14,286 shares of Common Stock for each share of Series D Preferred or Series D-1 Preferred as applicable; provided that, for a period of 18 months following the date of their issuance, if the Company issues shares of Common stock (or is deemed to issue shares of Common Stock) for a price per share less than $0.07, then the exercise price of the Series D Preferred and Series D-1 Preferred will be reduced by a “weighted-average” anti-dilution formula (subject to certain exempted issuances);

●	subject to certain restrictions, is mandatorily convertible into shares of Common Stock upon the achievement of certain milestones related to the trading of the Common Stock;

●
With respect to the Series D-1 Preferred, is mandatorily convertible into shares of our Series A Participative Preferred Stock, par value $0.0001 per shares (“Series A Preferred”)upon the same mandatory conversion events applicable to the Series D-1 Preferred;

●
dividends of 8% per annum shall accrue but are to be payable as, if and when declared by the Company’s Board of Directors, in connection with the conversion thereof (in which case payment shall be in-kind) or as part of the liquidation or change of control preference summarized below (this accruing dividend shall increase to 12% per annum if the Company fails to comply with its obligation with respect to the Authorized Share Increase as defined in the Certificate of Incorporation);

●
holders shall be entitled to a preferential payment (prior to any payment to holders of Series C Preferred, Series A Preferred or Common Stock) upon a liquidation or change of control, as applicable under certain circumstances; and

●	holders have the right to vote with holders of Common Stock on an as-converted basis (regardless of the Conversion Restriction).

Common Stock

On January 11, 2010, the Company amended the Certificate of Incorporation to increase the number of shares of Common Stock authorized to 300,000,000.

BONDS.COM GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2011

Series B Convertible Preferred Stock

On February 2, 2011, all of the shares of Series B Convertible Preferred Stock, par value $0.0001 per share (“Series B Preferred”) were exchanged for shares of Series D Preferred and are no longer outstanding.  [Additionally, the right to receive the performance shares was terminated.]

Series B-1 Convertible Preferred Stock

On February 2, 2011, all of the shares of Series B-1 Convertible Preferred Stock (par value $0.0001 per share (“Series B-1 Preferred”) were exchanged for shares of Series D-1 Preferred and are no longer outstanding.  Additionally, the right to receive the Series A-1 Performance Shares was terminated.

Series C Convertible Preferred Stock Issuance

On February 2, 2011, in conjunction with the Asset Purchase Agreement for the acquisition of the Beacon assets (see note 7), the Company issued 10,000 shares of Series C Preferred as consideration for the purchase price of such assets.  The fair value of such shares was determined to be $1,072,000.

Series D Convertible Preferred Stock Issuance

On February 2, 2011, the Company entered into a Unit Purchase Agreement (the "Unit Purchase Agreement") with Oak Investment Partners XII, LP. (“Oak”) and GFINet Inc. ("GFI") and sold to Oak and GFI an aggregate of 65 units for a total purchase price of $6,500,000, before the deduction of transaction fees and expenses which amounted to $271,962.   Each unit (each a "Unit" and collectively the Units) is comprised of (a) warrants to purchase 1,428,572 shares of Common stock, at an initial exercise price of $0.07 per share, and (b) 100 shares of Series D Preferred.

The Company determined that the Series D Preferred shares attached to the Units are classified as equity instruments.  In addition, the Company assessed the terms of the related Common Stock warrants and concluded that, as a result of the down-round provision related to the exercise price, the Common Stock warrants should be classified as a derivative liability instrument.

The proceeds from the sale of the Units were allocated between the equity and derivative liability instruments utilizing the residual method, as follows: (a) the proceeds were first allocated to the fair value of such warrants deemed a derivative liability instrument equaling $455,000, and (b) the remaining balance of the proceeds was then allocated to the Series D Preferred, which as a result $6,045,000 of the proceeds was allocated to Series D Preferred.  The Company analyzed the effective conversion feature of  the Series D Preferred and determined that there was no beneficial conversion features upon the issuance.

Also, on February 2, 2011, in connection with and as a condition to, the transaction contemplated by the Unit Purchase Agreement, the Company entered into an Exchange Agreement, which with UBS Americas Inc., Bonds MX LLC,and Robert Jones (the "Exchange Agreement").  Pursuant to the Exchange Agreement, the Company (a) issued an aggregate of 22.5 Units of Series D Preferred in exchange for all the outstanding shares of Series B Preferred and certain outstanding warrants to purchase shares of the Common Stock.  As a result of such exchange, the Company recorded $455,357 as preferred dividend expense for the market value of the additional Common Stock equivalent shares received by holder of Series B Preferred.

On March 7, 2011, the Company entered into two separate unit purchase agreements with two accredited investors pursuant to which, the Company sold 4 Units for an aggregate purchase price of $400,000.  The Company allocated $28,000 and $372,000 of its proceeds to the Common Stock warrants and Series D Preferred, respectively, using the residual method. The Company analyzed the effective conversion feature of  the Series D Preferred and determined that there was no beneficial conversion features upon the issuance.

Series D-1 Convertible Preferred Stock Issuance

On February 2, 2011, the Company issued 12.5 units, each comprised of (a) warrants to purchase 14,286 shares of Series A Preferred, with an initial exercise price of $7.00 per share (the "Series A Warrants") and (b) 100 shares of Series D-1 Preferred, in exchange for (a) all of the outstanding shares of Series B-1 Preferred and (b) certain outstanding warrants to purchase shares of the Series A Preferred.   As a result of such exchange, the Company recorded $252,976 as preferred dividend expense for the market value of the additional Common Stock equivalent shares received by holders of Series B-1 Preferred.

BONDS.COM GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2011

Common Stock Issuance

On October 7, 2010, the Company issued approximately 27,000,000 shares of Common Stock in exchange for approximately 95,800,000 warrants to purchase shares of Common Stock, which represented approximately 85.64% of the shares of Common Stock issuable upon the exercise of all warrants.  In connection with this exchange offer, the Company recorded a charge of approximately $1,900,000 to finance expense.  In addition, the Company issued the remaining balance of 660,051 shares of Common Stock in January 2011.

Common Stock Purchase Warrants

Warrant activity for the three months ended March 31, 2011 is as follows:

	Numbers of Warrants	Weighted-Average Exercise Price
Outstanding at December 31, 2010	35,378,665	$0.32
Issued	158,714,277	0.07
Cancelled or expired	(9,375,008)	0.24
Exercised	—	—
Outstanding at March 31, 2011	184,717,934	$0.11

Weighted average fair value granted during the three months ended March 31, 2011		$0.0049

Warrants issued to Non-Employees

On February 2, 2011, the Company issued warrants to related parties to purchase an aggregate of 13,000,000 and 15,000,000 shares of Common Stock in connection with providing consulting services, which such warrants had an exercise price of $0.07 and $0.10, respectively,  and contain a provision allowing for cashless exercise.   The fair value of such warrants issued, amounting to $72,800 and $63,000, respectively, was determined using the Black-Scholes option pricing model ranging from $0.0042 to $0.0056 for both warrants utilizing the following assumptions:  expected volatility of 66.00%, risk free interest rate of 2.10%, contractual term of five years and a fair value of the underlying common stock of $0.02.  Such warrants were fully vested and as such the fair value of the warrants was charged to operations during the three months ended March 31, 2011.

The Company recorded $135,800 and $0 of consulting expense during the three months ended March 31, 2011 and 2010, respectively, relating to warrants awarded.

Warrants issued in connection with Series D Convertible Preferred Stock issuances

On February 2, 2011, the Company issued warrants pursuant to unit purchase agreements, which included provisions containing a cashless net exercise election and  providing that, for a period of 18 months following the date of such unit purchase agreements, if the Company issues shares of Common Stock (or is deemed to issue shares of Common Stock) for a price per share less than $0.07, then the exercise price of the Common Stock warrants will be reduced by a “weighted-average” anti-dilution formula (subject to certain exempted issuances).

Due to the down-round provision included in such warrants, all such warrants are recognized as derivative liabilities at their respective fair values on each reporting date. The fair values of these warrants were estimated using a Binomial Lattice valuation model, which is being marked-to-market each reporting period with corresponding changes in the fair value being recorded as unrealized gains or losses on derivative financial instruments in the consolidated statement of operations.

The Company issued warrants exercisable for 92,857,143 shares of Common Stock in connection with such unit purchase agreements.  Such warrants had an initial exercise price of $0.07 and a term of five years.  The fair value of the warrants issued at grant date, which amounted to $455,000, was determined using a Binomial Lattice valuation model at $0.0049 per warrant utilizing the following assumptions: expected volatility of 66.00%, risk-free interest rate of 2.10%, expected term of five years, weighted average probability strike price of $0.0610 and a fair value of the underlying common stock of $0.02.

On March 7, 2011, the Company issued warrants exercisable for 5,714,286 shares of Common Stock in connection with unit purchase agreements executed as of such date.  The fair value of such warrants issued at grant date, which amounted to $28,000, was determined using a

BONDS.COM GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2011

Binomial Lattice valuation model at $0.0049 per warrant utilizing the following assumptions: expected volatility of 66.00%, risk-free interest rate of 2.19% ,expected term of five years, weighted average probability strike price of $0.0610 and a fair value of the underlying common stock of $0.02.

Warrants issued in connection with Exchange Agreements

On February 2, 2011, the Company issued warrants pursuant to the Exchange Agreement among the Company and the holders of Series B Preferred and Series B-1 Preferred (the “Exchange Agreement”), which included provisions containing a cashless net exercise election and  providing that, for a period of 18 months following the date of the Exchange Agreement, if the Company issues shares of Common Stock (or is deemed to issue shares of Common Stock) for a price per share less than $0.07, then the exercise price of the Common Stock warrants will be reduced by a “weighted-average” anti-dilution formula (subject to certain exempted issuances).

Related to the exchange of the Series B Preferred for share of Series D Preferred, the Company issued warrants exercisable for 32,142,848 shares of Common Stock with a  fair value at grant date of$157,500.

In connection with the Exchange Agreement, the Company cancelled warrants exercisable for 9,375,008 shares of Common Stock originally issued in connection with the Series B Preferred.  In connection with this exchange, the Company recorded a charge of $142,499 to preferred dividend expense.

Series A Purchase Participating Preferred Warrants

Series A Preferred warrant activity for the three months ended March 31, 2011 is as follows:

	Numbers of Series A Preferred Warrants	Weighted-Average Exercise Price
Outstanding at December 31, 2010	52,084	$24.00
Issued	178,575	6.10
Cancelled or expired	(52,084)	24.00
Exercised	—	—
Outstanding at March 31, 2011	178,575	$6.10
Weighted average fair value granted during the three months ended March 31, 2011		$0.49

Series A Participating Preferred warrants issued in connection with Exchange Agreement

On February 2, 2011, the Company issued Series A Preferred warrants pursuant to the Exchange Agreement which included provisions containing a  cashless net exercise election and providing that, for a period of 18 months following the date of the Exchange Agreement, if the Company issues shares of Common Stock (or is deemed to issue shares of Common Stock) for a price per share less than $0.07, then the exercise of the Series A Warrant will be reduced by a customary “weighted-average” anti-dilution formula (subject to certain exempted issuances).

Related to the exchange of the Series B-1 Preferred for shares of Series D-1 Preferred, the Company issued warrants exercisable for 178,575 shares of Series A Preferred.  These warrants convert to 17,857,500 of Common Stock equivalents.  The fair value of these warrants at grant date is $87,500.

In connection with the exchange, the Company cancelled warrants exercisable for 52,084 shares Series A Preferred originally issued in connection with the issuance of Series B-1 Preferred.  In connection with this exchange, the Company recorded a charge of $79,166 to preferred dividend expense.

BONDS.COM GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2011

15.  Earnings (Loss) Per Share

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

No diluted loss per share has been computed since the effect of any potentially dilutive securities would be antidilutive.  Potentially dilutive securities excluded from the calculation of weighted average Common Stock outstanding March 31, 2011 include 211,950,442 of both, Common Stock and Series A Preferred warrants, 43,762,496 Common Stock underlying the Company’s stock options, 63,453,003 shares issuable under convertible notes payable and 258,994,949 shares issuable under preferred stock all which have the ability to be converted to common stock.

16.  Net Capital and Reserve Requirements

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

2011
Ratio of aggregate indebtedness to net capital	0.06 to 1
Net capital	$3,714,661
Required net capital	$100,000

17.  Share-Based Corporation

The Company has two equity-based compensation plans which have not been approved by stockholders, the 2006 Equity Plan (the “2006 Plan”) and the 2011 Equity Plan (the “2011 Equity Plan”, and together with the 2006 Plan, each a “Plan” and together the “Plans”), each of which is effective for 10 years after the date of its adoption. The 2006 Plan and the 2011 Equity Plan provides for a total of 13,133,825 and 72,850,000 shares, respectively, to be allocated and reserved for the purposes of offering non-statutory stock options to employees and consultants and incentive stock options to employees.   If any option expires, terminates or is terminated or canceled for any reason prior to exercise in full, the shares subject to the unexercised portion shall be available for future options granted under a Plan.  Options become exercisable over various vesting periods depending on the nature of the grant. Certain option awards provide for accelerated vesting if there is a change in control (as defined in the Plans).

The exercise price of both incentive and non-statutory stock options except when granted pursuant to a merger or other corporate transaction, may not be less than 100% of the closing price of the Common Stock on date of grant (or the last reporting closing price if there is no activity on the date of grant);  provided, however, that the exercise price of an incentive stock option granted to a holder of at least ten percent (10%) of total issued and outstanding Common Stock shall not be less than 110% of the closing price of the share of Common Stock.  As of March 31, 2011, the Company had options exercisable for 61,850,000 shares of Common Stock available to grant under the 2011 Equity Plan and options exercisable for 2,245,287 shares of Common Stock available to grant under the 2006 Plan.

BONDS.COM GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2011

Stock option activity related to options granted to employees under the Plans and related information for the three months ended March 31, 2011 is provided below:

	Shares	Weighted-Average Exercise Price	Weighted-Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value
Outstanding at December 31, 2010	10,958,538	$0.36	—	—
Granted	11,000,000	0.09
Forfeited	(70,000)	0.33
Exercised	—	—
Outstanding at March 31, 2011	21,888,538	$0.23	8.62	—
Vested or expected to vest	21,888,538	$0.23	8.62	—
Options exercisable, March 31, 2011	14,139,579	$0.30	8.00	—

Stock option activity related to options granted outside the Plans to both employees and non-employees and related information for the three months ended March 31, 2011 is provided below:

	Shares	Weighted-Average Exercise Price	Weighted-Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value
Outstanding at December 31, 2010	9,500,000	$0.38	—	—
Granted during the first three months of 2011	37,150,000	0.09
Forfeited or expired during the first three months of 2011	—	—
Exercised during the first three months of 2011	—	—
Outstanding at March 31, 2011	46,650,000	$0.12	7.11	—
Vested or expected to vest	46,650,000	$0.12	7.11	—
Options exercisable, March 31, 2011	29,622,917	$0.17	7.18	—

The Company granted options exercisable for an aggregate of 46,650,000 shares of Common Stock outside the Plans of which 9,500,000 was granted to non-employees.

The weighted-average grant date fair value of options granted to employees during the three months ended March 31, 2011 and 2010 was $0.01 and $0.20, respectively.  The fair value of each option award was estimated on the date of grant using the Black-Scholes option pricing model and using the following weighted-average assumptions:

	March 30,
	2011	2010
Dividend yield	—	—
Expected volatility	66.00%	66.00%
Risk-free interest rate	1.61% - 2.10%	3.16% - 3.61%
Expected life (in years)	4 - 5	7 - 10
Fair Value of common stock	$0.03	$0.26 - $0.28

The weighted-average expected life for the options granted in during the three months ended March 31, 2011 of 4.00 years reflects the alternative simplified method permitted by authoritative guidance, which defines the expected life as the average of the contractual term of the options and the weighted-average vesting period for all option tranches.  Expected volatility for the 2011 option grants was based on historical volatility over the same number of years as the expected life, prior to the option grant date.

As of March 31, 2011, there was approximately $253,000 of unrecognized compensation cost related to options issued of which approximately $210,000 will be allocated to Bonds.com, Inc.  This amount is expected to be recognized over the remaining estimated life of the options, which on a weighted-average basis is approximately 2.92 years.

BONDS.COM GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2011

There were no options exercised during the three months ended March 31, 2011 and 2010.  Tax benefits related to option exercises were not deemed to be realized as net operating loss carryforwards are available to offset taxable income computed without giving effect to the deductions related to option exercises.

Non-cash compensation expense relating to stock options was calculated by using the Black-Scholes option pricing model, amortizing the value calculated over the vesting period and applying a zero forfeiture percentage as estimated by the Company's management, using historical information.  The Company has elected to recognize compensation cost for option awards that have graded vesting schedules on a straight-line basis over the requisite service period for the entire award.  For the three months ended March 31, 2011 and 2010, the non-cash compensation expense relating to option grants amounted to $555,166 and $1,727,765, respectively, of which $231,964 and $487,204 respectively, were allocated to Bonds.com, Inc.

18.      Related Party Transactions

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

BONDS.COM GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2011

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

BONDS.COM GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2011

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

See notes 10, 11 and 14 with respect to Notes Payable, Related Parties and Convertible Notes Payable, Related Parties, Stockholders Equity

The Company is renting office space in San Francisco from an institution that is affiliated with our co-chairman, Edwin L. Knetzger, III.

During the three months ended March 31, 2011, one customer, who is also an investor in the Company, represented approximately 15% of total revenue. The loss of that client could have a material adverse effect on our business.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following is management’s discussion and analysis of the financial condition and results of operations of Bonds.com Group, Inc. (“we”, “our”, “us”, or the “Company”), as well as our liquidity and capital resources. The discussion, including known trends and uncertainties identified by management, should be read in conjunction with the Company’s unaudited condensed consolidated financial statements and related notes included in this Amendment No. 1 to Quarterly Report on Form 10-Q, as well as our audited consolidated financial statements and notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2010.

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

Earnings Overview

As the Company continues on its growth path and implements its business plan, we continue to incur operating losses. For the three months ended March 31, 2011, we incurred a net loss of $3.1 million, which was $3.5 million less than the net loss of $6.6 million incurred for the period ended March 31, 2010. The change was due primarily to a number of offsetting factors: reductions in share based compensation and preferred stock dividend expenses offset by increased expenses for professional fees and a gain on settled derivative financial instruments.

Revenue

The Company generates all of its revenue through its riskless principal trading activity. Customers who aggress on our platform pay a mark-up/mark-down on each trade based on the trade’s size and maturity. All trades, once matched on the platform, settle at our clearing firm and the net proceeds are credited to our account.

Total revenue increased by approximately 30% to $0.8 million from $0.6 million for the three months ended March 31, 2011 compared to the same period in 2010. The increase was due to the continued growth in our customer base and increased trading volumes. Our revenue is measured as a function of the aggregate value of the securities traded, therefore revenue varies based on the size of the applicable trade.

Operating Expenses

The primary operating expenses of the Company are compensation, technology and professional and consulting fees. Payroll expenses in 2011 and 2010 include salaries, bonuses and employee benefits and payroll taxes. In the three months ended March 31, 2011, the payroll expenses include sales commissions. In addition, there is share based compensation expense associated with the issuance of stock options under the Company’s employee equity plans. Our technology costs include license and other fees to our technology vendor, market data services and other communication and technology costs. The professional and consulting fees are primarily corporate and regulatory counsel fees, audit and accounting services fees and marketing and other consulting related costs.

Operating expenses decreased slightly to $4.3 million from $4.5 million for the three months ended March 31, 2011 compared to the three months ended March 31, 2010. The decrease was driven primarily by decreases of $1.0 million in payroll related costs due to closing of the Florida office and a reduction in share based compensation offset by an increase of $0.8 million in professional and consulting fees and an increase of $0.2 million in other operating expenses.

Other Income and Expense

For the three months ended March 31, 2011, the Company's other income amounted to approximately $0.4 million compared to other expenses of $2.7 million for the three months ended March 31, 2010. The comparative decrease of approximately $3.1 million  is primarily due a reduction in the expense related to the settlement of derivative financial instruments of approximately $2.4 million in the three months ended March 31, 2011, offset by an increase in the gain on settled derivative financial transaction of $0.5 million in the three months ended March 31, 2011, and an reduction of interest expense of $0.2 million.

Liquidity and Capital Resources

The Company continues to rely on investor capital to fund its growing business. As of March 31, 2011, the Company had total current assets of approximately $4.1 million comprised of cash and cash equivalents, deposits with a clearing organization ($3.9 million), and prepaid expenses and other assets ($0.1 million). This compares with current assets of approximately $1.0 million, comprised of cash and cash equivalents ($0.5 million), a deposit with a clearing organization ($0.4 million), and prepaid expenses and other assets ($0.1 million), all as of December 31, 2010. This increase of $3.1 million in current assets between such dates was primarily due to the proceeds received from the issuance of preferred stock in February and March 2011 offset by cash used in operations and the repayment of certain promissory notes.

The Company’s current liabilities as of March 31, 2011 totaled approximately $5.4 million, comprised primarily of accounts payable and accrued expenses ($4.6 million), and liabilities under derivative financial instruments ($0.7 million).  By comparison, current liabilities at December 31, 2010 were approximately $5.4 million, comprised primarily of accounts payable and accrued expenses ($4.9 million), liabilities under derivative financial instruments ($0.5 million), and convertible notes payable to related parties ($0.1 million).

The working capital deficiency at March 31, 2011 was $1.3 million, which decreased by approximately $3.1 million compared to the balance at December 31, 2011 of $4.4 million.

During the three months ended March 31, 2011, the Company raised additional equity capital, net of issuance costs, by the issuance of preferred stock and Common Stock warrants in the aggregate amount of $6.6 million.

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

The following is a summary of the Company’s cash flows provided by (used in) operating, investing, and financing activities for the three months ended March 31, 2011 and 2010 (in 000’s):

	Three Months Ended March 31, 2011	Three Months Ended March 31, 2010
Net cash (used) in operating activities	$(6,785)	$(2,705)
Net cash (used in) investing activities	$(2)	$(1)
Net cash provided by financing activities	$6,346	$1,210
Net (decrease) in cash	$(441)	$(1,496)

Operating Activities - Cash used in operations for the three months ended March 31, 2011 amounted to approximately $6.8 million, consisting primarily of a net loss of approximately $3.1 million,  and operating cash used  for  the transfer of net deposits as a result of capital raised, to our clearing organization in the amount of $3.5 million and payments to reduce our accounts payable and accrued expenses of $ 0.6 million.

Investing Activities - There were no significant changes in net cash provided by, or used in, investment activities for the three months ended March 31, 2011 and 2010. The Company continues to expand and fund its operations primarily through financing activities and revenue generation.

Financing Activities - Net cash provided by financing activities of $6.3 million for the three months ended March 31, 2011, primarily consisted of net proceeds from the issuance of preferred stock and Common Stock warrants of $6.6 million offset by the repayment of certain promissory notes in the amount of $0.3.

Recent Financing Activities

See Note 15 in respect to recent financing.

Going Concern

Our independent auditors have added an emphasis paragraph to their audit opinion issued in connection with the consolidated financial statements of Bonds.com Group, Inc. for the years ended December 31, 2010 and 2009, with respect to the significant doubt that exists regarding our ability to continue as a going concern due to our recurring losses from operations, a working capital deficiency, and our accumulated deficit. We have a history of operating losses since our inception in 2005, and have a working capital deficiency of approximately $1.3 million, an accumulated deficit of approximately $32.8 million and a stockholders deficiency of approximately $2.9 million at March 31, 2011, which together raises substantial doubt about the Company’s ability to continue as a going concern. Our ability to continue as a going concern will be determined by our ability to sustain a successful level of operations and to continue to raise capital from debt, equity and other sources.

Critical Accounting Policies and Estimates

The preparation of financial statements and related disclosures in conformity with accounting principles generally accepted in the United States ("U.S. GAAP") requires estimates and assumptions that affect the reported amounts of assets and liabilities, revenues and expenses and related disclosures of contingent assets and liabilities in the financial statements and accompanying notes. The SEC has defined a company’s critical accounting policies as the ones that are most important to the portrayal of the company’s financial condition and results of operations, and which require the company to make its most difficult and subjective judgments, often as a result of the need to make estimates of matters that are inherently uncertain. We believe that our estimates and assumptions are reasonable under the circumstances; however, actual results may vary from these estimates and assumptions. We have identified in Note 2 - “Summary of Significant Accounting Policies” to the condensed consolidated financial statements contained in this Amendment No. 1 to the Quarterly Report certain critical accounting policies that affect the more significant judgments and estimates used in the preparation of such financial statements.

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

Fair Value of Financial Instruments

Under U.S. GAAP, fair value is defined as “the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date.U.S. GAAP establishes a three-tiered fair value hierarchy that prioritizes inputs to valuation techniques used in fair value calculations. The three levels of inputs are defined as Level 1 (unadjusted quoted prices for identical assets or liabilities in active markets), Level 2 (inputs that are observable in the marketplace other than those inputs classified in Level 1) and Level 3 (inputs that are unobservable in the marketplace). The Company’s financial assets and liabilities measured at fair value on a recurring basis consist of its investment securities and derivative financial instruments.

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

Based on the controls evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that, as of the end of the period covered by this Quarterly Report, our disclosure controls were not operating effectively to provide reasonable assurance that information required to be disclosed in our periodic reports filed with the SEC is recorded, processed, summarized and reported within the time period specified by the SEC, and that material information relating to the Company and its consolidated subsidiaries is made known to management, including the Chief Executive Officer and Chief Financial Officer, particularly during the period when our periodic reports are being prepared.

The basis for the determination that our disclosure controls and procedures are not operating effectively at the reasonable assurance level are that (a) we have material weaknesses in our internal control over financial reporting (as disclosed in detail in our Annual Report on Form 10-K for the fiscal year ended December 31, 2010 filed with the Securities and Exchange Commission on May 5, 2011 (Item 9A. Controls and Procedures) and including the additional material weaknesses disclosed in detail in our Annual Report on Form 10-K for the fiscal year ended December 31, 2011 filed with the Securities and Exchange Commission on May 21, 2012), such material weaknesses resulted in the restatement of the Quarterly Reports on Form 10-Q/A for each of the quarterly periods in 2011, and (b) our historical periodic filings have not always been completed on a timely basis.

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

Dated: October __, 2012	BONDS.COM GROUP, INC.

	By:	/s/ John Ryan
	Name:	John Ryan
	Title:	Chief Financial Officer (Signing in his capacity as duly authorized officer and as Principal Financial Officer of the Registrant)