Form 10-Q/A
period 2011-06-30
Bonds.com Group, Inc.
filed 2012-10-12
CIK 1179090

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
Yes ☐ No ☒

APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 104,354,190   shares of common stock, par value $0.0001 per share, outstanding as of August 10, 2011.

EXPLANATORY NOTE

Bonds.com Group, Inc., a Delaware corporation (“Bonds.com Group”), is filing this Amendment No. 1 (“Amended Form 10-Q”) to its Quarterly Report on Form 10-Q for the three and six month interim period ended June 30, 2011, which was originally filed with the Securities and Exchange Commission (“SEC”) on August 22, 2011 (the “Original Form 10-Q”) to, among other things, restate Bonds.com Group’s unaudited condensed consolidated financial statements for the three-month period ended June 30, 2011 (including notes thereto), and restate disclosures in Management’s Discussion and Analysis.

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

Details of the effects of the restatement are included in Note 3 to the unaudited condensed consolidated financial statements herein, and in Note 19 to Bonds.com Group’s Annual Report on Form 10-K for the fiscal year ended December 31, 2011, with the SEC on May 21, 2012 (the “2011 Form 10-K”) .

Also, additional related party disclosure was added in footnote 18 regarding a major customer.

This Amended Form 10-Q also includes currently-dated certifications from Bonds.com Group’s Chief Executive Officer and Chief Financial Officer, as required by Sections 302 and 906 of the Sarbanes-Oxley Act of 2001.  Bonds.com Group has not modified or updated disclosures presented in the Original Form 10-Q, except to reflect the effects of the restatement and to clarify certain disclosures.  Accordingly, this Amended Form 10-Q does not reflect other events occurring after the Original Form 10-Q, nor does it modify or update those disclosures affected by such subsequent events.  Additionally, Bonds.com Group has filed (i) the 2011 Form 10-K, (ii) its Quarterly Report on Form 10-Q for the interim period ended March 31, 2012, with the SEC on May 21, 2012, (iii) its Quarterly Report on Form 10-Q for the interim period ended June 30, 2012, with the SEC on August 14, 2012, and  (iv) Current Reports on Form 8-K with the SEC since March 21, 2011.  See such filings made since March 31, 2011, which include disclosures of events that have occurred since such date.

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

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements.

  BONDS.COM GROUP, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS

	June 30, 2011 (unaudited) (RESTATED)	December 31, 2010
Assets

Current assets
Cash	$38,308	$548,030
Investment securities	1,984	2,527
Deposits from clearing organizations	3,447,312	373,128
Deferred tax asset	2,306	2,306
Prepaid expenses and other assets	121,398	89,700
Total current assets	3,611,308	1,015,691

Property and equipment, net	89,488	83,167
Intangible assets, net	1,826,772	939,759
Goodwill	99,000	––
Other assets	75,981	66,983
Deferred tax asset	10,040	172,614
Total assets	$5,712,589	$2,278,214

Liabilities and Stockholders’ Deficit

Current liabilities
Accounts payable and accrued expenses	$4,359,301	$4,867,861
Notes payable, other	––	82,000
Convertible notes payable, other, net of debt discounts	650,000	24,243
Preferred stock dividend payable	335,492	––
Liability under derivative financial instruments	776,571	464,844
Total current liabilities	6,121,364	5,438,948

Long-term liabilities
Notes payable, related parties	100,000	300,000
Convertible notes payable, other, net of debt discount	1,232,472	1,227,486
Convertible notes payable, related parties	1,740,636	2,390,636
Deferred rent	33,702	41,506
Total liabilities	9,228,174	9,398,576

Commitments and contingencies

Stockholders’ Deficit
Preferred stock Series A $0.0001 par value; 450,000 authorized; 85,835 and 85,835 issued and outstanding, respectively (aggregate liquidation value of $858 and $469, respectively)	8	5
Convertible preferred stock Series B $0.0001 par value; 20,000 authorized, 0 and 2,250 issued and outstanding, respectively (aggregate liquidation value of $0 and $2,736,000, respectively)	––	2
Convertible preferred stock Series B-1 $0.0001 par value; 6,000 authorized, 0 and 1,250 issued and outstanding, respectively (aggregate liquidation value of $0 and $1,520,000, respectively)	––	1
Convertible preferred stock Series C $0.0001 par value;10,000 authorized, 10,000 and 0 issued and outstanding, respectively (aggregate liquidation value of $6,500,000 and $0, respectively)	1	––
Convertible preferred stock Series D $0.0001 par value; 14,500 authorized, 11,150 and 0 issued and outstanding, respectively (aggregate liquidation value of $13,676,986 and $0, respectively)	1	––
Convertible preferred stock Series D-1$0.0001 par value; 1,500 authorized, 1,250 and 0 issued and outstanding, respectively (aggregate liquidation value of $1,540,548 and $0, respectively)	––	––
Common stock $0.0001 par value; 1,500,000,000 authorized; 104,354,190 and 103,694,139 issued and outstanding, respectively	10,435	10,369
Additional paid-in capital	31,656,151	21,464,512
Accumulated deficit	(35,182,181)	(28,595,251)
Stockholders’ Deficit	(3,515,585)	(7,120,362)
Total liabilities and stockholders’ deficit	$5,712,589	$2,278,214

See the accompanying notes to the condensed consolidated financial statements.

BONDS.COM GROUP, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

	Three Months Ended June 30,		Six Months Ended June 30,
	2011	2010	2011	2010
	(unaudited) (RESTATED)	(unaudited)	(unaudited) (RESTATED)	(unaudited)

Revenue	$931,675	$779,939	$1,752,421	$1,414,090

Operating expenses
Payroll and related costs	1,355,027	2,795,530	3,212,916	5,674,508
Technology and communications	844,200	736,815	1,546,978	1,483,090
Rent and occupancy	137,206	165,614	269,717	307,202
Professional and consulting fees	604,096	351,142	1,801,147	763,158
Marketing and advertising	31,103	97,968	56,103	213,205
Other operating expenses	103,877	81,111	287,002	200,040
Clearing and executing cost	41,726	99,253	194,999	178,580
Total operating expenses	3,117,235	4,327,433	7,368,862	8,819,783
Loss from operations	(2,185,560)	(3,547,494)	(5,616,441)	(7,405,693)

Other income (expense)
Interest expense, net	(95,050)	(245,899)	(204,854)	(614,828)
Gain on settled derivatives	––	––	465,952	––
Change in value of derivative financial instruments	71,426	3,276,289	85,712	924,843
Other income (expense), net	49,146	––	110,768	––
Total other income (expense)	25,522	3,030,390	457,578	310,015
Loss before income tax expense	$(2,160,038)	$(517,104)	$(5,158,863)	$(7,095,678)
Income tax expense	(34,710)	(342,386)	(162,574)	(342,386)
Net loss	(2,194,748)	(859,490)	(5,321,437)	(7,438,064)
Preferred stock dividends	(207,429)	––	(1,265,493)	––
Net loss applicable to common stockholders	$(2,402,177)	$(859,490)	$(6,586,930)	$(7,438,064)
Net loss per common share - basic and diluted	$(0.02)	$(0.01)	$(0.06)	$(0.10)
Weighted average number of shares of common stock outstanding	104,354,190	76,593,154	104,354,190	76,244,686

See the accompanying notes to the condensed consolidated financial statements.

BONDS.COM GROUP, INC.
 CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ (DEFICIT)

							Total
	Preferred Stock		Common Stock		Paid-In	Accumulated	Stockholders'
(UNAUDITED) (RESTATED)	Shares	Amount	Shares	Amount	Capital	(Deficit)	(Deficit)
Balances at December 31, 2010	89,335	$8	103,694,139	$10,369	$21,464,512	$(28,595,251)	$(7,120,362)
Issuance of series C convertible preferred stock for the acquisition of Beacon's assets	10,000	1	––	––	1,071,999	––	1,072,000
Issuance of convertible preferred series D shares of Unit sale, net issuance cost of $331,625	8,900	1	––	––	8,561,374	––	8,561,375
Fair value of common stock warrants issued in conjunction with February, March, and June 2011 Unit sales	––	––	––	––	(617,286)	––	(617,286)
February 2011 Exchange Offer - issuance of convertible preferred series D shares (2,250) for series B (2,250) and convertible preferred series D-1 (1,250) for series B-1 (1,250) resulting in preferred stock dividend	––	––	––	––	708,336	(930,001)	(221,665)
Fair value of common stock warrants issued in conjunction with February 2011 Exchange Offer, classified as derivative financial instruments	––	––	––	––	(23,335)	––	(23,335)
Stock-based compensation expense	––	––	––	––	308,613	––	308,613
Common stock associated with the exchange offer	––	––	660,051	66	46,138	––	46,204
Issuance of common stock warrants for consulting services	––	––	––	––	135,800	––	135,800
Dividends to preferred shareholders	––	––	––	––	––	(335,492)	(335,492)
Net loss	––	––	––	––	––	(5,321,437)	(5,321,437)
Balances at June 30, 2011 - (unaudited)	108,235	$10	104,354,190	$10,435	$31,656,151	$(35,182,181)	$(3,515,585)

See the accompanying notes to the condensed consolidated financial statements.

BONDS.COM GROUP, INC.
 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Six Months Ended June 30,
	2011	2010
	(unaudited) (RESTATED)	(unaudited)
Cash Flows From Operating Activities
Net loss	$(5,321,437)	$(7,438,064)
Adjustments to reconcile net loss to net cash used in operating activities:
Deferred income taxes	162,574	342,386
Depreciation	24,205	54,058
Amortization	85,987	79,043
Share-based compensation	649,309	2,286,475
Gain on settled derivatives	(465,952)	––
Change in value of derivative financial instruments	(84,607)	(924,843)
Amortization of debt discount	5,744	289,478
Exchange offer financing	46,204	––
Consulting services for warrants	135,800	––
Deferred rent income	(15,714)	––
Changes in operating assets and liabilities:
Deposit with clearing organization	(3,074,184)	664,071
Prepaid expenses and other assets	(31,155)	91,602
Security deposit	6,716	––
Accounts payable and accrued expenses	(849,256)	297,942
Deferred rent	(7,805)	(1,371)
Net cash used in operating activities	(8,733,571)	(4,259,223)
Cash Flows From Investing Activities
Purchase of property and equipment	(30,526)	(7,601)
Purchase of intangible assets	––	(16,976)
Net cash used in investing activities	(30,526)	(24,577)
Cash Flows From Financing Activities
Proceeds received from issuance of common stock	––	655,500
Proceeds received from issuance of preferred stock, net	8,561,375	1,542,000
Proceeds received from convertible notes payable	––	650,000
Proceeds received from notes payable	––	20,000
Repayments of notes payable, other	(82,000)	(1,147,953)
Repayments of notes payable, related parties	(200,000)	––
Repayments of convertible notes payable, other	(25,000)	––
Net cash provided by financing activities	8,254,375	1,719,547
Net decrease in cash	(509,722)	(2,564,253)
Cash, beginning of year	548,030	2,672,230
Cash, end of year	$38,308	$107,977

Supplemental Disclosure of Cash Flow Information
Cash paid for interest	$53,356	$280,772
Debt discount on convertible notes payable	$––	$9,919
Debt discount on warrants issued with notes payable - related party	$––	$7,243
Common stock and options issued in connection with services rendered and a litigation settlement	$––	$183,718
Cancellation of unvested share-based compensation awards	$––	$22,533
Warrants issued at Exchange offer	$23,335	$––
Issuance of preferred stock for asset acquisition	$1,072,000	$––

See the accompanying notes to the condensed consolidated financial statements.

BONDS.COM GROUP, INC.
 NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2011
1 - Description of Business and Summary of Significant Accounting Policies

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
JUNE 30, 2011

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

2 - Summary of Significant Accounting Policies

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
JUNE 30, 2011

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

BONDS.COM GROUP, INC.
 NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2011

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

3 - Restatement

The following tables contain restated quarterly financial data for the three and six months ended June 30, 2011. The Company believes that the following information reflects all normal recurring adjustments necessary for a fair presentation of the information for the periods presented. The operating results for any quarter are not necessarily indicative of results for any future periods.

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

BONDS.COM GROUP, INC.
 NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2011

Effect on Condensed Consolidated Balance Sheet June 30, 2011

	As Previously Reported	Adjustments	Restated
Total assets	$5,712,589	$—	$5,712,589

Accounts payable and accrued expenses	3,779,631	579,670	4,359,301
Preferred stock dividend payable	336,745	(1,253)	335,492
Liability under derivative financial instruments	3,488,242	(2,711,671)	776,571
Total current liabilities	8,254,618	(2,133,254)	6,121,364
Total liabilities	11,361,428	(2,133,254)	6,121,364

Stockholders' deficit:
Additional paid-in capital	40,149,766	(8,493,615)	31,656,151
Accumulated deficit	(45,809,050)	10,626,869	(35,182,181)
Total stockholders' deficit	(5,648,839)	2,133,254	(3,515,585)
Total liabilities and stockholders' deficit	$5,712,589	$––	$5,712,589

Effect on Condensed Consolidated Statement of Operations for the Three Months Ended June 30, 2011

	As Previously Reported	Adjustments	Restated
Payroll and related costs	$1,193,135	$161,892	$1,355,027
Total operating expenses	2,955,343	161,892	3,117,235
Loss from operations	(2,023,668)	(161,892)	(2,185,560)

Loss on settled derivatives	(15,508)	15,508	––
Change in fair value of derivative financial instruments	1,847,691	(1,776,265)	71,426
Total other income (expenses)	1,786,279	(1,760,757)	25,522
Loss before income tax expense	$(237,389)	$(1,922,649)	$(2,160,038)
Net loss	(272,099)	(1,922,649)	(2,194,748)
Preferred stock dividends	(3,990,139)	3,782,710	(207,429)
Net loss applicable to common shareholders	$(4,262,238)	$1,860,061	$(2,402,177)

Net loss per common share - basic and diluted	$(0.04)	$0.02	$(0.02)
Weighted average number of shares of common stock outstanding	104,354,190	104,354,190	104,354,190

BONDS.COM GROUP, INC.
 NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2011

Effect on Condensed Consolidated Statement of Operations for the Six Months Ended June 30, 2011

	As Previously Reported	Adjustments	Restated
Payroll and related costs	$4,557,774	$(1,344,858)	$3,212,916
Professional fees	2,683,047	(881,900)	1,801,147
Total operating expenses	9,575,620	(2,226,758)	7,368,862
Loss from operations	(7,823,199)	2,226,758	(5,616,441)

Interest expense	(202,499)	(2,355)	(204,854)
Gain on settled derivatives	(1,410,908)	1,876,860	465,952
Change in fair value of derivative financial instruments	3,519,422	(3,433,710)	85,712
Other income (expense), net	10,768	100,000	110,768
Total other income (expenses)	1,916,783	(1,459,205)	457,578
Loss before income tax expense	(5,926,416)	767,553	(5,158,863)
Net loss	(6,088,990)	767,553	(5,321,437)
Preferred stock dividends	(11,124,809)	9,859,316	(1,265,493)
Net loss applicable to common shareholders	$(17,213,799)	$10,626,869	$(6,586,930)

Net loss per common share - basic and diluted	$(0.16)	$0.10	$(0.06)
Weighted average number of shares of common stock outstanding	104,354,190	104,354,190	104,354,190

Effect on Condensed Consolidated Statement of Cash Flows for the Six Months Ended
June 30, 2011

	As Previously Reported	Adjustments	Restated

Net Loss	$(17,213,799)	$11,892,362	$(5,321,437)
Adjustments to reconcile net loss to net cash used in operating activities:
Share-based compensation	2,331,885	(1,682,576)	649,309
Preferred stock dividend	8,148,215	(8,148,215)	––
Gain on settled derivatives	1,410,908	(1,876,860)	(465,952)
Change in value of derivative financial instruments	(879,567)	794,960	(84,607)
Consulting services for warrants	1,017,700	(881,900)	135,800
Deferred rent income	(15,715)	1	(15,714)
Changes in operating assets & liabilities
Prepaid expenses and other assets	(31,698)	543	(31,155)
Security deposit	6,717	(1)	6,716
Account payable and accrued expenses	(1,088,230)	238,974	(849,256)
Preferred stock dividend payable	336,745	(336,745)	––
Net cash used in operating activities	(8,734,114)	543	(8,733,571)

Proceeds from sale of investment securities	543	(543)	––
Net cash used in investing activities	(29,983)	(543)	(30,526)

BONDS.COM GROUP, INC.
 NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2011

4 - Going Concern

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

5 - Fair Value of Financial Instruments

The Company measures the financial assets in three levels, based on the markets in which the assets and liabilities are traded and the reliability of the assumptions used to determine fair value. These levels are:
.
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

BONDS.COM GROUP, INC.
 NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2011

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

Commencing with the quarter ended March 31, 2011, the Company changed its methodology for measuring the fair value of its common stock which was previously based on its over-the-counter market trading price. The Company determined that the historical prices and trading volume of its publicly-traded common stock were no longer sufficient to determine the readily determinable fair value of the Company’s stock. The over-the-counter market has not been active and private sales of the Company’s shares sold are significantly lower than the historical trading price. The Company now obtains an independent valuation for determining the fair value of its common stock.

 Level 3 Assets and Liabilities

Level 3 liabilities include instruments whose value is determined using pricing models and for which the determination of fair value requires significant management judgment or estimation.

Fair values of assets measured on a recurring basis at June 30, 2011 and December 31, 2010 are as follows:

BONDS.COM GROUP, INC.
 NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2011

		Quoted Prices
		in Active
		Markets for	Significant
		Identical	Other	Significant
		Assets /	Observable	Unobservable
		Liabilities	Inputs	Inputs
June 30 , 2011	Fair Value	(Level 1)	(Level 2)	(Level 3)
Assets
Investment securities	$1,984	$––	––	$1,984
Total assets measured at fair value on a recurring basis	$1,984	$––	$––	$1,984

Liabilities
Derivative financial instruments	$776,571	$––	––	$776,571
Total liabilities measured at fair value on a recurring basis	$776,571	$––	$––	$776,571

December 31, 2010
Assets
Investment securities	$2,527	$––	$––	$2,527
Total assets measured at fair value on a recurring basis	$2,527	$––	$––	$2,527
Liabilities
Derivative financial instruments	$464,844	$––	$––	$464,844
Total liabilities measured at fair value on a recurring basis	$464,844	$––	$––	$464,844

Both observable and unobservable inputs may be used to determine the fair value of positions that the Company has classified within the Level 3 category. As a result, the unrealized gains for liabilities within the Level 3 category presented in the tables below may include changes in fair value that were attributable to both observable and unobservable inputs. The following table presents additional information about Level 3 liabilities measured at fair value on a recurring basis for the period ended June 30, 2011:

Fair Value of Derivative Financial Instruments
Balance - December 31, 2010	$464,844
Changes in fair value included in operations	(85,712)
Issuances and settlements	397,439
Balance - June 30, 2011	$776,571

The change in value of derivative financial instruments included in June 30, 2011 and 2010 statements of operation are related to Level 3 instruments held.

BONDS.COM GROUP, INC.
 NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2011

Quantitative information about Level 3 Fair Value Measurements

	Fair Value at 6/30/11	Valuation Technique	Unobservable Inputs	Range	(Weighted Average)
Derivative liability	776,571	Binomial lattice pricing model	Fair Value of common Stock	$0.02	$0.02
			Probability strike price	$0.03 - 0.07	$0.0610
			Expected term/life (years)	4.59 - 4.98	4.66
			Dividend yield	0.00%	0.00%
			Expected volatility	66.00%	66.00%
			Risk-free rate for expected life	1.76%	1.76%

The weighted-average fair value of warrants outstanding for the six months ended June 30, 2011 was $0.0044.

6.	Credit Risk

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

8.  Intangible Assets

Intangible assets consisted of the following at June 30, 2011:

BONDS.COM GROUP, INC.
 NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2011
	June 30, 2011
	Gross	Accumulated Amortization	Net
Non-amortizing intangible assets and goodwill:
Domain name (www.bonds.com)	$850,000		$850,000
Broker-dealer license	50,000		50,000

	900,000		900,000

Amortizing Intangible assets:
Software	431,996	(426,963)	5,033
Capitalized website development costs	196,965	(180,981)	15,984
Other	979,529	(73,774)	905,755
	1,608,490	(681,718)	926,772
	$2,508,490	$(681,718)	$1,826,772

Amortization expense for the three and six months ended June 30, 2011 was $46,539 and $85,987, respectively.  Amortization expense for the three and six months ended June 30, 2010 was $36,321 and $79,043, respectively.

The following is a schedule of estimated future amortization expense of intangible assets as of June 30, 2011:

Year Ending December 31,
2011 (remaining six months)	$92,861
2012	167,408
2013	164,218
2014	161,388
2015	161,388
Thereafter	179,509
$926,772

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

BONDS.COM GROUP, INC.
 NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2011

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

	Six Months Ended
	June 30,
	2011	2010
Revenue	$1,752,421	$1,422,368
Net loss applicable to common stockholders	$(6,786,930)	$(8,996,279)
Net loss per common share—basic and diluted	$0.01	$(0.12)

BONDS.COM GROUP, INC.
 NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2011
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

BONDS.COM GROUP, INC.
 NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2011

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

11. Convertible Notes Payable, Related and Non-Related Parties

The following is a summary of related party and non-related party convertible notes payable at June 30, 2011 and December 31, 2010:

	June 30, 2011	December 31, 2010
Related Parties

$1,236,836 secured convertible promissory note held by the Nadel Receiver, originating from the conversion of $1,236,836 of previously outstanding promissory notes and accrued interest in September of 2008, and $50,000 in cash received in December of 2008, bearing interest at 10% per annum, principal and accrued interest is due at maturity on October 12, 2013.	$1,286,836	$1,286,836

$203,800 secured convertible promissory note payable to Valhalla Investment Partners, an investment fund formerly co-managed by Christopher Moody, originating from the conversion of $203,800 of previously outstanding promissory notes and accrued interest in September of 2008, bearing interest at 10% per annum, principal and accrued interest is due at maturity on October 12, 2013	203,800	203,800

$250,000 secured convertible promissory note payable to the Neil Moody Revocable Trust, an entity affiliated with Christopher Moody, originating from $250,000 in cash received in October of 2008, bearing interest at 10% per annum, principal and accrued interest is due at maturity on October 12, 2013.	250,000	250,000

$650,000 secured promissory note, May 2010 financing, bearing interest at 9% per annum, principal and accrued interest is due at maturity on June 30, 2012.	650,000	650,000
Total Related Parties	2,390,636	2,390,636

Non-Related Parties

$1,275,000 in secured convertible promissory notes payable to various individuals, originating from $1,275,000 in cash received during the period from September 22, 2008 through June 30, 2009.	1,250,000	1,275,000
Total	1,250,000	1,275,000
Less: unamortized debt discount	(17,528)	(23,271)
Total Non-Related Parties	1,232,472	1,251,729

Total	3,623,108	3,642,365
Less: current portion	(650,000)	(24,243)

Long-term portion	$2,973,108	$3,618,122

BONDS.COM GROUP, INC.
 NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2011

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

BONDS.COM GROUP, INC.
 NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2011
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

12.   Notes Payable-Other

The following is a summary of outstanding principal due on unrelated third party notes payable at June 30, 2011 and December 31, 2010:

	June 30,	December 31,
	2011	2010

$250,000 note payable to an investment advisory firm for services rendered in relation to the Company’s reverse merger transaction, amended on March 12, 2010, bearing interest at 10.0% per annum, principal and accrued interest payments being due on March 15, 2010, June 15, 2010, September 15, 2010 and December 15, 2010.	$—	$82,000
Total		82,000
Less: current portion	––	82,000
Long-term portion	$––	$––

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

BONDS.COM GROUP, INC.
 NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2011

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

BONDS.COM GROUP, INC.
 NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2011

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

BONDS.COM GROUP, INC.
 NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2011

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

BONDS.COM GROUP, INC.
 NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2011

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

Mr. O’Krepkie’s Employment Agreement contains confidentiality and invention assignment provisions, a 12-month post-employment non-compete and customer and employee non-solicit covering North America and any other country in which the Company does business; provided, however, such non-competition and non-solicitation covenants do not limit or restrict Mr. O’Krepkie from (a) engaging in a business that is not primarily engaged in electronic fixed income trading or (b) soliciting clients, former clients or prospective clients for services that do not directly compete with the services provided by the Company.Additionally, pursuant to his Employment Agreement, on February 2, 2011, the Company granted to Mr. O’Krepkie two options to purchase shares of the Company’s Common Stock: (a) an option to purchase 18,575,000 shares of the Company’s Common Stock at a purchase price of $0.07 per share for a period of 7 years, all of which was vested at grant, and (b) an option to purchase 18,575,000 shares of the Company’s Common Stock at a purchase price of $0.105 per share for a period of 7 years, which shall vest quarterly over a period of three years.

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

BONDS.COM GROUP, INC.
 NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2011

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

14.    Stockholders' Equity

Description of Authorized Capital

Preferred stock activity for the six months ended June 30, 2011 is as follows:

BONDS.COM GROUP, INC.
 NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2011

	Series A	Series B	Series B-1	Series C	Series D	Series D-1
Balance at December 31, 2010	85,835	2,250	1,250	—	––	––
Issued	––	––	––	10,000	11,150	1,250
Cancelled/Exchanged	––	(2,250)	(1,250)	––	––	––
Balance at June 30, 2011	85,835	––	––	10,000	11,150	1,250

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

BONDS.COM GROUP, INC.
 NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2011

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
JUNE 30, 2011

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

On June 23, 2011, the Company entered into a unit purchase agreement with Jefferies & Company, Inc. ("Jefferies") pursuant to which, the Company sold 20 Units to Jefferies for an aggregate purchase price of $2,000,000, before the deduction of transaction fees and expenses which amounted to $66,664. The Company allocated $134,286 and $1,865,714 of its proceeds to the Common Stock warrants and Series D Preferred, respectively, using the residual method.  The Company analyzed the effective conversion feature of  the Series D Preferred and determined that there was no beneficial conversion features upon the issuance.

BONDS.COM GROUP, INC.
 NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2011

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

Common Stock Purchase Warrants

Warrant activity for the six months ended June 30, 2011 is as follows:

	Numbers of Warrants	Weighted- Average Exercise Price
Outstanding at December 31, 2010	35,378,665	$0.32
Issued	187,285,706	0.06
Cancelled or expired	(9,375,008)	0.24
Exercised	—	-
Outstanding at June 30, 2011	213,289,363	$0.10

Weighted average fair value granted during the six months ended June 30, 2011		$0.00499

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

The Company recorded $135,800 and $0 of consulting expense during the six months ended June 30, 2011 and 2010, respectively, relating to warrants awarded.

Warrants issued in connection with Preferred Stock Series D issuances

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

BONDS.COM GROUP, INC.
 NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2011

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

On March 7, and June 23, 2011 the Company issued warrants exercisable for 5,714,286 and 28,571,429 shares of Common Stock, respectively, in connection with the unit purchase agreements .  The fair value of such warrants issued at grant date, which amounted to $28,000 and $134,286, was determined using a Binomial Lattice valuation model ranging from $0.0047 to $0.0049 per warrant utilizing the following assumptions, expected volatility of 66.00%, risk-free interest rate ranging from 1.48% to 2.19% ,expected term of five years, weighted average probability strike price of $0.0610 and a fair value of the underlying common stock of $0.02.

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

Related to the exchange of the Series B Preferred for share of Series D Preferred, the Company issued warrants exercisable for 32,142,848 shares of Common Stock with a  fair value at grant date of $157,500.

In connection with the Exchange Agreement, the Company cancelled warrants exercisable for 9,375,008 shares of Common Stock originally issued in connection with the Series B Preferred.  In connection with this exchange, the Company recorded a charge of $142,499 to preferred dividend expense.

Series A Purchase Participating Preferred Warrants

Series A Preferred warrant activity for the six months ended June 30, 2011 is as follows:

	Numbers of Series A Preferred Warrants	Weighted- Average Exercise Price
Outstanding at December 31, 2010	52,084	$24.00
Issued	178,575	6.10
Cancelled or expired	(52,084)	24.00
Exercised	––	—–
Outstanding at June 30, 2011	178,575	$6.10
Weighted average fair value granted during the six months ended June 30, 2011		$0.49

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

BONDS.COM GROUP, INC.
 NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2011

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

15.    Earnings (Loss) Per Share

Basic loss per share is computed by dividing loss available to the Company by the weighted-average number of shares of Common Stock outstanding for the period. Diluted loss per share considers the potential dilution that could occur if securities or other contracts to issue Common Stock were exercised or converted into Common Stock or resulted in the issuance of Common Stock that shared in the earnings of the Company.  No diluted loss per share has been computed since the effect of any potentially dilutive securities would be antidilutive.  Potentially dilutive securities excluded from the calculation of weighted average Common Stock outstanding June 30, 2011 include 244,855,092 of both, Common Stock and Series A Preferred warrants, 45,827,496 Common Stock underlying the Company’s stock options, 64,394,019 shares issuable under convertible notes payable and 290,548,275 shares issuable under preferred stock all which have the ability to be converted to common stock.

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

2011
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

17.    Share-Based Compensation

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

BONDS.COM GROUP, INC.
 NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2011

The exercise price of both incentive and non-statutory stock options, except when granted pursuant to a merger or other corporate transaction,  may not be less than 100% of the closing price of the Common Stock on date of grant (or the last reporting closing price if there is no activity on the date of grant); provided, however, that the exercise price of an incentive stock option granted to a holder of at least ten percent (10%) of total issued and outstanding Common Stock shall not be less than 110% of the closing price of the share of Common Stock.  As of June 30, 2011, the Company had options exercisable for 61,850,000 shares of Common Stock available to grant under the 2011 Equity Plan and options exercisable for 2,245,287 shares of Common Stock available to grant under the 2006 Plan.

Stock option activity related to options granted to employees under the Plans and related information for the six months ended June 30, 2011 is provided below:

	Shares	Weighted- Average Exercise Price	Weighted-Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value
Outstanding at December 31, 2010	10,958,538	$0.36	––	––
Granted	11,000,000	0.09
Forfeited	(70,000)	0.33
Exercised	––	––
Outstanding at June 30, 2011	21,888,538	$0.23	8.37	––
Vested or expected to vest	21,888,538	$0.23	8.37	––
Options exercisable, June 30, 2011	14,656,663	$0.29	7.71	––

Stock option activity related to options granted outside the Plans to both employees and non-employees and related information for the six months ended June 30, 2011 is provided below:
	Shares	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value
Outstanding at December 31, 2010	9,500,000	$0.38	—	––
Granted during the first six months of 2011	37,150,000	0.09
Forfeited or expired during the first six months of 2011	––	––
Exercised during the first six months of 2011	––	––
Outstanding at June 30, 2011	46,650,000	$0.12	6.86	––
Vested or expected to vest	46,650,000	$0.12	6.86	––
Options exercisable, June 30, 2011	31,170,833	$0.17	6.91	––

The Company granted options exercisable for an aggregate of 46,650,000 shares of Common Stock outside the Plans of which 9,500,000 were granted to non-employees.

BONDS.COM GROUP, INC.
 NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2011

The weighted-average grant date fair value of options granted to employees during the six months ended June 30, 2011 and 2010 was $0.01 and $0.20, respectively.  The fair value of each option award was estimated on the date of grant using the Black-Scholes option pricing model and using the following weighted-average assumptions:

	June 30,
	2011	2010
Dividend yield	—	––
Expected volatility	66.00%	66.00%
Risk-free interest rate	1.61% - 2.10%	2.86% - 3.61%
Expected life (in years)	4 - 5	7 - 10
Fair Value of common
stock	$0.03	$0.15 - $0.28

The weighted-average expected life for the options granted in during the six months ended June 30, 2011 of 4.00 years reflects the alternative simplified method permitted by authoritative guidance, which defines the expected life as the average of the contractual term of the options and the weighted-average vesting period for all option tranches.  Expected volatility for the 2011 option grants was based on historical volatility over the same number of years as the expected life, prior to the option grant date.

As of June 30, 2011, there was approximately $232,000 of unrecognized compensation cost related to options issued of which approximately $193,000 will be allocated to Bonds.com, Inc.  This amount is expected to be recognized over the remaining estimated life of the options, which on a weighted-average basis is approximately 2.72 years.

There were no options exercised during the six months ended June 30, 2011 and 2010.  Tax benefits related to option exercises were not deemed to be realized as net operating loss carryforwards are available to offset taxable income computed without giving effect to the deductions related to option exercises.

Non-cash compensation expense relating to stock options was calculated by using the Black-Scholes option pricing model, amortizing the value calculated over the vesting period and applying a zero forfeiture percentage as estimated by the Company's management, using historical information.  The Company has elected to recognize compensation cost for option awards that have graded vesting schedules on a straight-line basis over the requisite service period for the entire award.  For the six months ended June 30, 2011 and 2010, the non-cash compensation expense relating to option grants amounted to $649,309 and $2,907,804, respectively, of which $277,413 and $688,379 respectively, were allocated to Bonds.com, Inc.

18.    Related Party Transactions

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

BONDS.COM GROUP, INC.
 NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2011

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

BONDS.COM GROUP, INC.
 NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2011

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

See notes 10, 11 and 14 with respect to Notes Payable, Related Parties and Convertible Notes Payable, Related Parties, Stockholders Equity

During the six months ended June 30, 2011, one customer, who is also an investor in the Company, represented approximately 13% of total revenue. The loss of that client could have a material adverse effect on our business.

19.	Income Tax

For the six months ended June 30, 2011 and 2010, the Company recorded an income tax provision of $162,574 and $342,386, respectively. The effective tax rate for the six months ended June 30, 2011 and 2010 was 3.2% and 4.6%, respectively. The effective tax rate decrease for the six months ended June 30, 2011 was attributed to an unrealized gain on derivatives related to convertible notes payable. The tax rate differs from the statutory federal rate of 34% primarily due to valuation allowances recorded on the Company's net operating loss carry forward generated during the period. A valuation allowance has been recorded because it is more likely than not that the company will not be able to utilize net operating loss carry forward.

BONDS.COM GROUP, INC.
 NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2011

20.    Subsequent Events

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

Financial Results of Operations

Earnings Overview

As the Company continues on its growth path and implements its business plan we continue to incur operating losses.  For the three months ended June 30, 2011 we incurred a net loss of $2.2 million, which was $1.3 million more than the net loss of $0.9 million incurred for the period ended June 30, 2010. The change was due primarily to a number of offsetting factors including reductions in share based compensation offset by increased expenses for professional fees.

For the six months ended June 30, 2011 we incurred a net loss of $5.3 million, which was $2.1 million less than the net loss of $7.4 million incurred for the period ended June 30, 2010. The change was due primarily to a number of offsetting factors including reductions in share based compensation offset by increased expenses for professional fees.

Revenue

The Company generates all of its revenue through its riskless principal trading activity. Customers who aggress on our platform pay a mark-up/mark-down on each trade based on the trade’s size and maturity. All trades, once matched on the platform, settle at our clearing firm and the net proceeds are credited to our account.

Total revenue increased by approximately 19% to $0.9 million from $0.8 million for the three months ended June 30, 2011 compared to the same period in 2010. The increase was due to the continued growth in our customer base and increased trading volumes. Our revenue is measured as a function of the aggregate value of the securities traded, therefore revenue varies based on the size of the applicable trade.

Total revenue increased by approximately 24% to $1.8 million from $1.4 million for the six months ended June 30, 2011 compared to the same period in 2010. The increase was due to the continued growth in our customer base and increased trading volumes. Our revenue is measured as a function of the aggregate value of the securities traded, therefore revenue varies based on the size of the applicable trade.

Operating Expenses

The primary operating expenses of the Company are compensation, technology and professional and consulting fees. Payroll expenses in 2011 and 2010 include salaries, bonuses and employee benefits and payroll taxes. In the six months ended June 30, 2011, the payroll expenses include sales commissions. In addition, there is share based compensation expense associated with the issuance of stock options under the Company’s employee equity plans. Our technology costs include license and other fees to our technology vendor, market data services and other communication and technology costs. The professional and consulting fees are primarily corporate and regulatory counsel fees, audit and accounting services fees and marketing and other consulting related costs.

Operating expenses decreased by $1.2 million to $3.1 million from $4.3 million for the three months ended June 30, 2011 compared to the three months ended June 30, 2010. The decrease was driven primarily by a decrease of $1.4 million in payroll related costs due to closing of the Florida office and a reduction in 2010 share based compensation offset by increases technology and communication, professional and consulting fees and minor increases in other operating expenses.

Operating expenses decreased by $1.5 million to $7.3 million from $8.5 million for the six months ended June 30, 2011 compared to the six months ended June 30, 2010. The decrease was driven primarily by a decrease of $2.5 million in payroll related costs due to closing of the Florida office and a reduction in 2010 share based compensation offset by an increase of $1.0 million in professional and consulting fees.

Other Income and Expense

For the three months ended June 30, 2011, the Company's other income was negligible ($25,000) compared to $3.0 million for the three months ended June 30, 2010. The decrease is due a reduction in the expense related to the change in the value of derivative financial instruments and a reduction of interest expense of $0.2 million.

For the six months ended June 30, 2011 the Company's other income increased by approximately $0.7 million compared to the six months ended June 30, 2010. The increase is primarily due a reduction of interest expense of $0.4 million, a net reduction in income from settlement and valuation of derivative financial instruments of $0.4 million and a net increase of $0.1 million in other income.

 Liquidity and Capital Resources

The Company continues to rely on investor capital to fund its growing business. As of June 30, 2011, the Company had total current assets of approximately $3.6 million comprised of cash and cash equivalents, deposits with a clearing organization ($3.5 million), and prepaid expenses and other assets ($0.1 million). This compares with current assets of approximately $1.0 million, comprised of cash and cash equivalents ($0.5 million), a deposit with a clearing organization ($0.4 million), and prepaid expenses and other assets ($0.1 million), all as of December 31, 2010. This increase of $2.6 million in current assets between such dates was primarily due to the proceeds received from the issuance of preferred stock in February, March and June 2011 offset by cash used in operations and the repayment of certain promissory notes.

The Company’s current liabilities as of June 30, 2011 totaled approximately $6.1million, comprised primarily of accounts payable and accrued expenses ($4.4 million), and liabilities under derivative financial instruments ($0.8 million)  By comparison current liabilities at December 31, 2010 were approximately $5.4 million, comprised primarily of accounts payable and accrued expenses ($4.9 million), liabilities under derivative financial instruments ($0.5 million), and convertible notes payable to related parties ($0.1 million).

The working capital deficiency at June 30, 2011 was $2.5million, which decreased by approximately $1.9 million compared to the balance at December 31, 2011 of $4.4 million.

During the six months ended June 30, 2011, the Company raised additional equity capital, net of issuance costs, by the issuance of preferred stock and Common Stock warrants in the aggregate amount of $8.6 million.

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

The following is a summary of the Company’s cash flows provided by (used in) operating, investing, and financing activities for the six months ended June 30, 2011 and 2010 (in 000’s):

	Three Months Ended June 30, 2011	Three Months Ended June 30, 2010
Net cash (used) in operating activities	$(8,734)	$(4,259)
Net cash (used in) investing activities	$(30)	$(25)
Net cash provided by financing activities	$8,254	$1,720
Net (decrease) in cash	$(510)	$(2,564)

Operating Activities - Cash used in operations for the six months ended June 30, 2011 amounted to approximately $8.7 million, consisting primarily of a net loss of approximately $5.3 million,  and operating cash used  for  the transfer of net deposits as a result of capital raised, to our clearing organization in the amount of $3.1million and payments to reduce our accounts payable and accrued expenses of $ 0.8 million.

Investing Activities . There were no significant changes in net cash provided by, or used in, investment activities for the six months ended June 30, 2011 and 2010. The Company continues to expand and fund its operations primarily through financing activities and revenue generation.

Financing Activities . Net cash provided by financing activities of $8.3 million for the six months ended June 30, 2011, primarily consisted of net proceeds from the issuance of preferred stock and Common Stock warrants of $8.6 million offset by the repayment of certain promissory notes in the amount of $0.3.

Recent Financing Activities

In February, March and June 2011 the Company sold units of convertible preferred stock and common stock warrants in the amount of $8.9 million to new investors (before reduction for issuance costs). This cash was raised primarily for the purpose of covering general operating costs of the Company.

Going Concern

Our independent auditors have added an emphasis paragraph to their audit opinion issued in connection with the consolidated financial statements of Bonds.com Group, Inc. for the years ended December 31, 2010 and 2009, with respect to the significant doubt that exists regarding our ability to continue as a going concern due to our recurring losses from operations, a working capital deficiency, and our accumulated deficit. We have a history of operating losses since our inception in 2005, and have a working capital deficiency of approximately $2.5 million, an accumulated deficit of approximately $35.2 million and a stockholders deficiency of approximately $3.5 million at June 30, 2011, which together raises doubt about the Company’s ability to continue as a going concern. Our ability to continue as a going concern will be determined by our ability to sustain a successful level of operations and to continue to raise capital from debt, equity and other sources.

Critical Accounting Policies and Estimates

The preparation of financial statements and related disclosures in conformity with accounting principles generally accepted in the United States (“U.S. GAAP”) requires estimates and assumptions that affect the reported amounts of assets and liabilities, revenues and expenses and related disclosures of contingent assets and liabilities in the financial statements and accompanying notes. The SEC has defined a company’s critical accounting policies as the ones that are most important to the portrayal of the company’s financial condition and results of operations, and which require the company to make its most difficult and subjective judgments, often as a result of the need to make estimates of matters that are inherently uncertain. We believe that our estimates and assumptions are reasonable under the circumstances; however, actual results may vary from these estimates and assumptions. We have identified in Note 2 - “Summary of Significant Accounting Policies” to the Condensed Consolidated financial statements contained in this Amendment No. 1 to Quarterly Report on Form 10-Q/A certain critical accounting policies that affect the more significant judgments and estimates used in the preparation of such financial statements.

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

Fair Value of Financial Instruments

Under U.S. GAAP, fair value is defined as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. U.S. GAAP establishes a three-tiered fair value hierarchy that prioritizes inputs to valuation techniques used in fair value calculations. The three levels of inputs are defined as Level 1 (unadjusted quoted prices for identical assets or liabilities in active markets), Level 2 (inputs that are observable in the marketplace other than those inputs classified in Level 1) and Level 3 (inputs that are unobservable in the marketplace). The Company’s financial assets and liabilities measured at fair value on a recurring basis consist of its investment securities and derivative financial instruments.

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

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our President (who is our principal executive officer as of June 30, 2011) and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of June 30, 2011.  Based on that evaluation, our President and Chief Financial Officer have concluded that our disclosure controls were not operating effectively to provide reasonable assurance that information required to be disclosed in reports that we file or submit under the Securities Exchange Act of 1934, as amended, is (a) recorded, processed, summarized and reported within the time periods specified by the Securities and Exchange Commission’s rules and forms, and (b) accumulated and communicated to our management, including our President and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

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

Changes in Internal Control over Financial Reporting

There have been no changes in our internal control over financial reporting in the quarter ending June 30, 2011 that have materially affected or are reasonably likely to materially affect our internal control over financial reporting.

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