Form 10-Q/A
period 2011-09-30
Bonds.com Group, Inc.
filed 2012-10-12
CIK 1179090

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
Yes ☐ No ☒

APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 104,354,190 shares of common stock, par value $0.0001 per share, outstanding as of November 21, 2011.

EXPLANATORY NOTE

Bonds.com Group, Inc., a Delaware corporation (“Bonds.com Group”), is filing this Amendment No. 1 (“Amended Form 10-Q”) to its Quarterly Report on Form 10-Q for the three and nine month interim period ended September 30, 2011, which was originally filed with the Securities and Exchange Commission (“SEC”) on November 21, 2011 (the “Original Form 10-Q”) to, among other things, restate Bonds.com Group’s unaudited condensed consolidated financial statements for the three-month period ended September 30, 2011 (including notes thereto), and restate disclosures in Management’s Discussion and Analysis.

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

Also, Note 20 includes additional related party disclosure regarding a major customer.

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

PART I - FINANCIAL INFORMATION

Item 1.Financial Statements.

  BONDS.COM GROUP, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS

	September 30, 2011 (unaudited) (RESTATED)	December 31, 2010
Assets

Current assets
Cash	$42,472	$548,030
Investment securities	1,554	2,527
Receivable from clearing organizations	1,718,036	373,128
Deferred tax assets	2,306	2,306
Prepaid expenses and other assets	186,161	89,700
Total current assets	1,950,529	1,015,691

Property and equipment, net	77,059	83,167
Intangible assets, net	1,780,240	939,759
Goodwill	99,000	-
Other assets	71,696	66,983
Deferred tax asset	22,056	172,614
Total assets	$4,000,580	$2,278,214

Liabilities and Stockholders’ Deficit

Current liabilities
Accounts payable and accrued expenses	$3,900,542	$4,867,861
Notes payable, other	—	82,000
Convertible notes payable, other, net of debt discounts	650,000	24,243
Preferred stock dividend payable	602,189	—
Other liabilities	348,907	—
Liability under derivative financial instruments	4,105,715	464,844
Total current liabilities	9,607,353	5,438,948

Long-term liabilities
Notes payable, related parties	100,000	300,000
Convertible notes payable, other, net of debt discount	1,234,590	1,227,486
Convertible notes payable, related parties	1,740,636	2,390,636
Deferred rent	29,802	41,506
Total liabilities	12,712,381	9,398,576

Commitments and contingencies

Stockholders’ Deficit
Preferred stock Series A $0.0001 par value; 450,000 authorized; 85,835 and 85,835 issued and outstanding, respectively (aggregate liquidation value of $858 and $469, respectively)	8	5
Convertible preferred stock Series B $0.0001 par value; 20,000 authorized, 0 and 2,250 issued and outstanding, respectively (aggregate liquidation value of $0 and $2,736,000, respectively)	—	2
Convertible preferred stock Series B-1 $0.0001 par value; 6,000 authorized, 0 and 1,250 issued and outstanding, respectively (aggregate liquidation value of $0 and $1,520,000, respectively)	—	1
Convertible preferred stock Series C $0.0001 par value;10,000 authorized, 10,000 and 0 issued and outstanding, respectively (aggregate liquidation value of $6,500,000 and $0, respectively)	1	—
Convertible preferred stock Series D $0.0001 par value; 14,500 authorized, 11,150 and 0 issued and outstanding, respectively (aggregate liquidation value of $13,901,819 and $0, respectively)	1	—
Convertible preferred stock Series D-1$0.0001 par value; 1,500 authorized, 1,250 and 0 issued and outstanding, respectively (aggregate liquidation value of $1,565,753 and $0, respectively)	—	—
Common stock $0.0001 par value; 1,500,000,000 authorized; 104,354,190 and 103,694,139 issued and outstanding, respectively	10,435	10,369
Additional paid-in capital	32,666,674	21,464,512
Accumulated deficit	(41,388,920)	(28,595,251)
Stockholders’ Deficit	(8,711,801)	(7,120,362)
Total liabilities and stockholders’ deficit	$4,000,580	$2,278,214

See the accompanying notes to the condensed consolidated financial statements.

BONDS.COM GROUP, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

	Three Months Ended September 30,		Nine Months Ended September 30,
	2011	2010	2011	2010
	(unaudited) (RESTATED)	(unaudited)	(unaudited) (RESTATED)	(unaudited)

Revenue	$1,091,041	$599,964	$2,843,462	$2,014,054

Operating expenses
Payroll and related costs	1,830,422	3,318,539	5,043,338	8,993,047
Technology and communications	706,483	743,385	2,253,461	2,226,475
Rent and occupancy	184,547	197,394	454,264	504,596
Professional and consulting fees	423,712	396,215	2,224,859	1,159,373
Marketing and advertising	26,130	97,373	82,233	310,578
Other operating expenses	179,067	66,888	466,069	266,928
Clearing and executing cost	168,229	124,522	363,228	303,102
Total operating expenses	3,518,590	4,944,316	10,887,452	13,764,099
Loss from operations	(2,427,549)	(4,344,352)	(8,043,990)	(11,750,045)

Other income (expense)
Interest expense, net	(94,384)	(244,484)	(299,238)	(859,312)
Gain on settled derivatives	—	—	465,952	—
Change in value of derivative financial instruments	(3,330,249)	4,501,616	(3,243,270)	5,426,459
Other income (expense), net	(99,875)	—	9,626	—
Total other income (expense)	(3,524,508)	4,257,132	(3,066,930)	4,567,147
Loss before income tax expense	$(5,952,057)	$(87,220)	$(11,110,920)	$(7,182,898)
Income tax expense	12,015	(1,693,958)	(150,559)	(2,036,344)
Net loss	(5,940,042)	(1,781,178)	(11,261,479)	(9,219,242)
Preferred stock dividends	(266,697)	—	(1,532,190)	—
Net loss applicable to common stockholders	$(6,206,739)	$(1,781,178)	$(12,793,669)	$(9,219,242)
Net loss per common share - basic and diluted	$(0.06)	$(0.02)	$(0.12)	$(0.12)
Weighted average number of shares of common stock outstanding	104,354,190	76,593,154	104,354,190	76,244,686

See the accompanying notes to the condensed consolidated financial statements.

BONDS.COM GROUP, INC.
 CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ (DEFICIT)

	Preferred Stock		Common Stock		Paid-In	Accumulated	Total Stockholders’
(UNAUDITED) (RESTATED)	Shares	Amount	Shares	Amount	Capital	(Deficit)	(Deficit)
Balances at December 31, 2010	89,335	$8	103,694,139	$10,369	$21,464,512	$(28,595,251)	$(7,120,362)

Issuance of series C convertible preferred stock for the acquisition of Beacon’s assets	10,000	1	—	—	1,071,999	—	1,072,000

Issuance of convertible preferred series D shares of Unit sale, net issuance cost of $331,625	8,900	1	—	—	8,561,374	—	8,561,375

Fair value of common stock warrants issued in conjunction with February, March, and June 2011 Unit sales	—	—	—	—	(617,286)	—	(617,286)

February 2011 Exchange Offer - issuance of convertible preferred series D shares (2,250) for series B (2,250) and convertible preferred series D-1 (1,250) for series B-1 (1,250) resulting in preferred stock dividend	—	—	—	—	708,336	(930,001)	(221,665)

Fair value of common stock warrants issued in conjunction with February 2011 Exchange Offer, classified as derivative financial instruments	—	—	—	—	(23,335)	—	(23,335)

Stock-based compensation expense	—	—	—	—	1,233,422	—	1,233,422

Common stock associated with the October 2010 exchange offer	—	—	660,051	66	46,138	—	46,204

Issuance of common stock warrants for consulting services	—	—	—	—	221,514	—	221,514

Dividends to preferred shareholders	—	—	—	—	—	(602,189)	(602,189)

Net loss	—	—	—	—	—	(11,261,479)	(11,261,479)
Balances at September 30, 2011 - (unaudited)	108,235	$10	104,354,190	$10,435	$33,666,674	$(41,388,920)	$(8,711,801)

See the accompanying notes to the condensed consolidated financial statements.

BONDS.COM GROUP, INC.
 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Nine Months Ended September 30,
	2011	2010
	(unaudited) (RESTATED)	(unaudited)
Cash Flows From Operating Activities
Net loss	$(11,261,479)	$(9,219,242)
Adjustments to reconcile net loss to net cash used in operating activities:
Deferred income taxes	150,558	2,036,344
Depreciation	38,317	73,590
Amortization	132,519	91,900
Share-based compensation	1,233,422	3,613,874
Gain on settled derivatives	(465,952)	—
Change in value of derivative financial instruments	3,243,270	(5,426,459)
Amortization of debt discount	7,862	400,252
Exchange offer financing	46,203	—
Consulting services for warrants	140,562	—
Deferred rent income	(11,429)	—
Changes in operating assets and liabilities:
Deposit with clearing organization	(1,344,908)	1,168,946
Prepaid expenses and other assets	(14,536)	251,734
Security deposit	6,716	—
Accounts payable and accrued expenses	(966,052)	2,075,831
Other liabilities	348,908	—
Deferred rent	(11,705)	(2,056)
Net cash used in operating activities	(8,727,724)	(4,935,286)
Cash Flows From Investing Activities
Purchase of property and equipment	(32,209)	(7,601)
Purchase of intangible assets	—	(17,150)
Net cash used in investing activities	(32,209)	(24,751)
Cash Flows From Financing Activities
Proceeds received from issuance of common stock	—	655,500
Proceeds received from issuance of preferred stock, net	8,561,375	1,542,000
Proceeds received from notes payable - related parties	—	500,000
Proceeds received from convertible notes payable	—	2,490,636
Proceeds received from notes payable	—	20,000
Repayments of notes payable, other	(82,000)	(1,089,500)
Repayments of notes payable, related parties	(200,000)	—
Repayments of convertible notes payable, other	(25,000)	(1,740,636)
Net cash provided by financing activities	8,254,375	2,378,000
Net decrease in cash	(505,558)	(2,582,037)
Cash, beginning of year	548,030	2,672,230
Cash, end of year	$42,472	$90,193

Supplemental Disclosure of Cash Flow Information
Cash paid for interest	$53,356	$280,772
Debt discount on convertible notes payable	$—	$9,919
Debt discount on warrants issued with notes payable - related party	$—	$7,243
Cancellation of unvested share-based compensation awards	$—	$1,663,158
Warrants issued at Exchange offer	$23,335	$—
Issuance of preferred stock for asset acquisition	$1,072,000	$—

See the accompanying notes to the condensed consolidated financial statements.

BONDS.COM GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2011

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
SEPTEMBER 30, 2011

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
SEPTEMBER 30, 2011

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
SEPTEMBER 30, 2011

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

The following tables contain restated quarterly financial data for the three and nine months ended September 30, 2011. The Company believes that the following information reflects all normal recurring adjustments necessary for a fair presentation of the information for the periods presented. The operating results for any quarter are not necessarily indicative of results for any future periods.

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

BONDS.COM GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2011

Effect on Condensed Consolidated Balance Sheet
September 30, 2011

	As Previously Reported	Adjustments	Restated
Prepaid expense and other assets	$288,161	$(102,000)	$186,161
Total current assets	2,052,529	(102,000)	1,950,529
Total assets	4,102,580	(102,000)	4,000,580

Accounts payable and accrued expenses	3,793,352	107,190	3,900,542
Preferred stock dividend payable	603,441	(1,252)	602,189
Liability under derivative financial instruments	7,024,167	(2,918,452)	4,105,715
Total current liabilities	12,419,867	(2,812,514)	9,607,353
Total liabilities	15,524,895	(2,812,514)	12,712,381

Stockholders’ deficit:
Additional paid-in capital	40,822,885	(8,156,211)	32,666,674
Accumulated deficit	(52,255,645)	10,866,725	(41,388,920)
Total stockholders’ deficit	(11,422,315)	2,710,514	(8,711,801)
Total liabilities and stockholders’ deficit	$4,102,580	$(102,000)	$4,000,580)

Effect on Condensed Consolidated Statement of Operations for the Three Months Ended
September 30, 2011

	As Previously Reported	Adjustments	Restated
Payroll and related costs	$1,663,963	$166,459	$1,830,422
Total operating expenses	3,352,131	166,459	3,518,590
Loss from operations	(2,261,090)	(166,459)	(2,427,549)

Change in fair value of derivative financial instruments	(3,535,925)	205,676	(3,330,249)
Other income (expense), net	(300,514)	200,639	(99,875)
Total other income (expenses)	(3,930,823)	406,315	(3,524,508)
Loss before income tax expense	$(6,191,913)	$239,856	$(5,952,057)
Net loss	(6,179,898)	239,856	(5,940,042)
Net loss applicable to common shareholders	$(6,446,595)	$239,856	$(6,206,739)

Net loss per common share - basic and diluted	$(0.06)	$-	$(0.06)
Weighted average number of shares of common stock outstanding	104,354,190	104,354,190	104,354,190

BONDS.COM GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2011

Effect on Condensed Consolidated Statement of Operations for the Nine Months Ended
September 30, 2011

	As Previously Reported	Adjustments	Restated
Payroll and related costs	$6,221,737	$(1,178,399)	$5,043,338
Professional fees	3,106,759	(881,900)	2,224,859
Total operating expenses	12,947,751	(2,060,299)	10,887,452
Loss from operations	(10,104,289)	2,060,299	(8,043,990)

Interest expense	(296,883)	(2,355)	(299,238)
Gain on settled derivatives	(1,410,908)	1,876,860	465,952
Change in fair value of derivative financial instruments	(16,503)	(3,226,767)	(3,243,270)
Other income (expense), net	(289,746)	299,372	9,626
Total other income (expenses)	(2,014,040)	(1,052,890)	(3,066,930)
Loss before income tax expense	(12,118,329)	1,007,409	(11,110,920)
Income tax expense	(150,559)	-	(150,559)
Net loss	(12,268,888)	1,007,409	(11,261,479)
Preferred stock dividends	(11,391,506)	9,859,316	(1,532,190)
Net loss applicable to common shareholders	$(23,660,394)	$10,866,725	$(12,793,669)

Net loss per common share - basic and diluted	$(0.23)	$0.10	$(0.12)
Weighted average number of shares of common stock outstanding	104,354,190	104,354,190	104,354,190

Effect on Condensed Consolidated Statement of Cash Flows for the Nine Months Ended
September 30, 2011

	As Previously Reported	Adjustments	Restated

Net Loss	$(23,660,394)	$12,398,915	$(11,261,479)
Adjustments to reconcile net loss to net cash used in operating activities:
Share-based compensation	2,817,290	(1,583,868)	1,233,422
Preferred stock dividend	8,148,215	(8,148,215)	—
Gain on settled derivatives	1,410,908	(1,876,860)	(465,952)
Change in value of derivative financial instruments	2,656,358	586,912	3,243,270
Consulting services for warrants	1,205,414	(1,064,852)	140,562
Changes in operating assets & liabilities
Prepaid expenses and other assets	(198,461)	183,925	(14,536)
Account payable and accrued expenses	(1,074,509)	108,457	(966,052)
Preferred stock dividend payable	603,441	(603,441)	—
Net cash used in operating activities	(8,728,697)	973	(8,727,724)

Proceeds from sale of investment securities	973	(973)	—
Net cash used in investing activities	(31,236)	(973)	(32,209)

BONDS.COM GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2011

4.	Going Concern

Since its inception, the Company has generated limited revenues and has incurred a cumulative net loss of approximately $41,389,000. As of September 30, 2011, the Company has a working capital deficit of approximately $7,657,000, including approximately $650,000 of outstanding convertible note plus interest payable within the next twelve months. Management commenced operations in December of 2007 and utilized capital raised throughout the years ended December 31, 2009, 2008 and 2007. Operations during the year ended December 31, 2010 and the nine months ended September 30, 2011 have also been funded using proceeds received from the issuance of convertible notes to related and unrelated parties, secured promissory notes to related and unrelated parties and the issuance of common and preferred stock as sources of funds. If the Company does not obtain additional capital in the near term, its ability to continue to implement its business plan may be limited. These conditions raise substantial doubt about the Company’s ability to continue as a going concern.

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
SEPTEMBER 30, 2011

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

Fair values of assets measured on a recurring basis at September 30, 2011 and December 31, 2010 are as follows:

		Quoted Prices
		in Active
		Markets for	Significant
		Identical	Other	Significant
		Assets /	Observable	Unobservable
		Liabilities	Inputs	Inputs
	Fair Value	(Level 1)	(Level 2)	(Level 3)
September 30 , 2011
Assets
Investment securities	$1,554	$—	—	$1,554
Total assets measured at fair value on a recurring basis	$1,554	$—	$—	$1,554
Liabilities
Derivative financial instruments	$4,105,715	$—	—	$4,105,715
Total liabilities measured at fair value on a recurring basis	$4,105,715	$—	$—	$4,105,715

December 31, 2010
Assets
Investment securities	$2,527	$—	$—	$2,527
Total assets measured at fair value on a recurring basis	$2,527	$—	$—	$2,527

Liabilities
Derivative financial instruments	$464,844	$—	$—	$464,844
Total liabilities measured at fair value on a recurring basis	$464,844	$—	$—	$464,844

BONDS.COM GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2011

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

Fair Value of Derivative Financial Instruments
Balance - December 31, 2010	$464,844
Changes in fair value included in operations	3,243,270
Issuances and settlements	397,601
Balance - September 30, 2011	$4,105,715

The majority of total unrealized loss was related to Level 3 instruments held during 2011.

BONDS.COM GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2011

Quantitative information about Level 3 Fair Value Measurements

	Fair Value at 9/30/11	Valuation Technique	Unobservable Inputs	Range	(Weighted Average)
Derivative liability	$4,105,715	Binomial lattice pricing model	Fair value of common stock	$0.03	$0.03
			Probability strike price	$0.03 - 0.07	$0.0610
			Expected term/life (years)	4.34 - 4.73	4.41
			Dividend yield	0.00%	0.00%
			Expected volatility	166.69% - 167.42%	167.30%
			Risk-free rate for expected life	0.69% - 0.96%	0.74%

The weighted-average fair value of warrants outstanding for the nine months ended September 30, 2011 was $0.0232.

6.	Credit Risk

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

8.	Intangible Assets

Intangible assets consisted of the following at September 30, 2011 and December 31, 2010:

	September 30,	December 31,
	2011	2010
Non-amortizing intangible assets
Domain name (www.bonds.com)	$850,000	$850,000
Broker dealer license	50,000	50,000
	900,000	900,000
Amortizing intangible assets
Technology	641,000	—
Software	431,996	431,996
Customer Relationships	322,000	—
Capitalized website development costs	196,965	196,965
Trade Name / Trademarks	10,000	—
Other	6,529	6,529
Total intangible assets	2,508,490	1,535,490
Less: accumulated amortization	(728,250)	(595,731)
Intangible assets, net	$1,780,240	$939,759

Amortization expenses for the three and nine months ended September 30, 2011 was $46,532 and $132,519, respectively. Amortization expenses for the three and nine months ended September 30, 2010 was $12,857 and $91,900, respectively.

BONDS.COM GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2011

The following is a schedule of estimated future amortization expense of intangible assets as of September 30, 2011:

Year Ending December 31,
2011	$46,329
2012	167,410
2013	164,218
2014	161,388
2015	161,388
Thereafter	179,507
$880,240

9.	Business Acquisition

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
SEPTEMBER 30, 2011

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

The following unaudited pro forma consolidated results of operations for the nine months ended September 30, 2011 and 2010 have been prepared as if the acquisition of Beacon had occurred at January 1.

	Nine Months Ended
	September 30,
	2011	2010
Revenue	$2,843,462	$2,028,850

Net loss applicable to common stockholders	$(12,993,669)	$(11,202,775)

Net loss per common share—basic and diluted	$(0.12)	$(0.15)

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
SEPTEMBER 30, 2011

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

BONDS.COM GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2011

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

BONDS.COM GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2011

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

BONDS.COM GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2011

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

12.	Notes Payable-Other

The following is a summary of outstanding principal due on unrelated third party notes payable at September 30, 2011 and December 31, 2010:

	2011	2010
Note payable	$—	$82,000
Total	—	82,000
Less: current portion	—	(82,000)
Long-term portion	$—	$—

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

BONDS.COM GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2011

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

BONDS.COM GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2011

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

Mr. Sanderson’s Employment Agreement contains confidentiality and invention assignment provisions, a 12-month post-employment non-compete and customer and employee non-solicit covering North America and any other country in which the Company does business; provided, however, such non-competition and non-solicitation covenants do not limit or restrict Mr. Sanderson from (a) engaging in a business that is not primarily engaged in electronic fixed income trading or (b) soliciting clients, former clients or prospective clients for services that do not directly compete with the services provided by the Company. Subsequent to September 30, 2011, Mr. Sanderson resigned from his position as Chief Executive Officer (see Note 20).

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

BONDS.COM GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2011

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

BONDS.COM GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2011

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

On July 14, 2011, the Company amended the stock options issued on February 2, 2011 to Michael O. Sanderson, George O’Krepkie, Jeffrey M. Chertoff and John Ryan, for further detail see Note 17.

On September 26, 2011, Mr. Chertoff resigned from his position as Bonds.com Group, Inc.’s Chief Financial Officer and resigned from the Company’s Board of Directors. Mr. Ryan, the Company’s Chief Administrative Officer, has taken on the additional role of Chief Financial Officer.

BONDS.COM GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2011

Marketing Agreement

On August 11, 2011, the Company entered into a Marketing Agreement with Red Kite Americas LLC (“Red Kite”). Pursuant to the Marketing Agreement, among other things, Red Kite has agreed to use its best efforts to market and promote our trading platform to institutional investors whose principal places of business are located in Brazil, Mexico or Columbia, and the Company has agreed to compensate Red Kite for such efforts. Red Kite’s compensation pursuant to this Marketing Agreement will be comprised of (a) a flat fee in the amount of $175.00 for each transaction in fixed income instruments executed on our trading platform by clients referred to the Company by Red Kite (subject to certain limitations), (b) a warrant to purchase 2,857,143 shares of the Company’s common stock at an exercise price of $0.07 per share, which the Company issued to Red Kite immediately (the “Initial Warrant”), and (c) additional warrants to purchase shares of the Company’s common stock, with the number of shares issuable under and exercise price of such warrants determined based on 5% of the net revenue in excess of $100,000 we generate from clients referred to the Company by Red Kite and the 20-day weighted average price of the Company common stock at the end of each 12-month period under the Marketing Agreement (each an “Additional Warrant”). The fair value of the warrants was $187,714 at the time of the issuance and it is being accreted to consulting expense over the contractual life.

The Marketing Agreement’s initial term is three years and it automatically renews for successive one-year terms unless terminated by either party upon 90-days’ notice prior to the end of a term. Red Kite shall have the right to terminate the Marketing Agreement earlier if the Company is unable to develop an emerging markets trading platform on or before the first anniversary of the Marketing Agreement or if the Company materially breaches the Marketing Agreement. The Company will have the right to terminate the Marketing Agreement earlier if (a) the aggregate per-transaction fees payable to Red Kite during the first year of the Marketing Agreement do not equal or exceed $100,000, (b) Red Kite materially breaches the Marketing Agreement, (c) Red Kite experiences a change of control, or (d) the Company experiences a change of control and pays a one-time termination fee equal to 50% of the per-transaction fees that otherwise would have been payable during the 12-month period following termination.

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

BONDS.COM GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2011

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

Refer to Note 16 “Net Capital, Reserve Requirements and Regulatory Matters” with respect to FINRA Regulatory Matters.

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

14.	Stockholders’ Equity

Description of Authorized Capital

Preferred stock activity for the nine months ended September 30, 2011 is as follows:

	Series A	Series B	Series B-1	Series C	Series D	Series D-1
Balance at December 31, 2010	85,835	2,250	1,250	—	—	—
Issued	—	—	—	10,000	11,150	1,250
Cancelled/Exchanged	—	(2,250)	(1,250)	—	—	—
Balance at September 30, 2011	85,835	—	—	10,000	11,150	1,250

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

BONDS.COM GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2011

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

Series D and D-1 Convertible Preferred Stock

On February 2, 2011, the Company amended the Certificate of Incorporation and authorized the issuance of 14,500 shares of Series D Convertible Preferred Stock, par value $0.0001 per share (the “Series D Preferred”) and 1,500 shares of Series D-1 Convertible Preferred Stock (the “Series D-1 Preferred”), $0.0001 par value.

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

Common Stock

On January 11, 2010, the Company amended the Certificate of Incorporation to increase the number of shares of common stock authorized to 300,000,000, and on July 1, 2011, amended the Certificate of Incorporation to increase the number of shares of common stock authorized to 1,500,000,000.

Series B Convertible Preferred Stock

On February 2, 2011, all of the shares of Series B Convertible Preferred Stock, par value $0.0001 per share (“Series B Preferred”) were exchanged for shares of Series D Preferred and are no longer outstanding.  Additionally, the right to receive the performance shares was terminated

BONDS.COM GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2011

 Series B-1 Convertible Preferred Stock

On February 2, 2011, all of the shares of Series B-1 Convertible Preferred Stock (par value $0.0001 per share (“Series B-1 Preferred”) were exchanged for shares of Series D-1 Preferred and are no longer outstanding.  Additionally, the right to receive the Series A Performance Shares was terminated.

Series C Convertible Preferred Stock Issuance

On February 2, 2011, in conjunction with the Asset Purchase Agreement for the acquisition of the Beacon assets (see note 7), the Company issued 10,000 shares of Series C Preferred as consideration for the purchase price of such assets.  The fair value of such shares was determined to be $1,072,000.

Series D Convertible Preferred Stock Issuance

On February 2, 2011, the Company entered into a Unit Purchase Agreement (the “Unit Purchase Agreement”) with Oak Investment Partners XII, LP. (“Oak”) and GFINet Inc. (“GFI”) and sold to Oak and GFI an aggregate of 65 units for a total purchase price of $6,500,000, before the deduction of transaction fees and expenses which amounted to $271,962.   Each unit (each a “Unit” and collectively the Units) is comprised of (a) warrants to purchase 1,428,572 shares of Common stock, at an initial exercise price of $0.07 per share, and (b) 100 shares of Series D Preferred.

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

Also, on February 2, 2011, in connection with and as a condition to, the transaction contemplated by the Unit Purchase Agreement, the Company entered into an Exchange Agreement, which with UBS Americas Inc., Bonds MX LLC,and Robert Jones (the “Exchange Agreement”).  Pursuant to the Exchange Agreement, the Company (a) issued an aggregate of 22.5 Units of Series D Preferred in exchange for all the outstanding shares of Series B Preferred and certain outstanding warrants to purchase shares of the Common Stock.  As a result of such exchange, the Company recorded $455,357 as preferred dividend expense for the market value of the additional Common Stock equivalent shares received by holder of Series B Preferred.

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

On June 23, 2011, the Company entered into a unit purchase agreement with Jefferies & Company, Inc. (“Jefferies”) pursuant to which, the Company sold 20 Units to Jefferies for an aggregate purchase price of $2,000,000, before the deduction of transaction fees and expenses which amounted to $66,664. The Company allocated $134,286 and $1,865,714 of its proceeds to the Common Stock warrants and Series D Preferred, respectively, using the residual method.  The Company analyzed the effective conversion feature of  the Series D Preferred and determined that there was no beneficial conversion features upon the issuance.

Preferred Stock Series D-1 Issuance

On February 2, 2011, the Company issued 12.5 units comprised of (a) warrants to purchase 14,286 shares of the Company’s Series A Preferred, with an initial exercise price of $7.00 per share (the “Series A Warrants”) and (b) 100 shares of Series D-1 Preferred in exchange for (a) all of the outstanding shares of our Series B-1 Preferred and (b) certain outstanding warrants to purchase shares of the Company’s Series A Preferred.   As a result of the exchange, the Company recorded $252,976 as preferred dividend expense for the market value of the additional common stock equivalent shares received by Series B-1 Preferred Holders.

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

BONDS.COM GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2011

Common Stock Purchase Warrants

Warrant activity for the nine months ended September 30, 2011 is as follows:

	Numbers of Warrants	Weighted-Average Exercise Price
Outstanding at December 31, 2010	35,378,665	$0.32
Issued	190,142,849	0.06
Cancelled or expired	(9,375,008)	0.24
Exercised	—	—
Outstanding at September 30, 2011	216,146,506	$0.10

Weighted average fair value granted during the nine months ended September 30, 2011		$0.0052

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

On August 11, 2011, the Company issued warrants to purchase 2,857,143 shares of Common Stock in exchange for marketing services to be rendered over a three year period. Such warrants had an exercise price of $0.07 and contain a provision allowing for cashless exercise.  The fair value of such warrants issued, amounting to $85,714, was determined using the Black-Scholes option-pricing model of $0.03 per warrant utilizing the following assumptions, expected volatility of 166.11%, risk-free interest rate of 1.02%, contractual term of five years and fair value of the underlying common stock of $0.03.  The fair value of such warrants were amortized over the three year service period and charged to operations during the nine months ended September 30, 2011.

The Company recorded $221,514 and $0 of consulting expense during the nine months ended September 30, 2011 and 2010, respectively, relating to warrants awarded.

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

BONDS.COM GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2011

On March 7, 2011, the Company issued warrants exercisable for 5,714,286 shares of Common Stock in connection with unit purchase agreements executed as of such date.  The fair value of such warrants issued at grant date, which amounted to $28,000, was determined using a Binomial Lattice valuation model at $0.0049 per warrant utilizing the following assumptions: expected volatility of 66.00%, risk-free interest rate of 2.19% ,expected term of five years, weighted average probability strike price of $0.0610 and a fair value of the underlying common stock of $0.02.

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

Series A Participating Preferred Warrants

Series A Preferred warrant activity for the nine months ended September 30, 2011 is as follows:

	Numbers of Series A Preferred Warrants	Weighted-Average Exercise Price
Outstanding at December 31, 2010	52,084	$24.00
Issued	178,575	6.10
Cancelled or expired	(52,084)	24.00
Exercised	—	—
Outstanding at September 30, 2011	178,575	$6.10
Weighted average fair value granted during the nine months ended September 30, 2011		$0.49

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
SEPTEMBER 30, 2011

15.	Earnings (Loss) Per Share

Basic loss per share is computed by dividing loss available to the Company by the weighted-average number of shares of Common Stock outstanding for the period. Diluted loss per share considers the potential dilution that could occur if securities or other contracts to issue Common Stock were exercised or converted into Common Stock or resulted in the issuance of Common Stock that shared in the earnings of the Company.  No diluted loss per share has been computed since the effect of any potentially dilutive securities would be antidilutive.  Potentially dilutive securities excluded from the calculation of weighted average Common Stock outstanding for the nine months ended September 2011include 247,712,236of both, Common Stock and preferred Series A Preferred warrants, 77,928,618Common Stock underlying the Company’s stock options, 65,500,763 shares issuable under convertible notes payable and 294,120,251 shares issuable under preferred stock all which have the ability to be converted to common stock.

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

Net capital positions of the Company’s broker dealer subsidiary were as follows at September 30, 2011

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

The exercise price of both incentive and non-statutory stock options, except when granted pursuant to a merger or other corporate transaction, may not be less than 100% of the closing price of the Common Stock on date of grant (or the last reporting closing price if there is no activity on the date of grant); provided, however, that the exercise price of an incentive stock option granted to a holder of at least ten percent (10%) of total issued and outstanding Common Stock shall not be less than 110% of the closing price of the share of Common Stock.  As of September 30, 2011, the Company had options exercisable for 896,440 shares of Common Stock available to grant under the 2011 Equity Plan and options exercisable for 2,245,287 shares of Common Stock available to grant under the 2006 Plan.

BONDS.COM GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2011

Stock option activity related to options granted to employees under the Plans and related information for the nine months ended September 30, 2011 is provided below:

	Shares	Weighted-Average Exercise Price	Weighted-Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value
Outstanding at December 31, 2010	10,958,538	$0.36	—	—
Granted	71,953,560	0.07
Forfeited	(70,000)	0.33
Exercised	—	—
Outstanding at September 30, 2011	82,842,098	$0.12	7.86	—
Vested or expected to vest	82,842,098	$0.12	7.86	—
Options exercisable, September 30, 2011	32,894,334	$0.17	7.08	—

Stock option activity related to options granted outside the Plans to both employees and non-employees and related information for the nine months ended September 30, 2011 is provided below:

	Shares	Weighted-Average Exercise Price	Weighted-Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value
Outstanding at December 31, 2010	9,500,000	$0.38	—	—
Granted during the first nine months of 2011	49,465,534	0.08
Forfeited or expired during the first nine months of 2011	—	—
Exercised during the first nine months of 2011	—	—
Outstanding at September 30, 2011	58,965,534	$0.11	6.65	—
Vested or expected to vest	58,965,534	$0.11	6.65	—
Options exercisable, September 30, 2011	45,034,284	$0.14	6.69	—

The Company granted options exercisable for an aggregate of 58,965,534 shares of Common Stock outside the Plans of which 9,500,000 were granted to non-employees.

BONDS.COM GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2011

The weighted-average grant date fair value of options granted to employees during the nine months ended September 30, 2011 and 2010 was $0.03 and $0.20, respectively.  The fair value of each option award was estimated on the date of grant using the Black-Scholes option pricing model using the following weighted-average assumptions:

	September 30,
	2011	2010
Dividend yield	—	—
Expected volatility	66.00% - 168.16%	66.00%
Risk-free interest rate	1.04% - 2.10%	2.86% - 3.61%
Expected life (in years)	4 - 5	7 - 10
Fair value of common stock	$0.03	$0.26 - $0.28

The weighted-average expected life for the options granted in during the nine months ended September 30, 2011 of 4.85 years reflects the alternative simplified method permitted by authoritative guidance, which defines the expected life as the average of the contractual term of the options and the weighted-average vesting period for all option tranches.  Expected volatility for the 2011 option grants prior to July 1, 2011 is based on historical volatility over the same number of years as the expected life, prior to the option grant date. Beginning July 1, 2011, expected volatility is based on an average of the Company’s volatility plus comparable companies over the same number of years as the expected life.

As of September 30, 2011, there was approximately $1,500,000 of unrecognized compensation cost related to options issued of which approximately $541,000 will be allocated to Bonds.com, Inc.  This amount is expected to be recognized over the remaining estimated life of the options, which on a weighted-average basis is approximately 3.38 years.

There were no options exercised during the nine months ended September 30, 2011 and 2010.  Tax benefits related to option exercises were not deemed to be realized as net operating loss carryforwards are available to offset taxable income computed without giving effect to the deductions related to option exercises.

Non-cash compensation expense relating to stock options was calculated by using the Black-Scholes option pricing model, amortizing the value calculated over the vesting period and applying a zero forfeiture percentage as estimated by the Company’s management, using historical information.  The Company has elected to recognize compensation cost for option awards that have graded vesting schedules on a straight-line basis over the requisite service period for the entire award.  For the nine months ended September 30, 2011 and 2010, the non-cash compensation expense relating to option grants amounted to $1,233,422 and $2,931,403, respectively, of which $383,735 and $698,479 respectively, were allocated to Bonds.com, Inc.

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

BONDS.COM GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2011

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
SEPTEMBER 30, 2011

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

In order to secure the termination of the Revenue Sharing Agreement and in cancellation of an additional contractual obligation in the potential amount of $432,000, on October 19, 2010, the Company entered into a Termination and Release Agreement with Mark G. Hollo, The Fund LLC and Black-II Trust (the “Termination and Release Agreement”). Pursuant to the Termination and Release Agreement, among other things, the Company (a) issued to Black-II Trust a warrant to purchase 10,000,000 shares of Common Stock at a purchase price of $0.24 per share, and (b) agreed to pay Black-II Trust an aggregate of $250,000 in four equal installments at such time, if ever, as the gross proceeds from the Offering (including the conversion of indebtedness) exceeds $5,000,000. In exchange, Mark G. Hollo provided his required consent to the termination of the Revenue Sharing Agreement, and The Fund LLC agreed to terminate the above-referenced contractual obligation. The foregoing warrant contains, among other things, a single demand registration right on Form S-3 at such time, if ever, as the Company is eligible to use Form S-3 and “piggy back” registration rights with respect to certain registration statements filed by the Company for its own sale of shares of Common Stock or resale of shares of Common Stock by other stockholders

On February 2, 2011, the Company issued three warrants to related parties or their affiliates or related parties: (a) a warrant to purchase 6,500,000 shares of the Company’s Common Stock at a purchase price of $0.07 per share for a period of 5 years, which was issued to Edwin L. Knetzger, III for prior services rendered (in addition to his services as a director of the Company), (b) a warrant to purchase 6,500,000 shares of the Company’s Common Stock at a purchase price of $0.07 per share for a period of 5 years, which was issued to Tully Capital Partners, LLC, a member of Bonds MX, LLC, for prior services rendered, and (c) a warrant to purchase 15,000,000 shares of the Company’s Common Stock at a purchase price of $0.10 per share for a period of 5 years, which was issued to Laidlaw & Co (UK), Inc., a related party of Laidlaw Venture Partners III, LLC.

The Company is renting office space in San Francisco from an institution that is affiliated with our co-chairman, Edwin L. Knetzger, III.

See notes 10, 11 and 14 with respect to Notes Payable, Related Parties and Convertible Notes Payable, Related Parties, Stockholders Equity

19.	Income Tax

For the nine months ended September 30, 2011 and 2010, the Company recorded an income tax provision of $150,559 and $2,036,344, respectively. The effective tax rate for the nine months ended September 30, 2011 and 2010 was 1.35% and 28.34%, respectively. The effective tax rate decrease for the six months ended September 30, 2011 was attributed to an unrealized gain on derivatives related to convertible notes payable. The tax rate differs from the statutory federal rate of 34% primarily due to valuation allowances recorded on the Company’s net operating loss carry forward generated during the period. A valuation allowance has been recorded because it is more likely than not that the company will not be able to utilize net operating loss carry forward.

20.	Subsequent Events

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

Financial Results of Operations

Earnings Overview

As the Company continues on its growth path and implements its business plan we continue to incur operating losses. For the three months ended September 30, 2011 we incurred a net loss of $5.9 million, which was $4.1 million more than the net loss of $1.8 million incurred for the period ended September 30, 2010. The change was due primarily to unrealized losses incurred as a result of a change in the valuation methodology used for derivative financial instruments, offset by a reduction in payroll and share based compensations costs, income tax expense and an increase in revenues.

For the nine months ended September 30, 2011 we incurred a net loss of $11.3 million, which was $2.1 million more than the net loss of $9.2 million incurred for the period ended September 30, 2010. The change was due primarily to unrealized losses incurred as a result of a change in the valuation methodology used for derivative financial instruments plus an increase in professional fees,both offset by a reduction in payroll and share based compensations costs, income tax expense and an increase in revenues.

Revenue

The Company generates all of its revenue through its riskless principal trading activity. Customers who aggress on our platform pay a mark-up/mark-down on each trade based on the trade’s size and maturity. All trades, once matched on the platform, settle at our clearing firm and the net proceeds are credited to our account.

Total revenue increased by 82% to $1.1 million from $0.6 million for the three months ended September 30, 2011 compared to the same period in 2010. The increase was due to the continued growth in our customer base and increased trading volumes. Our revenue is measured as a function of the aggregate value of the securities traded, therefore revenue varies based on the size of the applicable trade.

Total revenue increased by 41% to $2.8 million from $2.0 million for the nine months ended September 30, 2011 compared to the same period in 2010. The increase was due to the continued growth in our customer base and increased trading volumes. Our revenue is measured as a function of the aggregate value of the securities traded, therefore revenue varies based on the size of the applicable trade.

Operating Expenses

The primary operating expenses of the Company are compensation, technology, clearing costs, and professional and consulting fees. Payroll expenses in 2011 and 2010 include salaries, sales commissions, bonuses and employee benefits and payroll taxes. In addition there is share based compensation expense associated with the issuance of stock options under the Company’s employee equity plans. Our technology costs include license and other fees to our technology vendor, market data services and other communication and technology costs. The professional and consulting fees are primarily corporate and regulatory counsel fees, audit and accounting services fees and marketing and other consulting related costs.

Operating expenses decreased 29%, or $1.4 million to $3.5 million from $4.9 million for the three months ended September 30, 2011 compared to the three months ended September 30, 2010. The decrease was driven primarily by decreases of $1.5 million in payroll related costs due to a reduction in severance compensation to former executives and increase in share based compensation and the closing of the Florida office.

Operating expenses decreased 21%, or $2.9 million, to $10.9 million from $13.8 million for the nine months ended September 30, 2011 compared to the nine months ended September 30, 2010. The decrease was driven primarily by decreases of $3.9 million in payroll related costs due to a reduction in severance compensation to former executives and increase in share based compensation and the closing of the Florida office.In addition  professional and consulting fees increased by $1.1 million primarily due to legal expenses and marketing and advisory fees.

Other Income and Expense

For the three months ended September 30, 2011, the Company’s other expense amounted to $3.5 million compared to other income of $4.3 million for the three months ended September 30, 2010. The comparative decrease of $7.8 million during the three months is the unrealized losses incurred as a result of a change in the valuation methodology used for derivative financial instruments

For the nine months ended September 30, 2011, the Company’s other expense amounted to $3.1 million compared to other income of $4.5 million for the nine months ended September 30, 2010. The comparative decrease of $7.6 million during the nine months is primarily due to the unrealized losses of $8.7 million incurred as a result of a change in the valuation methodology used for derivative financial instruments offset by a $0.5 million realized gain on settled derivatives and a reduction of interest expense of $0.6 million due to cancellation of certain promissory notes in 2011.

Liquidity and Capital Resources

The Company continues to rely on investor capital to fund its growing business. As of September 30, 2011, the Company had total current assets of approximately $2.0 million comprised of cash and cash equivalents, deposits with a clearing organization ($1.8 million), and prepaid expenses and other assets ($0.2 million). This compares with current assets of approximately $1.0 million, comprised of cash and cash equivalents ($0.5 million), a deposit with a clearing organization ($0.4 million), and prepaid expenses and other assets ($0.1million), all as of December 31, 2010. This increase of $1.0 million in current assets between such dates was primarily due to the proceeds received from the issuance of preferred stock in February, March and June 2011 offset by cash used in operations and the repayment of certain promissory notes.

The Company’s current liabilities as September 30, 2011 totaled approximately $9.6 million, comprised primarily of accounts payable and accrued expenses ($3.9 million), and liabilities under derivative financial instruments ($4.1 million),convertible notes payable to related parties ($0.7 million) and preferred stock dividend payable and other liabilities of $0.9 million.  By comparison current liabilities at December 31, 2011 were approximately $5,4 million, comprised primarily of accounts payable and accrued expenses ($4.9 million), liabilities under derivative financial instruments ($0.4 million), and convertible notes payable to related parties ($0.1 million).

The working capital deficiency at September 30, 2011was $7.6million, which increased by approximately $3.2 million compared to the balance at December 31, 2011 of $4.4 million.

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

The following is a summary of the Company’s cash flows provided by (used in) operating, investing, and financing activities for the nine months ended September 30, 2011and 2010 (in 000’s):

	Nine Months Ended September 30, 2011	Nine Months Ended September 30, 2010
Net cash (used) in operating activities	$(8,727)	$(4,935)
Net cash (used in) investing activities	$(32)	$(25)
Net cash provided by financing activities	$8,254	$2,378
Net (decrease) in cash	$(505)	$(2,582)

Operating Activities - Cash used in operations for the nine months ended September 30, 2011 amounted to approximately $8.7 million, consisting primarily of a net loss of approximately $11.3 million,  and operating cash used  for  the transfer of net deposits as a result of capital raised, to our clearing organization in the amount of $1.3million and payments to reduce our accounts payable and accrued expenses of $ 1.0 million offset by non-cash items related to the changes in the value of derivative financial instruments $3.2 million and share based compensation $1.2 million.

Investing Activities- There were no significant changes in net cash provided by or used in investment activities for the three months ended September30, 2011 and 2010. The Company continues to expand and fund its operations primarily through financing activities and revenue generation.

Financing Activities-Net cash provided by financing activities of $8.3 million for the nine months ended September 30, 2011, primarily consisted of net proceeds from the issuance of preferred stock and common stock warrants of $8.6 million offset by the repayment of promissory notes in the amount of $0.3.

Recent Financing Activities

In February, March and June 2011 the Company sold units of convertible preferred stock and Common Stock warrants in the amount of $8.9 million to new investors (before reduction for issuance costs). This cash was raised primarily for the purpose of covering general operating costs of the Company.

Going Concern

Our independent auditors have added an emphasis paragraph to their audit opinion issued in connection with the consolidated financial statements of Bonds.com Group, Inc. for the years ended December 31, 2010 and 2009, with respect to the significant doubt that exists regarding our ability to continue as a going concern due to our recurring losses from operations, a working capital deficiency, and our accumulated deficit. We have a history of operating losses since our inception in 2005, and have a working capital deficiency of approximately $7.9 million, an accumulated deficit of approximately $41.4 million and a stockholders deficiency of approximately $8.7 million at September 30 2011, which together raises doubt about the Company’s ability to continue as a going concern. Our ability to continue as a going concern will be determined by our ability to sustain a successful level of operations and to continue to raise capital from debt, equity and other sources.

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

Changes in Internal Control over Financial Reporting

There have been no changes in our internal control over financial reporting in the quarter ending September 30, 2011 that have materially affected or are reasonably likely to materially affect our internal control over financial reporting.

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