Form 10-Q
period 2012-09-30
Bonds.com Group, Inc.
filed 2012-11-14
CIK 1179090

U.S. SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE

SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2012

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

Yes ☐ No ☒

APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 96,771,340 shares of common stock, par value $0.0001 per share, outstanding as of November 14, 2012.

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

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements.

BONDS.COM GROUP, INC.

 CONDENSED CONSOLIDATED BALANCE SHEETS

	September 30, 2012	December 31, 2011
	(unaudited)
Assets

Current assets
Cash	$83,707	$2,405,162
Receivable from clearing organizations	7,153,325	5,904,030
Prepaid expenses and other assets	215,568	185,757
Total current assets	7,452,600	8,494,949

Property and equipment, net	517,001	159,439
Intangible assets, net	1,349,150	908,850
Other assets	133,308	60,267
Total assets	$9,452,059	$9,623,505

Liabilities and Stockholders’ Deficit

Current liabilities
Accounts payable and accrued expenses	$4,054,893	$5,015,622
Notes payable, related parties	—	100,000
Convertible notes payable, related parties	—	1,740,636
Other liabilities	18,261	107,032
Liability under derivative financial instruments	6,595,429	7,479,000
Total current liabilities	10,668,583	14,442,290
Long-term liabilities
Convertible notes payable, other, net of debt discount	395,309	391,038
Deferred rent	62,930	25,899
Total liabilities	11,126,822	14,859,227
Commitments and contingencies
Stockholders’ Deficit
Preferred stock Series A $0.0001 par value; 508,000 authorized; 85,835 and 85,835 issued and outstanding, respectively (aggregate liquidation value of $858 and $858, respectively)	8	8
Convertible preferred stock Series B $0.0001 par value; 20,000 authorized, 0 and 0 issued and outstanding, respectively (aggregate liquidation value of $0 and $0, respectively)	—	—
Convertible preferred stock Series B-1 $0.0001 par value; 6,000 authorized, 0 and 0 issued and outstanding, respectively (aggregate liquidation value of $0 and $0, respectively)	—	—
Convertible preferred stock Series C $0.0001 par value;10,000 authorized, 10,000 and 10,000 issued and outstanding, respectively (aggregate liquidation value of $6,500,000 and $6,500,000, respectively)	1	1
Convertible preferred stock Series D $0.0001 par value; 14,500 authorized, 0 and 0 issued and outstanding, respectively (aggregate liquidation value of $0 and $0, respectively)	—	—
Convertible preferred stock Series D-1 $0.0001 par value; 1,500 authorized, 0 and 0 issued and outstanding, respectively (aggregate liquidation value of $0 and $0, respectively)	—	—
Convertible preferred stock Series E $0.0001 par value; 12,000 authorized, 11,831 and 11,831 issued and outstanding, respectively (aggregate liquidation value of $24,439,929 and $23,729,420 respectively)	1	1
Convertible preferred stock Series E-1 $0.0001 par value; 1,400 authorized, 1,334 and 1,334 issued and outstanding, respectively (aggregate liquidation value of $2,755,715 and $2,675,602 respectively)	—	—
Convertible preferred stock Series E-2 $0.0001 par value; 20,000 authorized, 17,000 and 10,000 issued and outstanding, respectively (aggregate liquidation value of $34,841,381 and $20,056,986, respectively)	2	1
Common stock $0.0001 par value; 1,500,000,000 authorized; 104,354,190 and 104,354,190 issued and outstanding, respectively	10,435	10,435
Additional paid-in capital	49,014,272	39,628,080
Accumulated deficit	(50,699,482)	(44,874,248)
Total stockholders’ deficit	(1,674,763)	(5,235,722)
Total liabilities and stockholders’ deficit	$9,452,059	$9,623,505

See the accompanying notes to the condensed consolidated financial statements.

 BONDS.COM GROUP, INC.

 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012 (unaudited)	2011 (RESTATED) (unaudited)	2012 (unaudited)	2011 (RESTATED) (unaudited)

Revenue	$1,792,694	$1,091,041	$5,748,238	$2,843,462

Operating expenses
Payroll and related costs	2,335,587	1,830,422	5,810,785	5,043,338
Technology and communications	716,770	706,483	2,155,330	2,253,461
Rent and occupancy	66,100	184,547	244,334	454,264
Professional and consulting fees	164,076	423,712	2,027,987	2,224,859
Marketing and advertising	2,791	26,130	73,651	82,233
Other operating expenses	347,800	179,067	887,487	466,069
Clearing and executing cost	189,979	168,229	659,200	363,228
Total operating expenses	3,823,103	3,518,590	11,858,774	10,887,452
Loss from operations	(2,030,409)	(2,427,549)	(6,110,536)	(8,043,990)

Other income (expense)
Interest expense, net	(8,318)	(94,384)	(55,008)	(299,238)
Gain on settled derivatives	—	—	—	465,952
Loss on retirement of fixed assets	—	—	(18,427)	—
Gain on extinguishment of debt	—	—	237,857	—
Change in value of derivative financial instruments	110,571	(3,330,249)	42,857	(3,243,270)
Other income (expense), net	(4,764)	(99,875)	78,023	9,626
Total other income (expense)	97,489	(3,524,508)	285,302	(3,066,930)
Loss before income tax benefit	(1,932,920)	(5,952,057)	(5,825,234)	(11,110,920)
Income tax (expense) benefit	—	12,015	—	(150,559)
Net loss	(1,932,920)	(5,940,042)	(5,825,234)	(11,261,479)
Preferred stock dividend	(473,133)	(266,697)	(1,411,888)	(1,532,190)
Net loss applicable to common stockholders	$(2,406,053)	$(6,206,739)	$(7,237,122)	$(12,793,669)
Net loss per common share - basic and diluted	$(0.02)	$(0.06)	$(0.07)	$(0.12)
Weighted average number of shares of common stock outstanding	104,354,190	104,354,190	104,354,190	104,354,190

See the accompanying notes to the condensed consolidated financial statements.

BONDS.COM GROUP, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ (DEFICIT)

	Preferred Stock		Common Stock		Additional Paid-In	Accumulated	Total Stockholders’
	Shares	Amount	Shares	Amount	Capital	(Deficit)	(Deficit)

Balances at December 31, 2011	119,000	$11	104,354,190	$10,435	$39,628,080	$(44,874,248)	$(5,235,722)
Sale of convertible preferred Series E-2 shares, net of offering costs of $ 33,293	7,000	1	—	—	6,966,706	—	6,966,707
Fair value of Common Stock warrants issued in conjunction with sale of convertible preferred Series E-2 shares	—	—	—	—	(2,517,000)	—	(2,517,000)
Equity compensation expense	—	—	—	—	1,300,772	—	1,300,772
Issuance of options in settlement of liability for directors fees	—	—	—	—	278,000	—	278,000
Derivative liability related to warrants whose down round protection expired	—	—	—	—	3,357,714	—	3,357,714
Net loss	—	—	—	—	—	(5,825,234)	(5,825,234)

Balances at September 30, 2012 (unaudited)	126,000	$12	104,354,190	$10,435	$49,014,272	$(50,699,482)	$(1,674,763)

See the accompanying notes to the condensed consolidated financial statements.

BONDS.COM GROUP, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Nine Months Ended September 30,
	2012 (unaudited)	2011 (RESTATED) (unaudited)
Cash Flows From Operating Activities
Net loss	$(5,825,234)	$(11,261,479)
Adjustments to reconcile net loss to net cash used in operating activities:
Deferred income taxes	—	150,558
Depreciation	115,521	38,317
Amortization	5,175	132,519
Share-based compensation	1,300,772	1,233,422
Gain on settled derivatives	—	(465,952)
Change in value of derivative financial instruments	(42,857)	3,243,270
Amortization of debt discount	4,271	7,862
Exchange offer financing	—	46,203
Consulting services for warrants	73,809	140,562
Gain on extinguishment of debt	(237,857)	—
Gain on settlement of common stock due to note holders	(88,771)	—
Deferred rent income	—	(11,429)
Loss on retirement of fixed assets	18,426	—
Changes in operating assets and liabilities:
Receivable from clearing organizations	(1,249,295)	(1,344,908)
Prepaid expenses and other assets	(103,620)	(14,536)
Other assets	(73,041)	6,716
Accounts payable and accrued expenses	(444,872)	(966,052)
Other liabilities	—	348,908
Deferred rent	37,031	(11,705)

Net cash used in operating activities	(6,510,542)	(8,727,724)

Cash Flows From Investing Activities
Purchase of property and equipment	(491,509)	(32,209)
Software development costs	(445,475)	—

Net cash used in investing activities	(936,984)	(32,209)

Cash Flows From Financing Activities
Proceeds received from issuance of preferred stock, net	6,966,707	8,561,375
Repayments of convertible notes payable, other net	(1,740,636)	(25,000)
Repayments of notes payable, related parties	(100,000)	(200,000)
Repayments of notes payable, other	—	(82,000)

Net cash provided by financing activities	5,126,071	8,254,375

Net decrease in cash	(2,321,455)	(505,558)
Cash, beginning of year	2,405,162	548,030

Cash, end of year	$83,707	$42,472

Supplemental Disclosure of Cash Flow Information
Cash paid for interest	$409,364	$53,356
Warrants issued in connection with unit sales	$2,517,000	$—
Warrants issued at Exchange offer	$—	$23,335
Issuance of preferred stock for assets acquisition offer	$—	$1,072,000
Settlement of derivative in connection with unit sale and exchange units	$3,357,714	$—
Accrual of preferred stock dividend (undeclared)	$1,411,888	$—
Issuance of options in settlement of liability for directors fees	$278,000	$—

See the accompanying notes to the condensed consolidated financial statements.

BONDS.COM GROUP, INC

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Note 1 - Description of Business Summary

Principles of Consolidation

The accompanying condensed consolidated financial statements include the accounts of Bonds.com Group, Inc. (a Delaware Corporation), Bonds.com Holdings, Inc. (a Delaware Corporation), Bonds.com, Inc. (a Delaware Corporation), Bonds MBS, Inc. (an inactive Delaware Corporation), and Bonds.com, LLC (an inactive Delaware Limited Liability Company). These entities are collectively referred to as the “Company,” “we,” “us,” and “our”.

All material intercompany transactions have been eliminated in consolidation.

Basis of Presentation

In the opinion of management of the Company, the accompanying unaudited condensed consolidated interim financial statements reflect all adjustments (which include only normal recurring adjustments) necessary to present fairly, in all material respects, the consolidated financial position of the Company as of September 30, 2012 and the results of its operations and cash flows for the three and nine months ended September 30, 2012 and 2011. The December 31, 2011 condensed consolidated balance sheet was derived from audited financial statements. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. These condensed consolidated financial statements should be read in conjunction with the financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2011. The results of operations for such interim periods are not necessarily indicative of the operating results for the full fiscal year.

On April 2, 2012, the Company filed a Form 8-K after determining that the Company’s unaudited, condensed consolidated financial statements for the interim periods ended March 31, June 30 and September 30, 2011, which were included in the Company’s Quarterly Reports on Form 10-Q for such periods, should no longer be relied upon due to accounting errors contained in such financial statements. The Company filed a Form 10 Q/A for each of these quarters on October 12, 2012. The financial information for the interim period ended September 30, 2011 included herein, reflects those adjustments.

Description of Business

Bonds.com, Inc. a Financial Industry Regulatory Authority (“FINRA”) registered broker-dealer, offers corporate bonds, through its proprietary electronic trading platforms, via its www.Bondpro.com website, and other electronic interfaces.

Bonds.com, Inc., commenced trading on it BondsPRO electronic platform during 2010 as it reduced and discontinued its support and use of BondStation, its prior trading platform. This platform offers professional traders and large institutional investors an alternative trading system to trade odd-lot fixed income securities. Users are able to customize screens and utilize dynamic filtering capabilities to quickly and easily select and view only those market areas that meet their criteria. The platform supports a broad range of trading opportunities, offering cutting edge technology solutions for list trading, Application Programming Interface (“API”) based order submission(s), and user portfolio specific market views. These securities include corporate bonds including emerging market debt. The BondsPRO platform provides users the ability to obtain real-time executable bids or offers on thousands of bond offerings sourced directly from broker-dealers and other end users. Unlike other electronic trading platforms that charge subscription fees, access charges, ticket fees, or commissions in order to generate revenue, the Company’s model allows us to generate revenue through mark-ups or mark-downs on secondary market securities.

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

BONDS.COM GROUP, INC

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Revenue Recognition

The Company executes transactions between its clients and liquidity providers.  It acts as an intermediary (riskless-principal) in these transactions by serving as a trading counterparty to both the buyer and the seller in matching back-to-back trades, which are then settled through its clearing firm.  Securities transactions and the related revenues and expenses are recorded on a trade-date basis.  Interest income is recorded on the accrual basis.

 Software Development Costs

Costs for software developed for internal use are accounted for through the capitalization of certain costs incurred in connection with developing or obtaining internal-use software. Capitalized costs for internal-use software are included in intangible assets in the consolidated balance sheet. Capitalized software development costs are amortized over three years.

Costs incurred during the preliminary project along with post-implementation stages of internal use computer software development and costs incurred to maintain existing product offerings are expensed as incurred. The capitalization and ongoing assessment of recoverability of development costs require considerable judgment by management with respect to certain external factors, including, but not limited to, technological and economic feasibility and estimated economic life. At September 30, 2012, the Company had $441,366 in capitalized software development of which $269,719 was capitalized during the quarter. The recently capitalized software will be placed in service in stages beginning in 2014 and the Company will begin amortizing over the software’s estimated economic life. For the three and nine months ended September 30, 2012, amortization expense for recently capitalized software development was zero.

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

Income Taxes

Current income taxes are based on the year’s taxable income for federal and state income tax reporting purposes. Deferred income taxes are provided on a liability basis whereby deferred tax assets are recognized for deductible temporary differences and operating loss carry forwards and deferred tax liabilities are recognized for taxable temporary differences. Temporary differences are the differences between the reported amounts of assets and liabilities and their tax bases. Deferred tax assets are reduced by a valuation allowance when, in the opinion of management, it is more likely than not that some portion or all of the deferred tax assets will not be realized. Deferred tax assets and liabilities are adjusted for the effects of changes in tax law and rates on the date of enactment. The Company records a liability for uncertain tax positions when it is probable that a loss has been incurred and the amount can be reasonably estimated. The Company’s policy is to recognize interest and penalties related to income tax matters as a component of income tax expense. The Company’s 2009, 2010, and 2011 tax year remains subject to examination by taxing authorities. The Company has determined that it does not have any significant uncertain tax positions at September 30, 2012.

Recent Issued Accounting Pronouncements

Management does not believe that any recently issued, but not yet effective accounting pronouncements, if adopted, would have a significant effect on the accompanying financial statements.

Note 3 - Going Concern

Since its inception, the Company has generated limited revenues and has an accumulated deficit of approximately $50,699,000 at September 30, 2012, used approximately $6,511,000 of cash in operations for the nine months ended September 30, 2012 and at September 30, 2012 had a stockholders’ deficiency of approximately $1,675,000 and a working capital deficiency of approximately $3,216,000. Operations have been funded using proceeds received from the issuance of common and preferred stock and the issuance of notes to related and unrelated parties.

These conditions raise substantial doubt about the Company’s ability to continue as a going concern. The Company raised $17,000,000 of new capital funded in December 2011 ($10,000,000), January 2012 ($300,000) and June 2012 ($6,700,000). The Company plans to continue to grow its operations through the implementation of the business plan and when necessary through raising additional capital.

BONDS.COM GROUP, INC

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

BONDS.COM GROUP, INC

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

On August 2, 2012 and September 4, 2012, an 18 month down-round protection provision expired in certain Common Stock Warrants to purchase an aggregate of 130,714,289 shares of the Company’s common stock. As a result, the Company revalued such warrants on the expiration date and recorded a gain of $40,357 on the derivative liability which is included in changes in value of derivative financial instruments, in the accompanying consolidated statement of operation.  The warrants were reclassified to equity, fair valued of $2,954,143 (see note 10).

Also, on August 2, 2012, an 18 month down-round protection provision expired in certain Series A Participating Preferred Warrants. These warrants convert to 17,857,143 shares of the Company’s common stock.  As a result, the Company revalued such warrants on the expiration date and recorded a gain of $5,357 on derivative liability which is included in changes in value of derivative financial instruments, in the accompanying consolidated statement of operation.  The warrants were reclassified to equity, fair valued of $403,571 (see note 10).

Level 3 Assets and Liabilities

Level 3 liabilities include instruments whose value is determined using pricing models and for which the determination of fair value requires significant management judgment or estimation.

Fair values of assets measured on a recurring basis at September 30, 2012 and December 31, 2011 are as follows:

		Quoted Prices in Active Markets for Identical Assets / Liabilities	Significant Other Observable Inputs	Significant Unobservable Inputs
	Fair Value	(Level 1)	(Level 2)	(Level 3)
September 30, 2012

Liabilities
Derivative financial instruments	$6,595,429	$—	$—	$6,595,429
Total liabilities measured at fair value on a recurring basis	$6,595,429	$—	$—	$6,595,429

December 31, 2011

Liabilities
Derivative financial instruments	$7,479,000	$—	—	$7,479,000
Total liabilities measured at fair value on a recurring basis	$7,479,000	$—	$—	$7,479,000

Both observable and unobservable inputs may be used to determine the fair value of positions that the Company has classified within the Level 3 category. As a result, the unrealized gains for liabilities within the Level 3 category presented in the tables below may include changes in fair value that were attributable to both observable and unobservable inputs. The following table presents additional information about Level 3 liabilities measured at fair value on a recurring basis for the period ended September 30, 2012:

Fair Value of Derivative Liabilities
Balance – December 31, 2011	$7,479,000
Changes in fair value included in operations	(42,857)
Expiration of down round provision	(3,357,714)
Issuances	2,517,000
Balance - September 30, 2012	$6,595,429

BONDS.COM GROUP, INC

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

The change in value of derivative financial instruments included in the September 30, 2012 and 2011 statements of operation are related to Level 3 instruments held.

Quantitative information about Level 3 Fair Value Measurements
	Fair Value at 9/30/12	Valuation Technique	Unobservable Inputs	Range	(Weighted Average)

Derivative liability	$6,595,429	Binomial lattice pricing model	Market price	$0.03	$0.03
			Probability strike price	$0.03 - $0.07	$0.0635
			Expected term/life (years)	3.73 - 4.69	4.32
			Dividend yield	0.00%	0.00%
			Expected volatility	182.40% - 189.24%	186.47%
			Risk-free rate for expected life	0.47% - 0.62%	0.52%

The weighted-average fair value of warrants outstanding for the nine months ended September 30, 2012 was $0.024.

Note 5 - Intangible Assets

Intangible assets consisted of the following at September 30, 2012:

	September 30, 2012
	Gross	Accumulated Amortization	Net
Non-amortizing intangible assets:
Domain name (www.bonds.com)	$850,000		$850,000
Broker dealer license	50,000		50,000
	900,000		900,000
Amortizing intangible assets:
Software	428,606	(420,822)	7,784
Capitalized software development costs	441,366	—	441,366
Capitalized website development costs	196,965	(196,965)	—
Other	6,529	(6,529)	—
Retirement of intangible assets	(611,016)	611,016	—
Total intangible assets	462,450	(13,300)	449,150
Intangible assets, net	$1,362,450	$(13,300)	$1,349,150

Amortization expense for the three and nine months ended September 30, 2012 was $1,757 and $5,175, respectively, and for the three and nine months ended September 30, 2011 was $46,532 and $132,519, respectively.

Intangible assets of $924,061 resulting from the acquisition of Beacon Capital Strategies, Inc. in February 2011, of which $99,000 is goodwill, net of amortization of $147,939, were abandoned and charged to operations in the fourth quarter of 2011.

During the quarter, the Company retired $611,016 of software, capitalized website devleopment costs and other intangibles that were fully amortized and no longer in use.

The following is a schedule of estimated future amortization expense of intangible assets as of September 30, 2012:

Year Ending December 31,
2012 (remaining three months)	$1,758
2013	4,198
2014	89,652
2015	88,744
2016 and after	264,798
$449,150

BONDS.COM GROUP, INC

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Note 6 - Notes Payable, Related Parties

The following is a summary of related party notes payable at September 30, 2012 and December 31, 2011:

	2012	2011
Note payable held by Receiver	$—	$100,000
Total	—	100,000
Less: current portion	—	(100,000)
Long-term portion	$—	$—

Note payable held by Receiver

Interest expense recognized on related party notes payable for the three months ended September 30, 2012 and 2011 was $0 and $2,300, respectively, and for the nine months ended September 30, 2012 and 2011 was $2,725 and $9,575, respectively.

Note 7 - Convertible Notes Payable, Related Parties and Non-Related Parties

The following is a summary of related party and non-related party convertible notes payable at September 30, 2012 and December 31, 2011:

Related Parties	2012	2011
Convertible promissory note held by the Receiver	$—	$1,740,636
Total Related Parties	—	1,740,636

Non-Related Parties
Convertible promissory notes payable	400,000	400,000
Less: unamortized debt discount	(4,691)	(8,962)
Total Non-Related Parties	395,309	391,038

Total	395,309	2,131,674
Less: current portion	—	(1,740,636)
Long-term portion	$395,309	$391,038

The convertible promissory notes are secured by all of the assets of Bonds.com Group, Inc. and Bonds.com Holdings. Inc. pursuant to the terms and conditions of a Security Agreement, dated September 24, 2008, between the Company and the holders of such notes, as amended on February 3, 2009, and as amended on May 28, 2010 (the “Security Agreement”).

On April 18, 2012, the Company paid the Receiver an aggregate of $2,250,000 in full settlement of the termination of any rights related to the contingent performance shares (approximately 3,257,578 shares of Common Stock) and carrying amount of the convertible note ($1,740,636) and notes payable ($100,000) plus accrued interest ($647,221) which resulted in the Company recording a gain of $237,857 on the extinguishment of the debt which is included in other income (expense), in the accompanying consolidated statement of operations.  In addition, the Company had an obligation to pay the Receiver $5,000 in consideration for the repurchase of 7,582,850 shares of common stock at such time as it may lawfully repurchase such shares. This repurchase was completed on October 10, 2012.

During the three months ended September 30, 2012 and 2011, the Company recognized $1,426 and $2,115 in interest expense related to the amortization of the debt discount associated with the warrants, respectively; and during the nine months ended September 30, 2012 and 2011, the Company recognized $4,271 and $7,862, respectively.

During the three months ended September 30, 2012 and 2011, the Company also recognized $10,222 and $91,377 in interest expense on the Convertible Promissory Notes held by related parties and non-related parties, respectively; and during the nine months ended September 30, 2012 and 2011, the Company also recognized $83,147 and $271,979, respectively.

BONDS.COM GROUP, INC

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Note 8 - Commitments and Contingencies

Operating Leases

The Company leases office facilities (in New York, N.Y.), equipment and obtains data feeds under long-term operating lease agreements with various expiration dates and renewal options. These data feeds and associated equipment provide information from financial markets that are essential to the Company’s business operations. The following is a schedule of future minimum rental payments required under operating leases as of September 30, 2012:

Year Ending December 31,
2012 (remainder of year)	325,781
2013	387,284
2014	239,671
2015	21,674
Total minimum payments required	$974,410

The Company had an office in Florida, which has been closed, but the Company is still obligated to pay rent through December 31, 2012.  The full amount due under this lease was charged to operations in 2011 and payments of approximately $348,000 in 2012, under the lease, are not included in rent expense for 2012.

Rent expense for all operating leases for the three months ended September 30, 2012 and 2011 was $66,100 and $184,547, respectively and for the nine months ended September 30, 2012 and 2011 was $244,334 and $454,264, respectively.

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

 Litigation

On January 12, 2009, the Company learned that Duncan-Williams, Inc. (“Duncan-Williams”) filed a complaint against the Company in United States District Court for the Western District of Tennessee, Western Division, under an alleged breach of contract.  Duncan-Williams is seeking monetary damages, a declaration of ownership relating to certain intellectual property and accounting of income earned by the company.  The Company filed a motion to dismiss the complaint.  The Court granted in part the Company’s motion and entered an order staying the action pending arbitration between the parties.   Subsequently, on October 11, 2012, the Company and Duncan-Williams settled this dispute and signed a Settlement Agreement and Release. The settlement amount was deemed immaterial by Management of the Company.

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

BONDS.COM GROUP, INC

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Note 10 - Stockholders’ Equity

Description of Authorized Capital

Preferred Stock activity for the nine months ended September 30, 2012 is as follows (there were no shares of Series B, B-1, D and D-1 outstanding):

	Series A	Series C	Series E	Series E-1	Series E-2
Balance at December 31, 2011	85,835	10,000	11,831	1,334	10,000
Issued	—	—	—	—	7,000
Balance at September 30, 2012	85,835	10,000	11,831	1,334	17,000

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

Common Stock Purchase Warrants

Warrant activity for the nine months ended September 30, 2012 is as follows:

	Numbers of Warrants	Weighted-Average Exercise Price
Outstanding at December 31, 2011	358,436,977	$0.08
Issued	100,000,001	0.06
Cancelled or expired	—	—
Exercised	—	—
Outstanding at September 30, 2012	458,436,978	$0.08

Weighted average grant date fair value of warrants granted during the nine months ended September 30, 2012		$0.025

BONDS.COM GROUP, INC

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

There were no consulting expenses for the three months ended September 30, 2012 and 2011. For the nine months ended September 30, 2012 and 2011, the Company recognized $73,809 and $221,514 in consulting expenses relating to the warrants awarded, respectively.

On August 2, 2012 and September 4, 2012, the 18 month down round protection of the warrants expired, which resulted in the reset of the exercise price of the warrants to the base floor price of $0.07.  The Company revalued the warrants on the expiration dates using a Binomial Lattice Model.  The value of each warrant was estimated to be $0.0226 per warrant utilizing the following assumptions, expected volatility of ranging from 188.58% to 189.02%, risk-free interest rate ranging from 0.46% to 0.47%, expected term of 3.5 years, strike price of $0.07 and a market price of $0.03.  As a result, the warrants were reclassified as equity within the Company’s consolidated financial statements, at an aggregate fair value of $2,954,143.  In addition, the Company and recorded a gain of $40,357 on the derivative liability which is included in changes in value of derivative financial instruments, in the accompanying consolidated statement of operations.

Series A Participating Preferred Warrants

Series A Preferred warrant activity for the nine months ended September 30, 2012 is as follows:

	Numbers of Series A Preferred Warrants	Weighted-Average Exercise Price
Outstanding at December 31, 2011	178,575	$6.10
Issued	—	—
Cancelled or expired	—	—
Exercised	—	—
Outstanding at September 30, 2012	178,575	$7.00

Weighted average fair value granted during the nine months ended September 30, 2012		$—

On August 2, 2012, the 18 month down round protection of the Series A Preferred warrants expired, which resulted in the reset of the exercise price of the Series A Preferred warrants to the base floor price of $7.00 ($0.07 in common stock equivalent).  The Company revalued the warrants on the expiration dates using a Binomial Lattice Model.  The value of each warrant was estimated to be $0.0226 per warrant utilizing the following assumptions, expected volatility of 188.58%, risk-free interest of 0.46%, expected term of 3.5 years, strike price of $0.07 and a market price of $0.03.  As a result, the warrants were reclassified as equity within the Company’s consolidated financial statements, at an aggregate fair value of $403,571.  In addition, the Company and recorded a gain of $5,357 on the derivative liability which is included in changes in value of derivative financial instruments, in the accompanying consolidated statement of operations.

Note 11 - Loss Per Share

Basic loss per share is computed by dividing loss available to common stockholders by the weighted-average number of common shares outstanding for the period. Diluted loss per share considers the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock that shared in the earnings of the entity.  No diluted loss per share has been computed since the effect of any potentially dilutive securities would be antidilutive.  Potentially dilutive securities excluded from the calculation of weighted average common shares outstanding at September 30, 2012 and 2011, respectively, include the following numbers of common shares issuable under the instruments indicated 478,150,429 and 247,712,236 Common Stock and Series A Preferred warrants, 137,351,527 and 77,928,618 Common Stock underlying the Company’s stock options, 7,682,540 and 65,500,763 convertible notes payable and 488,898,138 and 294,120,251 shares of preferred stock all which have the ability to be converted to common stock.

At September 30, 2012 and December 31, 2011, the Company had undeclared cumulative dividends in arrears of approximately $1,412,000 and $130,000, respectively.

BONDS.COM GROUP, INC

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Note 12 - Net Capital and Reserve Requirements

Bonds.com Inc. is subject to SEC Uniform Net Capital Rule 15c3-1.  Bonds.com Inc. computes its net capital under the basic method permitted by the rule, which requires that the minimum net capital be equal to the greater of $100,000 or 6-2/3% of aggregate indebtedness.

The Company is exempt from the SEC Rule 15c3-3 pursuant to the exemption provision under subparagraph (k)(2)(ii) thereof and, therefore, is not required to maintain a “Special Reserve Bank Account for Exclusive Benefit of Customers”.

Net capital positions of Bonds.com Inc. were as follows at September 30, 2012:

2012
Ratio of aggregate indebtedness to net capital	0.31 to 1
Net capital	$5,443,810
Required net capital	$112,200

Bonds.com Inc. was examined by FINRA for the period September 2008 through June 2010.  In June 2011, FINRA issued its Examination Report that identified some exceptions.  Two of these exceptions were referred to FINRA Enforcement for further review.  They are: i) violations emanating from the expense-sharing agreement that the Company has with Bonds.com Inc., and related net capital issues;  and, ii) objections to a revenue-sharing agreement with another broker-dealer that raises mark-up issues.  As of the date of this report, Bonds.com Inc. is continuing to respond to requests from FINRA Enforcement.  The outcome of this matter is currently unknown and, therefore, there has been no accrual for any related liability pertaining to this matter as of September 30, 2012.

Bonds.com Inc. is currently undergoing an examination by FINRA for 2011. Bonds.com Inc. received an initial Examination Report from FINRA on September 12, 2012 to which a response was sent on October 17, 2012. As of the date of this report, the examination is ongoing.

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

The exercise price of both incentive and non-statutory options may not be less than 100% of the fair market value of the Common Stock on date of grant; provided, however, that the exercise price of an incentive stock option granted to a holder of at least ten percent (10%) of total issued and outstanding Common Stock shall not be less than 110% of the fair market value of the shares of Common Stock.  As of September 30, 2012, the Company had 35,750,158 shares of Common Stock available for the future grant of options under the 2011 Equity Plan, and 2,245,287 shares of Common Stock available for the future grant of options under the 2006 Plan.

Stock option activity related to options granted to employees and non-employees under the Plans and related information for the nine months ended September 30, 2012 is provided below:

	Shares	Weighted-Average Exercise Price	Weighted-Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value
Outstanding at January 1, 2012	57,523,378	$0.12	—	—
Granted	118,650,002	0.08	—	—
Forfeited	(1,035,000)	0.08	—	—
Exercised	—	—	—	—

Outstanding at September 30, 2012	175,138,380	$0.10	6.24	—

Vested or expected to vest	175,138,380	$0.10	6.24	—

Options exercisable at September 30, 2012	86,125,577	$0.11	6.32	—

BONDS.COM GROUP, INC

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Stock option activity related to options granted outside the Plans to both employees and non-employees and related information for the nine months ended September 30, 2012 is provided below:

	Shares	Weighted-Average Exercise Price	Weighted-Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value
Outstanding at January 1, 2012	58,965,534	$0.13	—	—
Granted	—	—	—	—
Forfeited	—	—	—	—
Exercised	—	—	—	—

Outstanding at September 30, 2012	58,965,534	$0.13	5.65	—

Vested or expected to vest	58,965,534	$0.13	5.65	—

Options exercisable at September 30, 2012	51,225,951	$0.14	5.69	—

The Company granted an aggregate of 58,965,534 options outside the Plans of which 9,500,000 was granted to non-employees.

The weighted-average grant date fair value of options granted to employees and non-employee directors during the nine months ended September 30, 2012 and 2011 was $0.03 and $0.03, respectively.  Options granted to non-employee directors during the nine months ended September 30, 2012 with a fair value of $278,000 were for partial payment of previously accrued director’s compensation of $271,000 and $146,000 for the years ended December 31, 2011 and 2010, respectively, have a three-year life, and were fully vested at the grant date. The fair value of each option award was estimated on the date of grant using the Black-Scholes option pricing model using the following weighted-average assumptions:

	September 30
	2012	2011
Dividend yield	—	—
Expected volatility	195.59% - 205.34%	66.00% - 168.16%
Risk-free interest rate	0.27% - 0.79%	1.04% - 2.10%
Expected life (in years)	2 - 5	4 - 5
Fair value of common stock	$0.03	$0.03

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

As of September 30, 2012, there was approximately $2,449,759 of unrecognized compensation cost related to options issued of which approximately $1,989,671 will be allocated to Bonds.com, Inc.  This amount is expected to be recognized over a weighted-average 2.66 years.

There were no options exercised during the nine months ended September 30, 2012.  Tax benefits related to option exercises were not deemed to be realized as net operating loss carryforwards are available to offset taxable income computed without giving effect to the deductions related to option exercises.

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

BONDS.COM GROUP, INC

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

For the three months ended September 30, 2012 and 2011 the non-cash compensation expense relating to option grants amounted to $283,415 and $584,113, respectively and for the nine months ended September 30, 2012 and 2011, at $1,300,772 and $1,233,422, respectively.

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

Note 15 - Related Parties Transactions

In the nine months ended September 30, 2012 and 2011, one customer, who is also an investor in the Company, represented approximately 8.4% and 13.3%, respectively, of total revenue. The loss of that client could have a material adverse effect on our business.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following is management’s discussion and analysis of the Company’s financial condition and results of operations, as well as our liquidity and capital resources. The discussion, including known trends and uncertainties identified by management, should be read in conjunction with the Company’s unaudited condensed consolidated financial statements and related notes included in this Quarterly Report on Form 10-Q, as well as our audited consolidated financial statements and notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2011.

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

Technology

We rely on a Third Party for the technology and hardware that operate our BondsPRO trading platform. Disruptions in the services provided by third parties to us, including their inability or unwillingness to continue to license products that are critical to the success of our business at favorable terms or at all, could have a material adverse effect on our business, financial condition and results of operations.

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

Financial Results of Operations

Earnings Overview

As the Company continues on its growth path and implements its business plan we continue to incur operating losses. For three months ended September 30, 2012, we incurred a net loss of $1.9 million, which was $4.0 million less than the net loss of $5.9 million incurred for the period ended September 30, 2011. The change was due to an increase in gross revenues, offset by fluctuations within the Company’s operating expense, primarily increases in payroll and related costs and decreases in professional and consulting fees. Additionally, there was a difference of $3.2m in the unrealized change in value of the Company’s derivative financial instruments.

For nine months ended September 30, 2012, we incurred a net loss of $5.8 million, which was $5.4 million less than the net loss of $11.2 million incurred for the period ended September 30, 2011. The change was due to an increase in gross revenues, offset by fluctuations within the Company’s operating expense, primarily increases in payroll and related costs and other operating expenses and decreases in technology and communications and professional and consulting fees. Additionally, there was a difference of $3.2 million in the unrealized change in value of the Company’s derivative financial instruments.

Revenue

The Company generates substantially all of its revenue through its riskless principal trading activity. Customers who initiate trades on our platform pay a mark-up/mark-down on each trade based on the trade’s size and maturity. All trades, once matched on the platform, settle at our clearing firm and the net proceeds are credited to our account.

Total revenue increased by 64% to approximately $1.8 million from $1.1 million for the three months ended September 30, 2012 compared to the same period in 2011. The increase was due to the continued growth in our customer base and increased trading volumes. Our revenue is measured as a function of the aggregate value of the securities traded, therefore revenue varies based on the size of the applicable trade.

Total revenue increased by 102% to approximately $5.7 million from $2.8 million for the nine months ended September 30, 2012 compared to the same period in 2011. The increase was due to the continued growth in our customer base and increased trading volumes. Our revenue is measured as a function of the aggregate value of the securities traded, therefore revenue varies based on the size of the applicable trade.

Operating Expenses

The primary operating expenses of the Company are compensation, technology, clearing costs, and professional and consulting fees. Payroll expenses in 2012 and 2011 include salaries, sales commissions, bonuses and employee benefits and payroll taxes. In addition there are share based compensation expenses associated with the issuance of stock options under the Company’s employee equity plans. Our technology costs include license and other fees to our technology vendor, market data services and other communication and technology costs. The professional and consulting fees are primarily corporate and regulatory counsel fees, audit and accounting services fees and sales, marketing and other consulting related costs.

Operating expenses increased 9%, or approximately $0.3 million to $3.8 million from $3.5 million for the three months ended September 30, 2012 compared to the three months ended September 30, 2011. The increase was due to fluctuations in expense of i) $0.5 million increase in payroll and related costs due mainly to increased salary and benefits associated with added headcount across the Company, 35 as of September 2012 compared to 27 for the same period in 2011, increase in annual performance bonus, offset by a decrease in deferred equity compensation and ii) $0.3 million decrease in professional and consulting fees pertaining to a decline in legal and investment banking fees.

Operating expenses increased 9%, or approximately $1.0 million, to $11.9 million from $10.9 million for the nine months ended September 30, 2012 compared to the nine months ended September 30, 2011. The increase was due to fluctuations in expense of i) $0.8 million increase in payroll and related costs due mainly to increased salary and benefits associated with added headcount across the Company, 35 as of September 2012 compared to 27 for the same period in 2011, increase in annual performance bonus, and increase in deferred equity compensation, ii) $0.3 million increase in clearing and executing costs due to increased trading activity, iii) $0.2 million increase in travel and entertainment within other operating expenses due to the increased sales effort, iv) $0.1 increase in settlement fees within other operating expenses, v) $0.2 million decrease in professional and consulting fees pertaining to a decline in legal and investment banking fees, vi) decrease of $0.2 million in rent and occupancy due to closure of the Company’s former Boca Raton, Florida office, and vii) $0.1 million decrease in technology and communications.

Other Income and (Loss)

For the three months ended September 30, 2012, the Company’s other income amounted to $0.1 million compared to other loss of $3.5 million for the three months ended September 30, 2011. The change is primarily due to the difference of $3.4 million in the unrealized change in value of the Company’s derivative financial instruments.

For the nine months ended September 30, 2012, the Company’s other income amounted to $0.3 million compared to other loss of $3.3 million for the nine months ended September 30, 2011. The change is primarily due to the difference of $3.2 million in the unrealized change in value of the Company’s derivative financial instruments.

 Liquidity and Capital Resources

The Company continues to rely on investor capital to fund its growing business. As of September 30, 2012, the Company had total current assets of approximately $7.5 million, comprised of cash and cash equivalents ($0.1 million), receivables from clearing organizations ($7.2 million), and prepaid expenses and other assets ($0.2 million). This compares with current assets of approximately $8.5 million as of December 31, 2011, comprised of cash and cash equivalents ($2.4 million), receivables from clearing organizations ($5.9 million), and prepaid expenses and other assets ($0.2 million). This decrease of $1.0 million in current assets between such dates was primarily due to utilization of cash used in ongoing operations.

The Company’s current liabilities as of September 30, 2012 totaled approximately $10.7 million, comprised primarily of accounts payable and accrued expenses ($4.1 million), and liabilities under derivative financial instruments ($6.6 million).  By comparison current liabilities at December 31, 2011 were approximately $14.4 million, comprised primarily of accounts payable and accrued expenses ($5.0 million), liabilities under derivative financial instruments ($7.5 million), and convertible notes payable to related parties ($1.7 million).

The working capital deficiency decreased approximately 46%, or $2.7 million to $3.2 million at September 30, 2012 from $5.9 million at December 31, 2011.

During the nine months ended September 30, 2012, the Company raised additional equity capital, net of issuance costs, by the issuance preferred stock and common stock warrants in the aggregate amount of $7.0 million.

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

The following is a summary of the Company’s cash flows provided by (used in) operating, investing, and financing activities for the nine months ended September 30, 2012 and 2011 (in 000’s):

	Nine Months Ended September 30, 2012	Nine Months Ended September 30, 2011
Net cash (used) in operating activities	$(6,510)	$(8,728)
Net cash (used in) investing activities	$(937)	$(32)
Net cash provided by financing activities	$5,126	$8,254
Net (decrease) in cash	$(2,321)	$(506)

Operating Activities - Cash used in operations for the nine months ended September 30, 2012 amounted to approximately $6.5 million, consisting primarily of a net loss of approximately $5.8 million adjusted for non-cash related items of $1.2 million, and a reduction in cash at our clearing organization in the amount of $1.3 million and payments to reduce our accounts payable and accrued expenses of $0.6 million.

Investing Activities – Cash used in investing activities of $0.9 million for the nine months ended September 30, 2012, primarily consisted of leasehold improvements associated with our new headquarters and capitalized software costs associated with the development of the new platform.

Financing Activities - Net cash provided by financing activities of $5.1 million for the nine months ended September 30 2012, primarily consisted of net proceeds from the issuance of preferred stock and common stock warrants of $6.9 million offset by the repayment of certain promissory notes payable of $1.8 million.

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

Going Concern

Our independent auditors have added an emphasis paragraph to their audit opinion issued in connection with the consolidated financial statements of Bonds.com Group, Inc. for the years ended December 31, 2011 and 2010, with respect to the significant doubt that exists regarding our ability to continue as a going concern due to our recurring losses from operations, a working capital deficiency, and our accumulated deficit. We have a history of operating losses since our inception in 2005, and have a working capital deficiency of approximately $3.2 million, an accumulated deficit of approximately $50.7 million and a stockholders deficiency of approximately $1.7 million at September 30, 2012, which together raises doubt about the Company’s ability to continue as a going concern. Our ability to continue as a going concern will be determined by our ability to sustain a successful level of operations and to continue to raise capital from debt, equity and other sources.

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

Income Taxes

We recognize deferred income taxes for the temporary timing differences between U.S. GAAP and tax basis taxable income. Deferred tax assets are reduced by a valuation allowance when, in the opinion of management, it is more likely than not that some portion or all of the deferred tax assets will not be realized. We evaluate and determine on a periodic basis the amount of the valuation allowance required and adjust the valuation allowance as needed. As of September 30, 2012 and 2011, a valuation allowance was established for the full amount of deferred tax assets due to the uncertainty of its realization.

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

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of September 30, 2012. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls were not operating effectively to provide reasonable assurance that information required to be disclosed in reports that we file or submit under the Securities Exchange Act of 1934, as amended, is (a) recorded, processed, summarized and reported within the time periods specified by the Securities and Exchange Commission’s rules and forms, and (b) accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure. The basis for the determination that our disclosure controls and procedures are not operating effectively at the reasonable assurance level are that (a) we have material weaknesses in our internal control over financial reporting (as disclosed in detail in our Annual Report on Form 10-K for the fiscal year ended December 31, 2011 filed with the Securities and Exchange Commission on May 21, 2012 (Item 9A. Controls and Procedures)), and (b) our historical periodic filings have not always been completed on a timely basis.

Changes in Internal Control over Financial Reporting

There have been no changes in our internal control over financial reporting in the quarter ending September 30, 2012 that have materially affected or are reasonably likely to materially affect our internal control over financial reporting.

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

On December 3, 2010, Duncan-Williams filed a motion to lift the stay issued on October 23, 2009 and to litigate the dispute in the United States District Court for the Western District of Tennessee based on the Company’s alleged failure to move forward with arbitration. On December 20, 2010, the Company filed a response to Duncan-Williams’ motion, objecting to litigating the dispute in court and supporting the Company’s claims that it is prepared to arbitrate. On December 27, 2010, Duncan-Williams filed a reply to the Company’s response. On February 11, 2011 the United States District Court for the Western District of Tennessee issued an Order Denying Motion to Lift Stay and the Company on February 22, 2011 sent a letter to Duncan-Williams counsel stating that the Company is prepared to move forward with the arbitration. Subsequently, on October 11, 2012, the Company and Duncan-Williams settled this dispute and signed a Settlement Agreement and Release. The settlement amount was deemed immaterial by Management of the Company.

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

Dated: November 14, 2012	BONDS.COM GROUP, INC.

	By:	/s/ John Ryan
	Name:	John Ryan
	Title:	Chief Financial Officer (Signing in his capacity as duly authorized officer and as Principal Financial Officer of the Registrant)