Form 10-K
period 2012-12-31
Bonds.com Group, Inc.
filed 2013-03-27
CIK 1179090

U.S. SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934
for the fiscal year ended December 31, 2012

OR

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934
for the transition period from __ to __

Commission File Number 00-51076

BONDS.COM GROUP, INC.
(Exact name of Registrant as Specified in its Charter)

Delaware	38-3649127
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

1500 Broadway – 31st Floor

New York, New York	10036
(Address of principal executive offices)	(Zip Code)

(212) 257-4062
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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act) Yes  ☐ No ☒

APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 97,375,008 shares of common stock, par value $0.0001 per share, outstanding as of March 27, 2013.

BONDS.COM GROUP, INC.

FORM 10-K

FISCAL YEAR ENDED DECEMBER 31, 2012

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

PART I

ITEM 1. BUSINESS

Overview

Bonds.com Group Inc.’s wholly-owned subsidiary Bonds.com, Inc. (“we,” “us,” “our” or the “Company”), a Financial Industry Regulatory Authority (“FINRA”) registered broker-dealer and Alternative Trading System (“ATS”), offers access to live liquidity and execution in fixed income securities through BondsPRO.  BondsPRO is a platform for odd-lot fixed-income trading which effectively establishes connectivity between traders and provides live and executable order flow, delivered through multiple technology interfaces.

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

The BondsPRO platform provides users the ability to obtain real-time executable bids or offers on thousands of bond offerings sourced directly from broker-dealers and other end users. Unlike other electronic trading platforms that charge subscription fees, access charges, ticket fees, or commissions in order to generate revenue, our model allows us to generate revenue through mark-ups or mark-downs on secondary market securities.  BondsPRO is available free of charge, customers who initiate trades on the platform are subject to a charge.

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

The Securities Industry and Financial Markets Association (“SIFMA”), formerly The Bond Market Association, estimated that as of December 31, 2012, there was nearly $38 trillion of fixed-income securities outstanding in the U.S. trading market. The following tables set forth reported market and average trading volumes for various fixed-income securities in the U.S. market for the periods indicated:

Table 1. Outstanding U.S. Bond Market Debt ($ Billions)

	Municipal	Treasury 1	Mortgage Related 2	Corporate Debt	Federal Agency Securities	Money Markets 3	Asset-Backed 4	Total

2011
Q1	3,697.20	9,122.50	8,479.60	8,124.30	2,490.00	2,943.10	1,989.60	36,846.20
Q2	3,670.30	9,326.20	8,498.60	8,198.80	2,380.60	2,897.00	1,930.10	36,901.60
Q3	3,652.20	9,616.10	8,482.00	8,166.70	2,359.40	2,662.70	1,872.70	36,811.80
Q4	3,719.40	9,928.40	8,339.10	8,324.90	2,326.90	2,572.30	1,831.00	37,042.10

2012
Q1	3,667.40	10,068.40	8,310.50	8,566.40	2,202.50	2,498.70	1,789.10	37,103.10
Q2	3,679.60	10,483.40	8,256.30	8,622.10	2,166.50	2,473.00	1,744.20	37,425.10
Q3	3,673.50	10,716.10	8,205.20	8,905.60	2,132.00	2,442.40	1,706.60	37,781.40
Q4	3,714.60	10,920.90	8,168.10	9,088.20	2,084.20	2,461.20	1,688.70	38,125.90

1 Interest bearing marketable public debt.
2 Includes GNMA, FNMA, and FHLMC MBS/CMOs; and private-label MBS/CMOs.
3 Includes commercial paper, bankers acceptances, and large time deposits.
4 Includes auto, credit card, home equity, manufacturing, student loans and other; CDOs of ABS are included.

Sources: U.S. Department of Treasury, Federal Reserve System, Federal agencies, Dealogic, Thomson Reuters, Bloomberg, Loan Performance and SIFMA

Table 2: Average Daily Trading Volume in the U.S. Bond Markets ($ Billions)

	Municipal	Treasury 1	Agency MBS 4	Non Agency MBS 5	ABS 6	Corporate Debt 2,3	Federal Agency Securities 3	Total 7
2012
Jan.	11.2	478.7	307.4	5.4	1.3	18.1	12.2	834.3
Feb	11.3	594.7	306.9	7.3	1.3	20.4	10.8	952.7
Mar	10.5	547.0	302.0	5.6	2.0	18.1	9.4	894.7
Apr	11.7	495.7	260.4	3.7	1.3	16.0	9.0	797.8
May	11.2	545.0	277.0	4.0	1.7	17.0	10.0	865.9
Jun	12.5	522.6	314.3	3.1	2.4	18.1	10.5	883.5
Jul	11.4	469.2	280.3	4.2	1.6	14.3	9.2	790.2
Aug	11.1	479.2	258.0	3.7	1.2	13.9	9.4	776.7
Sep	10.7	589.6	306.5	4.6	1.7	18.6	10.7	942.4
Oct	10.6	515.5	269.4	5.7	1.4	16.7	8.8	828.1
Nov	11.6	498.2	268.9	3.6	1.4	16.1	7.4	807.1
Dec	11.4	491.8	215.2	3.4	1.1	13.5	9.2	745.5

AVE. '12	11.3	567.8	250.0	—	—	15.6	9.6	858.3

1 Primary dealer activity.
2 Excludes all issues with maturities of one year or less and convertible securities.
3 Monthly trading data only captures the publicly traded TRACE eligible issues.
4 As of May 2011, agency trading activity is no longer limited to primary dealer activity.
5 Includes non-agency RMBS and CMBS.
6 Includes ABS, CDOs, and other.
7 Totals may not add due to rounding.

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

High-grade new issues of corporate bonds increased to approximately $1 trillion in 2012.

Institutional Investors

The primary institutional investors in fixed income securities include 1940 Act Institutional Investors and Fund Management Firms, large private and public pension funds, traditional buy side institutions with substantial assets under management (such as mutual fund companies), hedge funds, corporations, insurance companies, and government, educational and not-for-profit organizations. These investors actively seek alternative means to access enhanced product offerings, pricing efficiency, and improved service. Until recently most institutional investors had to satisfy their fixed income securities trading requirements by executing trades with regional broker-dealers over the telephone. Based on our management’s fixed-income trading experience, we believe that several of these regional brokers offer limited proprietary securities inventory, as well as limited research and analysis for their institutional investor clients. We believe that institutional investors are an underserved segment of the fixed income marketplace, and that they have been, for the most part, unable to efficiently access the liquidity provided by other platforms because of the restrictive costs associated with such marketplaces.

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

We frequently update our technology to maximize the client’s experience. Client questions will be tracked and, if repeated, analyzed to determine how best to clarify the point or answer the inquiry during the client’s online experience. This analysis will be used to improve and enhance our product.

Source of Revenue

Fixed Income Securities

In 2012, we generated approximately $7.6 million in revenue, a 75% increase from 2011.  This increase is due primarily to the growth in the number of new clients and their attendant trading activity as well as increased trading activity within existing clients.

We believe our business plan will allow us to increase our revenue levels until we become profitable. Unlike other fixed-income trading platforms, we do not currently charge fees to contributing dealers for access to BondsPRO and the liquidity provided by our client base. We do not charge monthly subscription fees, ticket fees, access fees or set-up charges to any of our investor clients. Instead, we expect to generate revenues from mark-ups on secondary market securities relating to trading of fixed income securities executed on our electronic trading platforms. Mark-ups on securities traded will be based on various terms of such securities, including (1) maturity date; (2) asset class; (3) other financial terms of the securities; and (4) then current market conditions. We believe that our sources of revenue differentiate our business model from other electronic trading platforms and will result in achieving greater profitability for each trade executed, although there is no assurance that our clients will fully accept our pricing method or that it will result in greater profitability than other pricing methods employed by our competitors.

Sales

Sales Staff

We currently employ 16 sales and facilitation desk personnel who function as marketers and business account managers to assist us in acquiring and retaining clients.

Key Relationships

InterDealer Information Technologies, LLC

We license software and related intellectual property comprising the bulk of the technology behind our BondsPRO platform from InterDealer Information Technologies and its affiliates (collectively, “InterDealer”) pursuant to a Software License, Hosting, Joint Marketing and Services Agreement, as amended (the “InterDealer Agreement”). The InterDealer Agreement requires us to pay a monthly licensing fee to use the InterDealer software and intellectual property. Additionally, we reimburse InterDealer for the fees for third party services provided to the BondsPRO platform. InterDealer also maintains and houses our servers and related hardware.

We are heavily reliant on the software, intellectual property and other services provided by InterDealer. An interruption in services from InterDealer could have a material, adverse impact on our business, financial condition and results of operations.

The foregoing description of the InterDealer Agreement is a summary only and is qualified in its entirety by the agreement and amendments thereto themselves, which are referenced as exhibits to this Annual Report.

UBS Securities LLC

We are parties to a strategic relationship with UBS Securities LLC pursuant to which we provide them with a “white label” version of our BondsPRO platform.  Revenue generated through this relationship is included within our consolidated revenue.

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

We currently face direct competition from other companies that focus primarily on online trading of fixed income securities, including MarketAxess Holdings Inc., a publicly-traded company, and The Municenter LLC, Bond Desk Group LLC and TradeWeb, LLC, all privately-held companies. Additionally, there are several other publicly-traded and privately-held companies which provide online trading platforms, including providers of direct-access order execution services. Many of our existing and potential competitors, which include large, online discount and traditional national brokerages and futures commission merchants, and financial institutions that are focusing more closely on online services, including electronic trading services for active traders, have longer operating histories, significantly greater financial, technical and marketing resources, greater name recognition and a larger installed customer base than we do. Further, there is the risk that larger financial institutions which offer online brokerage services as only one of many financial services may decide to use extremely low commission pricing or free trades as a “loss leader” to acquire and accumulate customer accounts and assets to derive interest income and income from their other financial services. We do not offer other financial services, and have no plans to do so; therefore, such pricing techniques, should they become common in our industry, could have a material adverse effect on our results of operations, financial condition and business model.

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

The Company also maintains a small Technology group to support our customers and to liase with InterDealer on technology projects. From time to time, the Company may hire IT Consultants to provide technology support to its growing business.

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

Regulation

The securities industry is subject to extensive regulation under federal and state law. In general, broker-dealers are required to register with the Securities and Exchange Commission (“SEC”) and to be members of FINRA or the New York Stock Exchange (“NYSE”). Our broker-dealer is subject to certain regulations promulgated under the Exchange Act and FINRA. These regulations establish, among other things, minimum net capital requirements for our broker-dealer subsidiary. We are also subject to regulation under various state laws in all 50 states and the District of Columbia and various US Territories, including registration requirements.

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

Employees

As of March 27, 2013, we had 36 employees which were all full-time. We consider our relationships with our employees to be good and have not experienced any interruptions of operations due to employee disagreements.

From time to time, we may enter into consulting agreements with individuals or firms to provide a specific and defined service. Additionally, in order to potentially expand segments of our business faster, we may enter into other strategic relationships.

Organizational Matters

The Company is a Delaware corporation and was incorporated on April 1, 2002.

Additional Company Information

We maintain an Internet website at www.bonds.com. Through our Internet website, we will make available, free of charge, the following reports as soon as reasonably practicable after electronically filing them with, or furnishing them to, the SEC: our annual report on Form 10-K; our quarterly reports on Form 10-Q; our current reports on Form 8-K; and amendments to those reports filed or furnished pursuant to Section 13(a) of the Exchange Act. Our Proxy Statements for our Annual Meetings are also available through our Internet website. You may also obtain copies of our reports without charge by writing to: Bonds.com Group, Inc., 1500 Broadway, 31st Floor, New York, NY 10036, Attention: Investor Relations.

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

Our telephone number is 212-257-4062.

ITEM 1.A. RISK FACTORS

Risks Related to Our Business

Doubt exists concerning our ability to continue as a going concern

The Company has six years of operating history. We have had operating losses, since operations began, and had a working capital deficiency of approximately $4.1 million, an accumulated deficit of approximately $51.9 million and a stockholders deficiency of approximately $1.8 million at December 31, 2012, all of which raises doubt about the Company’s ability to continue as a going concern. We expect to continue to incur operating losses, in the aggregate and on a per share basis. There is no assurance that we will be able to achieve or sustain positive cash flows or profitability and we may incur losses in future periods.  If we are not able to achieve or sustain positive cash flows or profitability, our stock price may decline. Our independent auditors have expressed substantial doubt as to our ability to continue as a going concern. See Managements Discussion and Analysis of Financial Condition-Going Concern, elsewhere in the Annual Report.

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

Our current trading platform, BondsPRO, was launched in early 2010. As a result, we have a limited operating history from which you can evaluate our business and our prospects. Also, as we evaluate and adjust our business strategy and focus to meet the demands of the market, there is no assurance our efforts will be successful. We expect to encounter risks and difficulties frequently experienced by early-stage companies in rapidly evolving industries, such as the electronic financial services industry. We may face risks that our relationship with our technology provider may change in such a manner that requires us to seek another vendor or build our own technology. These risks and difficulties that are specific to our business or the electronic financial services industry are described throughout the Risk Factors in this Annual Report.

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

Our BondsPRO fee plans, which charge clients a nominal mark-up on each transaction rather than a monthly subscription fee or transaction fee are different than the fee plans currently utilized by other alternative trading systems. Since these fee plans are relatively new, we have not yet had the ability to evaluate their market acceptance and economic viability. In addition, we, from time to time, may introduce new mark-up plans or commission-based plans, which may include different fee structures than currently addressed in our business plan. We cannot assure you that our BondsPRO fee plans will be fully accepted by our broker-dealer, institutional and/or individual clients or that these clients will accept any new fee plans adopted by us in the future. We also cannot assure that any new fee plans we may adopt in the future will result in an increase in the volume of transactions effected on our platform or that our revenues will increase as a result of the implementation of any such plans. Furthermore, resistance to our BondsPRO fee plans and/or any new fee plans by more than a nominal portion of our clients could have a material adverse effect on our business, financial condition and results of operations.

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

The Company has, and may continue to expend significant resources to enhance its platform. Technological changes may cause such amounts to be charged to operations sooner than anticipated.

We depend on third-party suppliers for key products and services.

We rely on a number of third parties to supply elements of our trading, information and other systems, as well as computers and other equipment, and related support and maintenance. We cannot assure you that any of these providers will be able to continue to provide these services in an efficient, cost-effective manner, if at all, or that they will be able to adequately expand their services to meet our needs. If we are unable to make alternative arrangements for the supply of critical products or services in the event of a malfunction of a product or an interruption in or the cessation of service by an existing service provider, or, if we are unable to build a viable alternative internally with the help of third party consultants, then our business, financial condition and results of operations could be materially adversely affected.

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

In our industry, there is frequent litigation based on allegations of infringement or other violations of intellectual property rights. As the number of participants in our market increases and the number of patents and other intellectual property registrations increases, the possibility of an intellectual property claim against us grows. Although we have not been the subject of a material intellectual property dispute, we cannot assure you that a third party will not assert in the future that our technology or the manner in which we operate our business violates its intellectual property rights. From time to time, in the ordinary course of our business, we may become subject to legal proceedings and claims relating to the intellectual property rights of others, and we expect that third parties may assert intellectual property claims against us, particularly as we expand the complexity and scope of our business, the number of electronic trading platforms increases and the functionality of these platforms further overlaps. Any claims, whether with or without merit, could:

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

As of December 31, 2012, we had U.S. net operating loss carry-forwards of approximately $38.6 million that will begin to expire in 2026.  A net operating loss carry-forward enables a company to apply net operating losses incurred during a current period against future periods’ profits in order to reduce tax liability in those future periods.

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

Most aspects of our broker-dealer subsidiary are highly regulated, including:

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

Bonds.com Inc. was examined by FINRA for the period September 2008 through June 2010.  In June 2011, FINRA issued its Examination Report that identified some exceptions.  Two of these exceptions were referred to FINRA Enforcement for further review.  They are: i) violations emanating from the expense-sharing agreement that the Company had with Bonds.com Inc. at the time, and related net capital issues;  and, ii) objections to a revenue-sharing agreement with another broker-dealer that raises mark-up issues.  As of the date of this report, Bonds.com Inc. is continuing to respond to requests from FINRA Enforcement.

Bonds.com Inc. was examined by FINRA for the period July 2011 to January 2012.  In December 2012, FINRA issued its Examination Report that identified some exceptions.  Three of the exceptions were referred to FINRA Enforcement for further review.  They are:  i) violations emanating from the expense-sharing agreement that the Company had with Bonds.com Inc., ii) net capital issues; and, iii) non-compliance with transaction agreements between member and non-member organizations.  As of the date of this report, Bonds.com Inc. is continuing to respond to requests from FINRA Enforcement.

If FINRA Enforcement brings enforcement actions against us, we may be subject to significant fines or other sanctions, which could have a material adverse effect on our business and results of operations.

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

Our trading system, BondsPRO, is subject to regulation as an alternative trading system under Regulation ATS.  Under Regulation ATS, the Company is required to follow additional reporting obligations and other limitations on the conduct of our business, many of which could be material. Being regulated as an alternative trading system subject to Regulation ATS includes following requirements related to, but not limited to, access, fees, operating standards and record keeping.

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

We may require additional capital to continue operations. We cannot predict our future sources of capital or our ability to obtain additional financing.  If we cannot raise such capital, we may be forced to curtail or cease operations.

Our business is dependent upon the availability of adequate funding and regulatory capital under applicable regulatory requirements. Historically, we have satisfied these needs primarily through equity and debt financing.  Our ability to continue operations and grow our business depends on our continued ability to raise additional funds and generate our targeted revenues.  We may need to raise additional funds to satisfy our working capital needs.  Additionally, we may in the future need to raise additional funds to, among other things:

●	support more rapid growth of our business;

●	develop new or enhanced services and products;

●	respond to competitive pressures;

●	acquire complementary companies or technologies;

●	enter into strategic alliances;

●	increase the regulatory net capital necessary to support our operations;

●	respond to unanticipated capital requirements; and

●	fund ongoing litigation.

As of February 28, 2013, the Company had cash and cash equivalents on hand of approximately $4.1 million. We intend to use the majority of these funds for working capital puposes.

We may not be able to obtain additional financing in amounts or on terms acceptable to us, if at all. If sufficient funds are not available or are not available on terms acceptable to us, our ability to meet our working capital requirements, fund our expansion, take advantage of acquisition opportunities, develop or enhance our services or products, or otherwise respond to competitive pressures may be significantly limited. These limitations could have a material adverse effect on our business, financial condition and results of operations.

Currently, our short term assets are less than our short term liabilities and, therefore, we have negative net working capital. For this reason and others, there is substantial doubt about our ability to continue as a going concern.

As of February 28, 2013, our cash and cash equivalent balance was approximately $4.1 million and we had approximately $3.5 million of accounts payable and accrued expenses, and convertible debt in the principal amount of $400,000 payable on demand and otherwise maturing in October 2013.

Compliance with changing laws and regulations relating to corporate governance and public disclosure has resulted, and will continue to result, in the occurrance of additional expenses associated with being a public company.

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

Our common stock is not currently listed on any exchange; but it is authorized for quotation on the OTCQB Market (Operated by the OTC Market Group, Inc.). Accordingly, the market price of our common stock is likely to be highly volatile and could fluctuate widely in price in response to various factors, many of which are beyond our control, including the following:

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

Furthermore, for companies whose securities are traded in the OTCQB Market, it is more difficult to obtain accurate quotations, obtain coverage for significant news events (because major wire services generally do not publish press releases about such companies), and obtain needed capital.

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

As of March 15, 2013, we had approximately 105 million shares of common stock issued, of which 97.4 million shares were outstanding and, outstanding options, warrants and convertible securities and other rights which are exercisable or convertible for an aggregate of approximately 1,276,292,000 additional shares of common stock. Of these options, warrants and convertible securities approximately 1,035,411,000 shares may be issued at an exercise or conversion price of $0.07 per share, and the balance at exercise or conversion prices between $0.075 and $0.50.

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

We have outstanding preferred stock with significant preferences and rights which have priority over our common stock and such preferences and rights may materially and adversely impact the value of our common stock.

We currently have outstanding shares of our Series E-2 Convertible Preferred Stock, Series E-1 Convertible Preferred Stock, Series E Convertible Preferred Stock, Series C Convertible Preferred Stock and Series A Participating Preferred Stock.  In the event we are sold or liquidated, the holders of shares of such preferred stock would be entitled to receive a potentially significant amount of funds or property, if any, lawfully available for distribution to such holders prior to any distribution to holders of our common stock.  Additionally, certain holders of our preferred stock would participate in any distribution to the holders of our common stock after the full payment, if any, of such preferred distributions.  These preferences and rights may materially and adversely impact the value of our common stock.

See Management’s Discussion and Analysis of Financial Condition – Summary of the Company’s Equity Capitalization, elsewhere in this Annual Report.

We are contemplating a 1 for 400 reverse stock split that could reduce the liquidity in our common stock.

Our stockholders have approved, and we are contemplating completing a 1 for 400 reverse stock split. Such  reverse stock split could reduce the number of holders of our common stock.  If a relatively large stockholder decides to sell a large number of shares of our common stock in a short period of time after the reverse stock split, it could lead to an excess supply of shares of our common stock available for sale and correspondingly result in a significant decline in the market price of our common stock.  Additionally, a 1 for 400 reverse stock split may result in certain stockholders having one or more “odd lots,” which are holdings of fewer than 100 shares of common stock in a publicly-traded company.  These odd lots may be more difficult to sell and may incur higher brokerage commissions when sold than shares of our common stock in multiples of 100.

There is no assurance that the 1 for 400 reverse stock split which we are contemplating will result in a sustained proportional increase in the market price of shares of our common stock.

ITEM 1B . UNRESOLVED STAFF COMMENTS

None.

ITEM 2 . PROPERTIES

New York, New York

The Company is a party to a long-term lease for office space in New York, New York which expires August 2014.

As part of its strategic plan, the Company moved its headquarters from Florida to New York in 2010.  The Company has since closed the Florida office and has satisfied all obligations under the lease.

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

On December 3, 2010, Duncan-Williams filed a motion to lift the stay issued on October 23, 2009 and to litigate the dispute in the United States District Court for the Western District of Tennessee based on the Company’s alleged failure to move forward with arbitration. On December 20, 2010, the Company filed a response to Duncan-Williams’ motion, objecting to litigating the dispute in court and supporting the Company’s claims that it is prepared to arbitrate. On December 27, 2010, Duncan-Williams filed a reply to the Company’s response. On February 11, 2011 the United States District Court for the Western District of Tennessee issued an Order Denying Motion to Lift Stay and the Company on February 22, 2011 sent a letter to Duncan-Williams counsel stating that the Company is prepared to move forward with the arbitration. Subsequently, on October 11, 2012, the Company and Duncan-Williams settled this dispute for $70,000 and signed a Settlement Agreement and Release.

ITEM 4. MINE SAFETY DISCLOSURES

None.
PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market for Common Stock

Our common stock is quoted on the OTCQB Market (Operated by the OTC Market Group, Inc.) under the symbol “BDCG”. The market for our common stock is limited and subject to volatility. There is no certainty that our common stock will continue to be quoted on the OTCQB Market or that any liquidity exists for our shareholders.

The following table contains information about the range of high and low closing prices for our common stock for each quarterly period indicated during the last two fiscal years based upon reports of transactions on the OTCQB Market and the OTC Bulletin Board (on which our common stock was previously quoted).

Fiscal Quarter End	Low	High
December 31, 2010 - OTC Bulletin Board	$0.04	$0.21
March 31, 2011 - OTC Bulletin Board	$0.11	$0.20
June 30, 2011 - OTC Bulletin Board	$0.08	$0.18
September 30, 2011 - OTC Bulletin Board	$0.0475	$0.11
December 31, 2011 - OTC Bulletin Board	$0.03	$0.10
March 31, 2012 - OTC Bulletin Board	$0.05	$0.10
June 30, 2012 - OTCQB Market	$0.015	$0.20
September 30, 2012 - OTCQB Market	$0.04	$0.07
December 31, 2012 - OTCQB Market	$0.01	$0.20

The source of these high and low prices was the OTC Bulletin Board and the OTCQB Market. These quotations reflect inter-dealer prices, without retail mark-up, markdown or commissions and may not represent actual transactions.

It is anticipated that the market price of our common stock will be subject to significant fluctuations in response to variations in our quarterly operating results, general trends in the market for the products we distribute the volume of shares sought to be purchased or sold, and other factors, many of which we have little or no control over. In addition, broad market fluctuations, as well as general economic, business and political conditions, may adversely affect the market for our common stock, regardless of our actual or projected performance. On December 31, 2012, the closing price of our common stock as reported by the  OTCQB Market was $0.011 per share.

Holders of Our Common Stock

As of March 15, 2013, we had 174 stockholders of record.

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

Securities Authorized for Issuance under Equity Compensation Plans

At the end of our fiscal year ended December 31, 2012, and as of the date of this Annual Report, we have options outstanding under our 2006 and 2011 Equity Plans, which have not been approved by stockholders.  The 2006 Equity Plan provides for the issuance of up to 8,353,538 shares of our common stock.  As of December 31, 2012, options with respect to 8,353,538 shares of our common stock have been issued under the 2006 Equity Plan.  On May 30, 2012 our Board of Directors adopted an amendment to our 2011 Equity Plan to increase the number of shares available for issuance.  The 2011 Equity Plan now provides for the issuance of up to 200,000,000 shares of our common stock.  As of December 31, 2012, options with respect to 166,284,842 shares of our common stock have been issued under the 2011 Equity Plan.

The following table provides information about the Company’s common stock that may be issued upon the exercise of stock options under all of our equity compensation plans in effect as of December 31, 2012.

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plan (excluding securities reflected in column (a) ,
	(a)	(b)	(c)
Equity Compensation plans approved by stockholders	—	—	—

Equity Compensation plans not approved by stockholders	174,638,380	$0.09	38,495,445

Summaries of Equity Compensation Plans Not Approved by Stockholders

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

(b) Option Exercise . Each stock option agreement specifies the expiration date of the option and the dates on which the option becomes exercisable. A participant exercises an option by giving to the Company written notice and full payment for the number of shares he or she is purchasing.

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

(e) Death . If a participant dies, his or her estate or beneficiary may exercise the option during the year following death, but only to the extent that it could be exercised on the date of death.

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

Purposes .  The purposes of the 2006 Equity Plan are to attract and retain the best available personnel for positions of substantial responsibility, to provide additional incentive to employees, directors and consultants and to promote the success of the Company’s business.

Administration .  The 2006 Equity Plan may be administered by the Board of Directors or a Committee, as determined by the Board of Directors.  The Administrator of the 2006 Equity Plan, whether the Board of Directors or a designated Committee, will determine the terms of each stock option, including the exercise price, exercisability, and the number of shares for each option granted to participants. The Administrator will also determine the terms of each restricted stock grant, including the restriction period, the conditions for removal of restrictions and the number of shares granted to each participant.

Eligibility .  Non-employee directors, consultants and full-time, salaried employees of the Company may be granted options and/or restricted stock. Options granted to employees may be incentive stock options or nonqualified stock options, but options granted to non-employee directors or consultants may only be nonqualified stock options.

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

Termination of the 2006 Equity Plan. The 2006 Equity Plan will terminate in August 2016.

Securities Authorized for Issuance Outside of Equity Compensation Plans

At the end of our fiscal year ended December 31, 2012, and as of the date of this Annual Report, we have options outstanding outside of our 2006 and 2011 Equity Plans, which have not been approved by stockholders. As of December 31, 2012, options with respect to 58,965,534 shares of our common stock have been issued outside of the 2006 and 2011 Equity Plans.

Summary of the Company’s Equity Capitalization

The Company currently has both common stock and preferred stock issued and outstanding.  The Company’s issued and outstanding common stock is all of a single class.  The Company’s issued and outstanding preferred stock is comprised of Series A Participating Preferred Stock (“Series A Preferred”), Series C Convertible Preferred Stock (“Series C Preferred”), Series E Convertible Preferred Stock (“Series E Preferred”), Series E-1 Convertible Preferred Stock (“Series E-1 Preferred”) and Series E-2 Convertible Preferred Stock (“Series E-2 Preferred”).  The Company also has outstanding certain convertible promissory notes, warrants, options and other rights to acquire shares of  our common stock.  A summary of certain terms of  these issued and outstanding shares of common stock and preferred stock and of these outstanding convertible promissory notes, warrants, options and other rights is set forth below.

As of March 15, 2013, we had 104,957,858 shares of common stock issued of which 97,375.008 shares were outstanding. We also had issued and had outstanding 85,835 shares of Series A Preferred, 10,000 shares of Series C Preferred, 11,831 shares of Series E Preferred, 1,334 shares of Series E-1 Preferred and 19,000 shares of Series E-2 Preferred.  Our shares of Series A Preferred are not convertible into common stock, but would participate with holders of common stock in the distribution of any legally available assets or funds of the Company upon any liquidation, dissolution or winding-up (including a sale of the Company), with each share of Series A Preferred being treated as equivalent to 100 shares of common stock for such purposes.  Our outstanding shares of Series C Preferred are convertible into an aggregate of 25,000,000 shares of common stock.  As of March 15. 2013, our outstanding shares of Series E Preferred are convertible into approximately 186,277,000 shares of common stock. Our outstanding shares of Series E-1 Preferred are convertible into either approximately 21,004,000 shares of common stock (subject to the same adjustments as the Series E Preferred) or approximately 210,040 shares of Series A Preferred (subject to equitable adjustment for stock splits, stock combinations and similar events).  As of March 15. 2013, our outstanding shares of Series E-2 Preferred are convertible into approximately 292,378,000 shares of common stock (subject to the same adjustments as the Series E Preferred). Additionally, the number of shares of common stock into which our outstanding shares of Series E Preferred, Series E-1 Preferred and Series E-2 Preferred are convertible, is subject to adjustment if we sell shares of common stock at a price less than $0.07 per share prior to June 5, 2013 and to equitable adjustment for stock splits, stock combinations and similar events as of March 15. 2013.

We have outstanding convertible promissory notes, the principal and accrued interest of which are convertible into shares of our common stock at a conversion price of $0.07 per share.  Based on the principal and interest accrued as of March 15. 2013, these convertible promissory notes are convertible for approximately 7,929,000 shares of our common stock.  As of March 15. 2013, we also have outstanding or authorized for issuance options to purchase up to approximately 271,849,000 shares of our common stock, warrants to purchase up to approximately 486,695,000 shares of our common stock, and warrants to purchase approximately 178,570 shares of our Series A Preferred.

As of March 15, 2013, if the Company issued all shares of common stock and Series A Preferred which may be issued as described above (assuming the conversion of the Series E-1 Preferred into common stock and not Series A Preferred), the Company would have issued and outstanding approximately 1,388,507,000 shares of common stock and approximately 264,000 shares of Series A Preferred.  Based on the terms and conditions of our outstanding shares of preferred stock, warrants, options and other rights (including the exercise prices of certain rights), we anticipate that a portion of the entire amount of such shares of common stock issuable as described above will not be issued, but we are unable to provide an accurate estimate of the actual number of such shares of our common stock that ultimately will be issued.

Aside from the conversion rights of our preferred stock and the conversion and exercise rights of the other outstanding instruments described above and the resulting number of our shares of common stock that may be issued as described above, the other rights, privileges and preferences of our outstanding preferred stock are complex and have a material impact on the value of our outstanding shares of common stock.  Among other things, in connection with a liquidation, dissolution or winding-up of the Company (including a sale of the Company) our shares of preferred stock would be entitled to receive a potentially significant amount of the funds or property, if any, lawfully available for distribution to stockholders prior and in preference to any distribution to the holders of our common stock.  Additionally, certain shares of our preferred stock would participate in any distribution to the holders of our common stock after the payment in full, if any, of such preferential amounts.  For example, if the Company was liquidated, dissolved, wound-up or sold as of March 15, 2013, the holders of our preferred stock would be entitled to receive the following preferential amounts out of any proceeds or property available for distribution to stockholders – with such amounts payable in the following order of priority and prior and in preference to any payment to holders of common stock:

First, holders of our Series E Preferred, Series E-1 Preferred and Series E-2 Preferred would be entitled to receive (out of funds lawfully available for distribution to stockholders, if any) approximately $67,141,000 or, if the proceeds to such holders (based on their preference and participation with holders of common stock discussed below) exceeds 5x their investment amount, $34,976,110 (as of March 15, 2013 and which amount is expected to increase over time based on the accrual of unpaid dividends).

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

The Company has been executing its current business plan for three years. The rate of growth of new customers has contributed to the significant year over year growth in trades and revenues.  The acceptance of our business model has been very strong and we continue to be encouraged by our growth and path towards profitability. We are focused on the demands of the marketplace as a result of the changing economic, regulatory and technology climate with a view to providing a trading platform that meets these demands. Our goal is to provide our institutional customers a state of the art technology platform, easily accessible and customizable to their technology infrastructure and that allows them efficient access to our large pool of  liquidity.

Technology

We rely on a third party vendor for the technology and hardware that operate our BondsPRO trading platform.  Disruptions in the services provided by third parties to us, including their inability or unwillingness to continue to license products that are critical to the success of our business at favorable terms or at all, could have a material adverse effect on our business, financial condition and results of operations.

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

Financial Results of Operations

Earnings Overview

As the Company continues on its growth path and implements its business plan, we continue to incur operating losses.  For the year ended December 31, 2012, we incurred a loss of $7.0 million that was $7.5 million less than the loss of $14.5 million incurred for the year ended December 31, 2011.  The change was due to an increase in gross revenue, offset by fluctuations within the Company’s operating expenses, primarily increases in payroll and related costs and other operating expenses offset by decreases in rent and occupancy, professional fees and impairment on intangible asset.  Additionally, there was an increase in other income of $3.2 million, composed primarily of a $2.9 million change in value of derivative financial instruments.

Revenue

The Company generates all of its revenue through its riskless principal trading activity.  Customers who initiate trades on our platform pay a mark-up/mark-down on each trade based on the trade’s size and maturity.  All trades, once matched on the platform, settle at our clearing firm and the net proceeds are credited to our account.

Total revenue increased by 74.9% to $7.6 million from $4.3 million for the twelve months ended December 31, 2012, compared to the same period in 2011.  The increase was due to the continued growth in our customer base and increased trading volumes.  Our revenue is measured as a function of the aggregate value of the securities traded, therefore revenue varies based on the size of the applicable trade.

Operating Expenses

The primary operating expenses of the Company are compensation, technology and professional and consulting fees.  Payroll expenses in 2012 and 2011 include salaries, sales commissions (2011 only), bonuses, employee benefits and payroll taxes.  In addition there are share-based compensation expenses associated with the issuance of stock options under the Company’s employee equity plans.  Our technology costs include license and other fees to our technology vendor, market data services and other communication and technology costs.  The professional and consulting fees are primarily corporate and regulatory counsel fees, audit and accounting services fees and sales, marketing and other consulting related costs.

Operating expenses decreased 5.2%, or $0.8 million, to $15.0 million from $15.8 million for the twelve months ended December 31, 2012 compared to the twelve months ended December 31, 2011. The decrease was due to fluctuations in expense of i) $0.9 million decrease related to the write off of intangible assets in 2011, ii) $0.6 million decrease in rent and occupancy due to closure of the Company’s former Florida office and relocation of New York headquarters to more cost efficient space, iii) $0.4 million decrease in professional and consulting fees pertaining to a decline in legal, accounting and investment banking fees, offset by iv) $0.4 million increase in payroll and related costs due mainly to increased salary and benefits associated with added headcount across the Company, 36 as of December 31, 2012 compared to 28 at December 31, 2011, v) $0.3 increase million increase in clearing and execution costs due to increased trading activity and vi) $0.4 million increase in other operating expenses due to increases in travel and entertainment, a legal and other settlements of $295,000 and regulatory and filing fees.

Other Income and Expense

Other income was approximately $0.4 million for the twelve month period ended December 31, 2012, compared to expense of approximately $2.8 million for the twelve month period ended December 31, 2011.  The change is primarily due to the difference of $2.9 million in the change in value of the Company’s derivative financial instruments.

Liquidity and Capital Resources

The Company continues to rely on investor capital to fund its growing business.  As of December 31, 2012, the Company had total current assets of approximately $5.7 million comprised of cash and cash equivalents ($5.5 million), and prepaid expenses and other assets ($0.2 million).  This compares with current assets of approximately $8.5 million, comprised of cash and cash equivalents ($8.3 million), and prepaid expenses and other assets ($0.2 million), as of December 31, 2011. The decrease of $2.8 million is described  more fully below.

The Company’s current liabilities as of December 31, 2012 totaled approximately $9.8 million, comprised primarily of accounts payable and accrued expenses ($3.6 million), liabilities under derivative financial instruments ($5.8 million) and convertible notes ($0.4 million).  By comparison current liabilities at December 31, 2011 were approximately $14.4 million, comprised primarily of accounts payable and accrued expenses ($5.0 million), convertible and other notes payable ($1.8 million), preferred and common stock payable ($0.1 million) and liabilities under derivative financial instruments ($7.5 million).

The working capital deficiency decreased approximately 31% or $1.9 million to $4.1 million at December 31, 2012 from $5.9 million at December 31, 2011.

During 2012, the Company raised additional equity capital, by the issuance of preferred stock and common stock warrants in the aggregate amount of $7.0 million.

In March 2013, the Company raised additional equity capital, by the issuance of preferred stock and common stock warrants in the aggregate amount of $2.0 million as noted in the Recent Financing Activities below.

Our business is dependent upon the availability of adequate funding and regulatory capital under applicable regulatory requirements.  Historically, we have satisfied these needs primarily through equity and debt financing.  Our ability to continue operations and grow our business depends on our continued ability to raise additional funds and generate our targeted revenues.  We may need to raise additional funds to satisfy our working capital needs.

The following is a summary of the Company’s cash flows provided by (used in) operating, investing, and financing activities for the twelve months ended December 31, 2012 and 2011 (in 000’s):

	2012	2011

Net cash used in operating activities	$(6,559)	$(8,753)
Net cash used in investing activities	$(1,335)	$(133)
Net cash provided by financing activities	$5,121	$16,274
Net (decrease) increase in cash and cash equivalents	$(2,773)	$7,388

Operating Activities - Cash used in operations for the year ended December 31, 2012 amounted to $6.6 million, consisting primarily of a net loss of $7.0 million, adjusted for non-cash related items of $1.6 million, including share-based compensaiton of $1.7 million, and payments to reduce our accounts payable and accrued expenses of $0.9 million.

Cash used in operations for the year ended December 31, 2011 amounted to $8.8 million, consisting primarily of a net loss of $14.5 million, adjusted for non-cash related items of $5.8 million, including changes in value of derivative financial instruments of $3.1 million and share-based compensation of $1.4 million.

Investing Activities – Cash used in investing activities of $1.3 million for the year ended December 31, 2012, primarily consisted capitalized software costs associate with the development of the new platform and leasehold improvements associate with our new headquarters.

Financing Activities - Net cash provided by financing activities of $5.1 million for the year ended December 31, 2012, primarily consisted of net proceeds from the issuance of preferred stock and common stock warrants of $6.9 million offset by the repayment of certain promissory notes payable for $1.8 million.

Net cash provided by financing activites of $16.3 million for the year ended Decemeber 31, 2011, primarily consisted of net proceeds from the issuance of preferred stock and related common stock purchase warrants of $18.1 million. These increases were offset by repayments of unsecured notes of $0.3 million and convertible notes of $1.5 million.

Recent Financing Activities

In March 2013, the Company consummated a sale of $2,000,000 for the purchase of 20 “Units” of the Company.  Each “Unit” purchased consists of (i) 100 shares of Series E-2 Convertible Preferred Stock of the Company, par value $0.0001 per share and (ii) warrants exercisable for 1,428,571 shares of common stock of the Company, par value $0.0001 per share, at an exercise price of $0.07 per share.  These financing activities were executed in order to raise cash for the purpose of covering general operating costs of the Company.

Going Concern

Our independent auditors have added an emphasis paragraph to their audit opinions issued in connection with the consolidated financial statements of Bonds.com Group, Inc. for the years ended December 31, 2012 and 2011, with respect to the substantial doubt that exists regarding our ability to continue as a going concern due to our recurring losses from operations and our accumulated deficit.  We have a history of operating losses since our inception in 2005, and have a working capital deficiency of approximately $4.1 million, an accumulated deficit of approximately $51.9 million and a stockholders deficiency of approximately $1.8 million at December 31, 2012, which together raises doubt about the Company’s ability to continue as a going concern.  Our ability to continue as a going concern will be determined by our ability to sustain a successful level of operations and to continue to raise capital from debt, equity and other sources.

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

Income Taxes

We recognize deferred income taxes for the temporary timing differences between U.S. GAAP and tax basis taxable income.  Deferred tax assets are reduced by a valuation allowance when, in the opinion of management, it is more likely than not that some portion or all of the deferred tax assets will not be realized. We evaluate and determine on a periodic basis the amount of the valuation allowance required and adjust the valuation allowance as needed. As of December 31, 2012 and 2011, a valuation allowance was established for the full amount of deferred tax assets due to the uncertainty of its realization.

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

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The following financial statements are contained in this Annual Report:

- Report of Independent Registered Public Accounting Firm;

- Consolidated Balance Sheets - December 31, 2012 and 2011;

- Consolidated Statements of Operations - For the Years ended December 31, 2012 and 2011;

- Consolidated Statements of Changes in Stockholders’ Deficit - Period from January 1, 2011 to December 31, 2012;

- Consolidated Statements of Cash Flows - For the Years ended December 31, 2012 and 2011; and

- Notes to Consolidated Financial Statements.

ITEM  9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

On December 28, 2011 our independent auditors Daszkal Bolton LLP, informed the Company that they were resigning.  As previously reported by the Company, during the six month period ending June 30, 2011, the Company and the former auditors disagreed regarding the appropriate GAAP accounting treatment of the Company’s issuance of Series D Convertible Preferred Stock and related common stock warrants issued during such period.  Specifically, the disagreement related to the application of GAAP to the price protection features of these securities. The Audit Committee of the Company’s Board of Directors discussed the accounting treatment with the Company’s management and former auditors. The difference of opinion was resolved to the former auditors’ satisfaction.  On January 20, 2012 the Audit Committee of the Board of Directors engaged EisnerAmper LLP as new independent auditors for the year ended December 31, 2011.  EisnerAmper LLP was retained as the Company’s independent auditors’ for the year ended December 31, 2012.

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

ITEM 9A. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Disclosure controls and procedures are designed with the objective of ensuring that information required to be disclosed in reports filed by the Company under the Exchange Act, such as this Annual Report, is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission.  Disclosure controls and procedures are also designed with the objective of ensuring that such information is accumulated and communicated to management, including the chief executive officer and chief financial officer as appropriate to allow timely decisions regarding required disclosure.

Our management, with the participation of our chief executive officer and chief financial officer, evaluated the effectiveness of our disclosure controls and procedures pursuant to Rule 13a-15 under the Exchange Act. In designing and evaluating the disclosure controls and procedures, management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives. In addition, the design of disclosure controls and procedures must reflect the fact that there are resource constraints and that management is required to apply its judgment in evaluating the benefits of possible controls and procedures relative to their costs.

Based on management’s evaluation, our chief executive officer and chief financial officer concluded that, as of December 31, 2012, our disclosure controls and procedures are designed at a reasonable assurance level and are effective to provide reasonable assurance that information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in SEC rules and forms, and that such information is accumulated and communicated to our management, including our chief executive officer and chief financial officer, as appropriate, to allow timely decisions regarding required disclosure.

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

Management has assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2012 using criteria established by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in “Internal Control-Integrated Framework” and concluded that the Company maintained effective internal control over financial reporting as of December 31, 2012 based on these criteria.

As of December 31, 2011, Management’s assessment, which did not include any testing, identified the following weaknesses in the Company’s internal control over financial reporting:

•	Lack of formal written policies and procedures over the financial reporting process;
•	Operated with inadequate and insufficient accounting and finance resources;
•	Inadequate controls over stock-based compensation and severance calculations;
•	Inadequate controls to ensure proper financial valuation modeling methodology relating to stock-based compensation and accounting for unit sales of stock; and
•	Inadequate controls to ensure we are properly accounting for unit sales of stock.

As of December 31, 2011, the Company concluded that these deficiencies constituted a material weakness in internal control over financial reporting which could have resulted in a material misstatement to our annual or interim consolidated financial statements. These deficiencies have been successfully remediated as of December 31, 2012.

The material weaknesses in our internal control over financial reporting has resulted, among other things, in the matters reported in Form 8-K filed by the Company on April 2, 2012.

Changes in Internal Control of Financial Reporting

In 2012, Management implemented improved internal control process and procedures over financial reporting.  The following steps were taken to remediate the conditions leading to the material weaknesses noted in 2011:

• •
Management has taken an active role in evaluating the Company’s internal control environment and the need for enhancements;

Hiring of a Financial Controller to develop and implement policies and procedure, maintain and monitor controls and directly supervise internal and external resources used in financial reporting and other key accounting and finance functions:

•	Management has engaged consultants to assist with the recording complex transactions, including accounting for stock-based compensation and other equity-related transactions; and

•	Management has developed and implemented a finance and accounting policy manual that communicates all relevant information related to significant accounting policies and required procedures.

ITEM 9B. OTHER INFORMATION

None.

PART III

Item 10. Directors, Executive Officers and Corporate Governance .

DIRECTORS AND EXECUTIVE OFFICERS OF THE COMPANY

Certain information with respect to our directors and our executive officers, as of March 15, 2013, appears below and was furnished in part by each such person.

Name	Age	First Elected	Position(s) Held with the Company
Edwin L. Knetzger, III	60	August 2009	Chairman of the Board of Directors; Chair of the Corporate Governance and Nominating Committee
Michel Daher	51	December 2011	Director
Henri J. Chaoul, Ph. D.	45	December 2011	Director; Chair of the Audit Committee and Member of the Compensation Committee
Michael Gooch	53	December 2011	Director, Member of the Compensation Committee
Patricia Kemp	50	February 2011	Director; Chair of the Compensation Committee and Member of the Audit Committee
H. Eugene Lockhart	62	February 2011	Director and a Member of the Corporate Governance and Nominating Committee
Marc Daher	22	October 2012	Director
Michael Trica	37	February 2013	Director
Thomas Thees	51	May 2012	Director and Chief Executive Officer
George O’Krepkie	47	February 2011	Director and President
John M. Ryan	60	February 2011	Chief Financial Officer and Chief Administrative Officer

Edwin L. Knetzger, III is Chairman of our Board of Directors.  Mr. Knetzger is Principal and Chief Operating Officer of Divco West Inc., a prominent private equity investment company and also serves as Vice Chairman of LoanCore Capital.  Mr. Knetzger was a co−founder of Greenwich Capital a fixed income financial organization, where he served at various times as President, Chief Executive Officer and Chairman from 1981 to 2003.  Prior to founding Greenwich Capital, Mr. Knetzger was employed by Kidder Peabody & Company where he served as Co−Manager and Head Trader of the Government Bond Trading Department from 1975 to 1980.  Mr. Knetzger also served on the boards of Paul Newman's Hole In The Wall Gang Camps for children with life threatening diseases.  Mr. Knetzger received a Bachelor of Arts and a Master of Business Administration from University of Virginia.

Michel Daher joined our Board of Directors in December 2011. In 2003, Mr. Daher founded Master Global Assets, an investment vehicle charged with managing the Daher family's investment activities. After accumulating a track record of consistent, outperforming returns, Mr. Daher went on to co-found the first hedge fund operations in the Middle East. In 2009, Mr. Daher co-founded and since then serves as Chairman of the Board of Master Capital Group SAL, one of the largest non-bank affiliated dealers broker that specifically caters to the Middle East and North Africa. In 2010, Mr. Daher founded a private equity fund targeting the FMCG sector in the Levant area. Mr. Daher also serves on the board of Victor IB Holdings, an Equities and Options broker for small institutional investors and high net worth individuals in the United States. Mr. Daher serves on the board of the Association of Lebanese Industrials as a result of  being the founder and owner of two of the largest FMCG production and distribution companies in the region. Between 2007 and 2010, Mr. Daher served on the board of Forex Capital Markets LLC as one of the company's largest shareholders. Michael Daher is Marc Daher's father.

Henri J. Chaoul, Ph.D. joined our Board of Directors in December 2011. Dr. Chaoul is an independent consultant advising several clients in the Middle East regarding investment opportunities. Dr. Chaoul has served on the board of Master Capital Group SAL since 2009, a financial broker based in the Lebanon that introduces cutting-edge financial trading platforms to clients in the Middle East and North Africa. Concurrently, Dr. Chaoul serves also on the board of CreditBank, a commercial bank based in the Lebanon and one of its top 5 commercial lenders, where he is a member of the Board Audit Committee and President of the Board Risk Management Committee. From time to time, Dr. Chaoul lectures MBA students on investment banking and corporate finance at the Olayan School of Business of the American University of Beirut. From 2009 to 2012, Dr. Chaoul served as Chief Executive Officer of Master Capital Group SAL. In 2008 and 2009, Dr. Chaoul has co-founded the first hedge fund operations in the Middle East. Prior to that, between 2004 and 2008, Dr. Chaoul was a Managing Director at the Credit Suisse in London, running Europe’s Buy-Side Insights Group, the specialized practice that dealt with all corporate finance issues of the investment bank of Credit Suisse. Between 2002 and 2004, Dr. Chaoul was the Global Managing Partner of KPMG’s economic consulting practice and was based in Paris. Earlier, and between 2000 and 2002, Dr. Chaoul was a Partner of Monitor Group, a strategy consulting firm and co-started its Chicago office. Between 1994 and 2002, Dr. Chaoul was a Principal of A.T. Kearney, a management consulting practice, focusing on development of value-based management strategies. Dr. Chaoul received his B.A. in Economics from the American University of Beirut and his Masters and Doctorate degree in Economics from Columbia University in New York City.

Michael Gooch was elected to our Board of Directors on December 15, 2011. Mr. Gooch has been the Chairman of the Board of Directors and Chief Executive Officer of GFI Group Inc. since he founded the company in 1987. Prior to founding GFI Group, Inc., Mr. Gooch worked for the Refco Group, Bierbaum Martin, Harlow Meyer Savage, Citibank and Tullet & Riley. Mr. Gooch has over three decades of experience in the wholesale brokerage industry.

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

Marc Daher joined our Board of Directors in October 2012. Mr. Daher is a Managing Director at Daher Capital. Mr. Daher joined Daher Capital in 2007. Mr. Daher’s current work also involves leading Master Capital Group, one of the largest non-bank affiliated dealer brokers that specifically caters to the Middle East and North Africaw and is regulated by the Central Bank of London. Mr. Daher also serves as a Board Member of Daher Foods and Master Capital Group. He holds a B.S. in Economics and Finance from the Lebanese American University.

Michael Trica was elected to our Board of Directors on February 28, 2013. Mr. Trica is founder of, and served as portfolio manager for Trimarc Capital Fund, L.P. ("Trimarc") since April 2006. He also is Director of Oakum Bay Capital, LLC, investment advisor to Trimare. From July 2008 to December 2011, Mr. Trica served as a portfolio manager for KVO Capital Management, LLC. Prior to founding Trimarc, Mr. Trica managed private portfolios from 1997 to 2006. Mr. Trica received a BS in Finance from the Wharton School at the University of Pennsylvania.

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

The size and composition of our Board is the subject of detailed voting arrangements among the Company and certain of our stockholders. Such voting arrangements are described below under “Voting Arrangements.”  In addition to those voting arrangements, the Board considered the following experience and attributes of Messrs. Knetzger, Michel Daher, Chaoul, Gooch, O’Krepkie, Lockhart, Marc Daher and Ms. Kemp:

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

Mark Daher

●	Leadership, management and operating experience in the financial services industry.
●	Outside board of director experience as a Member of the Board at Daher Foods and Master Capital Group.

Michael Trica

●	Leadership and senior management experience at major financial services firm as founder of Trimarc Capital.
●	Outside board of director experience as a Member of the Board at Oakum Bay Capital, LLC.

Thomas Thees

●	Chief Executive Officer of the Company effective June 1, 2012.
●	Prior success and significant operational experience in the electronic bond-trading business.
●	Significant success and leadership experience in the bond industry.

George O’Krepkie

●	President and former Head of Sales of the Company.
●	Prior success and significant sales and operational experience with a competitor of the Company.

Voting Arrangements

The Company, Daher Bonds Investment Company (“DBIC”), Mida Holdings, Oak Investment Partners XII, Limited Partnership (“Oak”), GFINet Inc. (“GFI”), Bonds MX, LLC Trimarc Capital Fund, L.P ("Trimarc") and other security holders of the Company are parties to an Amended and Restated Series E Stockholders’ Agreement dated Febuaray 28, 2013 (the “Stockholders Agreement”).

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

Additionally, pursuant to the Stockholders Agreement, (a) for so long as Oak continues to own at least 25% of the shares of Series E Preferred or Series E-2 Preferred acquired by it (or 25% of the Common Stock issued upon the conversion thereof), (i) the Company is required to nominate and use its reasonable best efforts to cause to be elected and cause to remain a director and (ii) each Series E Stockholder is required to vote all shares of voting capital stock of the Company owned by it, so as to elect, and not to vote to remove, two people designated by Oak, which Oak Designee shall, for the avoidance of doubt, be in addition to Oak’s rights in respect of the Series E Designee; (b) for so long as DBIC continues to own at least 25% of the shares of Series E-2 Preferred acquired by it (or 25% of the Common Stock issued upon the conversion thereof), (i) the Company is required to nominate and use its reasonable best efforts to cause to be elected and cause to remain a director and (ii) each Series E Stockholder is required to vote all shares of voting capital stock of the Company owned by it, so as to elect, and not to vote to remove, three people designated by DBIC; (c) for so long as GFI continues to own at least 25% of the shares of Series E Preferred or Series E-2 Preferred acquired by it (or 25% of the Common Stock issued upon the conversion thereof), (i) the Company is required to nominate and use its reasonable best efforts to cause to be elected and cause to remain a director and (ii) each Series E Stockholder is required to vote all shares of voting capital stock of the Company owned by it, so as to elect, and not to vote to remove, one person designated by GFI, and (d) for so long as Trimarc continues to own at least 25% of the Series E-2 Preferred acquired  by it (or 25% of the common stock issued upon the conversion thereof), (i) the Company is required to nominate and use its resonable best efforts to cause to be elected and cause to remain a director and (ii) each Series E Stockholder is required to vote all shares of voting capital stock of the Company owned by it, so as to elect, and not to vote to remove, one person designated by Trimarc.

Patricia Kemp (as a designee of Oak), H. Eugene Lockhart (as a designee of Oak), Michel Daher (as a designee of DBIC and Mida), Marc Daher (as a designee of DBIC and Mida), Henri J. Chaoul, Ph.D.(as a desiginee of DBIC and Mida), Michael Trica (as a designee of Trimarc), and Michael Gooch (as a desiginee of GFI), each were elected to the Board of Directors pursuant to the foregoing obligations under the Stockholders Agreement.

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

SECTION 16(a) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

Section 16(a) of the Securities Exchange Act of 1934, as amended, generally requires our directors and executive officers and persons who own more than 10% of a registered class of our equity securities (“10% owners”) to file with the SEC initial reports of ownership and reports of changes in ownership of common stock and other equity securities of the Company. Directors and executive officers act 10% owners are required by SEC regulation to furnish us with copies of all Section 16(a) reports they file. To our knowledge, based solely on review of copies of the reports furnished to us during the period from January 1, 2012 to December 31, 2012, Bonds MX, LLC, Edwin L. Knetzger III and Robert Jones, failed to timely file certain Form 4 filings with respect to the acquisition of beneficial ownership of our Common Stock in January 2012 and June 2012.

Item 10.	Executive Compensation.

EXECUTIVE COMPENSATION

The following table sets forth, in summary form, the compensation for the fiscal years ended December 31, 2012 and December 31, 2011 of certain of our current and former executive officers as of the end of our most recently completed fiscal year, who constitute all of the Company’s “Named Executive Officers” for such fiscal years pursuant to Securities and Exchange Commission rules.

Bonds.com Group, Inc.
2012 and 2011 Summary Compensation Table

			Option	Bonus	All Other		Total
Name and Principal		Salary	Awards	Awards	Compensation		Compensation
Position	Year	($)	($)	($)	($)	Ref.	($)
Thomas Thees
Chief Executive Officer (1)(7)	2012	$192,432	$961,644	$75,000	$10,087	(12)	$1,239,163
Michael O. Sanderson	2012	$—	$—	$—	$241,319	(11)	$241,319
Chief Executive Officer (2)(8)	2011	$272,500	$415,365	$70,000	$18,597	(13)	$776,462
George O’Krepkie	2012	$300,000	$85,888	$50,000	$35,014	(14)	$470,902
President (3)(9)	2011	$195,000	$283,188	$—	$433,958	(15)	$912,146
Jeffrey Chertoff
Chief Financial Officer (4)	2011	$129,306	$—	$35,000	$5,367	(6)	$169,673
John Ryan	2012	$200,000	$93,742	$75,000	$22,086	(17)	$390,828
Chief Administrative Officer/
Chief Financial Officer (5)(10)	2011	$165,756	$80,945	$35,000	$61,933	(18)	$343,634
David J. Weisberger
Chief Operating Officer (6)	2012	$80,208	$122,490	$—	$93,826	(11)	$296,524

(1)
Thomas Thees was appointed Chief Executive officer of the Company on June 1, 2012.  The Company and Mr. Thees are parties to an Employment Agreement dated May 16, 2012, which is described below under “EMPLOYMENT AGREEMENTS AND POTENTIAL PAYMENTS UPON TERMINATION OR CHANGE-IN-CONTROL.”

(2)
Michael O. Sanderson was appointed Chief Executive Officer of the Company on February 26, 2010.  Mr. Sanderson’s employment terminated in December 2011.  See Separation Agreement with Michael O. Sanderson noted below.

(3)
George O’Krepkie was appointed President of the Company on February 2, 2011.  During the fiscal year ended December 31, 2011, Mr. O’Krepkie was our Head of Sales.  The Company and Mr. O’Krepkie are parties to an Employment Agreement dated February 2, 2011, which is described below under “EMPLOYMENT AGREEMENTS AND POTENTIAL PAYMENTS UPON TERMINATION OR CHANGE-IN-CONTROL.”

(4)	The Company and Mr. Chertoff were parties to an Employment Agreement dated February 2, 2011. Mr. Chertoff resigned from the Company in September 2011.
(5)
John Ryan was appointed Chief Administrative Officer of the Company on February 2, 2011.  The Company and Mr. Ryan are parties to an Employment Agreement dated February 2, 2011, which is described below under “EMPLOYMENT AGREEMENTS AND POTENTIAL PAYMENTS UPON TERMINATION OR CHANGE-IN-CONTROL.” In October 2011 Mr. Ryan was appointed to the additional role of Chief Financial Officer.

(6)
David J. Weisberger was appointed Chief Operating Officer of the Company on February 24, 2012.  Mr. Weisberger’s employment terminated July 31, 2012.  See Separation Agreement with David J. Weisberger noted below.

(7)
On June 1, 2012, Mr. Thees was granted the right to purchase a total of 78,000,000 shares of common stock at a strike price of $0.09. 25% vested at grant and the remaining rights vest quarterly over a three-year period.  The amounts set forth in the “Option Awards” column represent the aggregate grant date fair value of awards made during the fiscal year ended December 31, 2012 in accordance with ASC Topic 718 of the Financial Accounting Standards Board Accounting Standards Codification.  Assumptions used in the calculation of these amounts are included in Note 16.

(8)
On July 14, 2011, Mr. Sanderson was originally granted the right to purchase a total of 41,051,780 shares of common stock at a strike price of $0.075. 25% vested at grant and the remaining rights vest quarterly over a four-year period.  These rights originally expired July 14, 2018.  In accordance with Mr. Sanderson’s Separation Agreement, the total share of common stock that may vest under this award is 23,733,060. The amounts set forth in the “Option Awards” column represent the aggregate grant date fair value of awards made during the fiscal year ended December 31, 2012 in accordance with ASC Topic 718 of the Financial Accounting Standards Board Accounting Standards Codification.  Assumptions used in the calculation of these amounts are included in Note 16.

(9)
In February 2, 2011 and July 14, 2011, Mr. O’Krepkie was granted the right to purchase a total of 36,750,000 and 3,901,780 shares of common stock, respectively, at various strike prices ranging from $0.7 to $0.105.  Approximately 18 million of the option vested at grant date and the balance vest over various periods from 3 to 4 years. The amounts set forth in the “Option Awards” column represent the aggregate grant date fair value of awards made during the fiscal year ended December 31, 2012 in accordance with ASC Topic 718 of the Financial Accounting Standards Board Accounting Standards Codification.  Assumptions used in the calculation of these amounts are included in Note 16.

(10)
On July 14, 2011 and May 30, 2012, Mr. Ryan was granted the right to purchase a total of 8,000,000 and 4,500,000 shares of common stock, respectively, at various strike prices ranging from $0.07 to $0.075.  Approximately 3.1 million of these options vested at grant date and the balance vest over a four-year period.    The amounts set forth in the “Option Awards” column represent the aggregate grant date fair value of awards made during the fiscal year ended December 31, 2012 in accordance with ASC Topic 718 of the Financial Accounting Standards Board Accounting Standards Codification.  Assumptions used in the calculation of these amounts are included in Note 16.

(11)
In 2012 Mr. Sanderson was paid $241,319 in accordance with his separation agreement.   See Separation Agreement with Michael O. Sanderson noted below. In 2012 Mr. Weisberger was paid $85,131 in accordance with his separation agreement. See Separation Agreement with David J. Weisberger noted below. While employed as Chief Operating Officer, the Company paid 100% of Mr. Weisberger’s health and other benefit costs amounting to $8,695 in 2012.

(12)	The Company paid 100% of Mr. Thees’ health and other benefit costs amounting to $10,087 in 2012.
(13)	The Company paid 100% of Mr. Sanderson’s health and other benefit costs amounting to $18,597 in 2011.
(14)	The Company paid 100% of Mr. O’Krepkie’s health and other benefit costs amounting to $35,014 in 2012.
(15)	The Company paid Mr. O’Krepkie $401,908 of commissions in 2011. Additionally 100% of Mr. O’Krepkie’s health and other benefit costs amounting to $32,050 in 2011.
(16)	In 2012 the Company paid 100% of Mr. Ryan’s health and other benefit costs amounting to $18,086, and a rental allowance of $4,000.
(17)	In 2011, the Company paid 100% of Mr. Ryan’s health and other benefit costs amounting to $17,647, and a rental allowance of 44,286.

Bonds.com Group, Inc.
Outstanding Executive Equity Awards at Fiscal Year-End

	Options Award
	Number of Securities	Number of Securities
	Underlying Unexercised	Underlying Unexercised	Option	Option
Name	Options Exercisable	Options Unexercisable	Exercise Price	Expiration Date

Thomas Thees (1)	29,250,000	48,750,000	$0.090	05/10/19
Michael Sanderson (2)	21,808,758	1,924,302	$0.075	07/14/18
George O’Krepkie (3)	18,575,000	—	$0.070	02/02/18
George O’Krepkie (4)	12,383,333	6,366,667	$0.105	02/02/18
George O’Krepkie (5)	2,072,821	1,828,959	$0.075	07/14/18
John Ryan (6)	4,250,000	3,750,000	$0.075	07/14/18
John Ryan (7)	1,546,875	2,953,125	$0.070	05//30/19
David Weisberger (8)	5,000,000	—	$0.105	02/02/18
David Weisberger (9)	5,000,000	—	$0.070	02/02/18
David Weisberger (10)	—	2,500,000	$0.070	05/30/19

(1)
On May 10, 2012, Thomas Thees was granted 78,000,000 equity options to purchase common stock.  19,000,000 vested on June 1, 2012, while the remaining 59,000,000 vest quarterly over three years from grant date with a final vesting date of June 1, 2015.

(2)
On July 14, 2011, Michael Sanderson was granted 41,051,780 equity options to purchase common stock.  In accordance with Mr. Sanderson’s Separation Agreement, the maximum number of options that could vest is 23,733,060.  10,262,945 vested on July 14, 2011, while the remaining 13,470,115 vest quarterly over four years from grant date with a final vesting date of July 14, 2015.

(3)	On February 2, 2011, George O’Krepkie was granted 18,575,000 equity options to purchase common stock. These options vested immediately upon issuance on February 2, 2011.
(4)
On February 2, 2011, George O’Krepkie was granted 18,575,000 equity options to purchase common stock.  These options vest quarterly over three years from grant date with a final vesting date of February 2, 2014.

(5)
On July 14, 2011, George O'Krepkie was granted 3,901,780 equity options to purchase common stock. 975,445 vested upon issuance on July 14, 2011, while the remaining 2,926,335 vest quarterly over four years from grant date witha  finalvesting date of July 14, 2015.

(6)
On July 14, 2011, John Ryan was granted 8,000,000 equity options to purchase common stock.  2,000,000 vested upon issuance on July 14, 2011, while the remaining 8,000,000 vest quarterly over four years from grant date with a final vesting date of July 14, 2015.

(7)
On May 30, 2012, John Ryan was granted 4,500,000 equity options to purchase common stock.  1,125,000 vested upon issuance on July 14, 2011, while the remaining 3,375,000 vest quarterly over four years from grant date with a final vesting date of May 30, 2016.

(8)
On February 2, 2011, David Weisberger was granted 5,000,000 equity options to purchase common stock.  Vesting of these options was modified in accordance with Mr. Weisberger’s Separation Agreement noted within the Employment Agreements with Executive Officers section of Item 11.

(9)
On February 2, 2011, David Weisberger was granted 5,000,000 equity options to purchase common stock.  Vesting of these options was modified in accordance with Mr. Weisberger’s Separation Agreement noted within the Employment Agreements with Executive Officers section of Item 11.

(10)
On May 30, 2012, David Weisberger was granted 2,500,000 equity options to purchase common stock.  Vesting of these options was modified in accordance with Mr. Weisberger’s Consulting Agreement noted within the Employment Agreements with Executive Officers section of Item 11.

2012 DIRECTOR COMPENSATION

	Paid in Cash	Option Awards	All Other Compensation (5)	Total
Name	($)	($)	($)	($)

Henri J. Chaoul (1)	—	—	56,001	56,001
Michel Daher (1)	—	—	36,999	36,999
Marc Daher (3)	—	—	6,249	6,249
Michael Gooch (1)	—	—	42,499	42,499
Patricia Kemp (2)(6)	—	28,667	44,499	73,166
Marwan Khoueiri (4)	—	—	9,333	9,333
Edwin L. Knetzger (7)	—	84,333	63,999	148,332
H. Eugene Lockhart (2)(8)	—	28,000	30,999	58,999
David S. Bensol (9)	—	68,667	—	68,667
George P. Jameson (10)	—	68,333	—	68,333

(1)	Elected to the Board in December 2011.
(2)	Elected to the Board in February 2011.
(3)	Elected to the Board in October 2012.
(4)	Elected to the Board in June 2012 and resigned in September 2012.
(5)	Amounts in the All Other Compensation column above relate to directors' fees earned in 2012. Directors' fees consist of annual retainer fees, meeting participation fees, committee retainer fees and Committee meeting particpation fees. The Copany has the right to pay thes fees in cash or other consideration and is currently in discussions to determine pay-out method of 2012 amounts.
(6)
In consideration of 2011 earned directors’ fees, on May 30, 2012 Ms. Kemp was granted equity options to purchase 1,433,334 shares of common stock at a strike price of $0.03.  These shares were fully vested on the grant date.  The amounts set forth in the “Option Awards” column represent the aggregate grant date fair value of awards made during the fiscal year ended December 31, 2012 in accordance with ASC Topic 718 of the Financial Accounting Standards Board Accounting Standards Codification.  Assumptions used in the calculation of these amounts are included in Note 16.

(7)
In consideration of 2011 earned directors’ fees, on May 30, 2012 Mr. Knetzger was granted equity options to purchase 4,216,667 shares of common stock at a strike price of $0.03.  These shares were fully vested on the grant date.  The amounts set forth in the “Option Awards” column represent the aggregate grant date fair value of awards made during the fiscal year ended December 31, 2012 in accordance with ASC Topic 718 of the Financial Accounting Standards Board Accounting Standards Codification.  Assumptions used in the calculation of these amounts are included in Note 16.

(8)
In consideration of 2011 earned directors’ fees, on May 30, 2012 Mr. Lockhart was granted equity options to purchase 1,400,000 shares of common stock at a strike price of $0.03.  These shares were fully vested on the grant date.  The amounts set forth in the “Option Awards” column represent the aggregate grant date fair value of awards made during the fiscal year ended December 31, 2012 in accordance with ASC Topic 718 of the Financial Accounting Standards Board Accounting Standards Codification.  Assumptions used in the calculation of these amounts are included in Note 16.

(9)
In consideration of 2011 earned directors’ fees, on May 30, 2012 Mr. Bensol was granted equity options to purchase 3,433,334 shares of common stock at a strike price of $0.03.  These shares were fully vested on the grant date.  The amounts set forth in the “Option Awards” column represent the aggregate grant date fair value of awards made during the fiscal year ended December 31, 2012 in accordance with ASC Topic 718 of the Financial Accounting Standards Board Accounting Standards Codification.  Assumptions used in the calculation of these amounts are included in Note 16.

(10)
In consideration of 2011 earned directors’ fees, on May 30, 2012 Mr. Jameson was granted equity options to purchase 3,416,667 shares of common stock at a strike price of $0.03.  These shares were fully vested on the grant date.  The amounts set forth in the “Option Awards” column represent the aggregate grant date fair value of awards made during the fiscal year ended December 31, 2012 in accordance with ASC Topic 718 of the Financial Accounting Standards Board Accounting Standards Codification.  Assumptions used in the calculation of these amounts are included in Note 16.

EMPLOYMENT AGREEMENTS AND POTENTIAL PAYMENTS UPON TERMINATION OR CHANGE-IN-CONTROL

Employment Agreements with Executive Officers.

We have Employment Agreements with each of Thomas Thees our Chief Executive Officer, George R. O’Krepkie, our President, and John M. Ryan, our Chief Financial Officer.  These Employment Agreements, which are summarized below, provide for the current compensation and benefits of these executive officers and also provide for certain benefits upon a termination of employment or change-in-control.

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

Employment Agreement with John M. Ryan.

Pursuant to his Employment Agreement, Mr. Ryan’s base salary shall not be less than $225,000 per year, and he is eligible for an annual performance bonus on performance at the discretion of our Board of Directors.  The term of the Employment Agreement is indefinite.

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

Severance and Separation Arrangements with David J. Weisberger and Michael O. Sanderson.

Separation Agreement with David J. Weisberger

On August 1, 2012, David J. Weisberger and the Company agreed that Mr. Weisberger would cease serving as Chief Operating Officer (an officer of the Company) effective July 31, 2012, and Mr. Weisberger’s employment with the Company terminated at that time.  In connection with the termination of Mr. Weisberger’s employment, the Company and Mr. Weisberger entered into the Separation Agreement dated as of August 1, 2012 (the “Separation Agreement”).  Except with respect to certain restrictive covenants in favor of the Company and given by Mr. Weisberger and certain other matters, the Separation Agreement terminated the Employment Agreement dated February 2, 2011, between the Company and Mr. Weisberger.

The Separation Agreement also provides Mr. Weisberger with the following severance benefits, which were otherwise payable under his Employment Agreement: (a) the Company will pay Mr. Weisberger severance at the rate of $175,000 per annum for 12 months after July 31, 2012, less ordinary payroll deductions; and (b)  Mr. Weisberger shall be entitled to reimbursement of his COBRA premiums for continued health insurance coverage for him and his dependents through the end of the 12-month severance period.

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

SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth, as of March 15, 2013, the number of shares of our voting equity securities owned by (i) each person who is known by us to own of record or beneficially five percent (5%) or more of any class of our voting equity securities, (ii) each of our directors, (iii) each of our executive officers and (iv) all of our directors and executive officers as a group.  Unless otherwise indicated, each of the persons listed below has sole voting and investment power with respect to the shares of our voting equity securities beneficially owned.

Name and Address of Beneficial Owner (1)	Shares of Common Stock Beneficially Owned (2)	Percentage of Common Stock Beneficially Owned (2)(3)	Shares of Series C Preferred Beneficially Owned (2)(3)	Shares of Series E and E-2 Preferred Beneficially Owned (2)(3)	Aggregate Voting Percentage (2)(4)

Directors and Executive Officers:

Henri J. Chaoul, Ph. D.	—	—	—	—	—
Marc Daher (32)	297,975,734	75.37%	—	10,000	40.06%
Michel Daher (5)	297,975,734	75.37%	—	10,000	40.06%
Michael Gooch	—	—	—	—	—
Patrica Kemp (6)	7,591,101	7.23%	—	—	1.25%
Edwin L Knetzger III (7)	142,365,451	79.23%	—	2,434	22.07%
H. Eugene Lockhart (8)	7,557,767	7.20%	—	—	1.24%
George O’Krepkie (9)	34,761,967	26.31%	—	—	5.47%
John Ryan (10)	6,649,473	6.41%	—	—	1.09%
Thomas Thees (11)	34,125,000	25.95%	—	—	5.37%
Michael H. Trica (12)	57,236,791	37.02%	—	2,000	9.09%

Five Percent Beneficial Owners:

Oak Investment Partners XII, LP (13)	235,707,044	70.77%	8,795.33	7,267	33.62%
Daher Bonds Investment Company (14)	178,785,441	64.74%	—	6,000	26.03%
GFINet Inc. (15)	167,098,425	63.18%	—	5,667	24.59%
Mida Holdings (16)	119,190,293	55.04%	—	4,000	18.11%
Fund Holdings (17)	48,929,163	50.25%	—	—	9.14%
Bonds MX, LLC (18)	71,090,471	42.13%	—	2,434	11.22%
Jefferies & Company, Inc. (19)	61,194,684	38.59%	—	2,072	9.72%
Trimarc Capital, LLC (20)	57,236,791	37.02%	—	2,000	9.09%
Laidlaw Related (21)	23,669,919	21.06%	—	—	3.84%
BR Trust (22)	20,936,854	17.70%	—	—	3.37%
John J. Barry III (23)	20,639,294	21.20%	—	—	3.43%
Michael O. Sanderson (24)	23,999,720	19.82%	—	—	3.84%
John J. Barry IV (25)	23,331,739	22.57%	—	—	3.84%
Robert Jones (26)	21,198,727	18.75%	—	267	3.46%
XOL Holdings S.A.L. (27)	14,898,787	13.27%	—	500	2.45%
Plough Penny Partners, LP (28)	9,182,440	8.62%	—	312	1.52%
David Weisberger (29)	8,949,075	8.42%	79.63	—	1.47%
Tully Capital Partners (30)	6,500,000	6.26%	—	—	1.07%
Richard Coons (31)	6,195,044	5.98%	—	212	1.03%

All Directors and Executive Officers as a Group:	588,263,283	94.07%	—	14,434	64.86%

_________________________
(1) Unless otherwise noted, the address of each person is c/o Bonds.com Group, Inc., 1500 Broadway, 31st Floor, New York, New York 10036.

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

(3) The Company has issued and outstanding shares of four classes of equity securities that are entitled to vote with respect to the election of directors: Common Stock, Series C Convertible Preferred Stock (“Series C Preferred”), and Series E Convertible Preferred Stock (“Series E Preferred”) and Series E-2 Convertible Preferred Stock (Series E-2 Preferred and, collectively with the Series E Preferred, “Series E/E-2 Preferred”).  The Common Stock, Series C Preferred and Series E/E-2 Preferred all vote together as a single voting group with respect to the election of directors, with holders of Common Stock having one vote per share, holders of Series C Preferred currently having 2,500 votes per share, and holders of Series E/E-2 Preferred having such number of votes per share as if they had converted to Common Stock (which, as of March 15, 2013, equates to approximately 15,700 votes per share for our Series E/E-2 Preferred issued on December 5, 2011, approximately 15,600 votes per share for our shares of Series E/E-2 Preferred issued on January 24, 2012, approximately 15,200 votes per share for our shares of Series E/E-2 Preferred issued on June 8, 2012, and approximately 14,300 votes per share for our shares of Series E/E-2 Preferred issued on February 28, 2013).  The information in this table is based upon 97,375,008 shares of Common Stock issued, 10,000 shares of Series C Preferred issued and outstanding (which have an aggregate of 25,000,000 votes in connection with the election of directors), 11,831 shares of Series E Preferred issued and outstanding (which, as of March 15, 2013, have an aggregate of approximately 185,746,700 votes in connection with the election of directors), and 19,000 shares of Series E-2 Preferred issued and outstanding (which, as of March 15, 2013, have an aggregate of approximately 292,120,000 votes in connection with the election of directors.  The Common Stock, Series C Preferred and Series E/E-2 Preferred also vote as a single voting group on all other matters presented to the stockholders of the Company, except as otherwise required by law.

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

(5) Comprised of (a) 93,071,155 shares of Common Stock issuable upon conversion of shares of Series E-2 Preferred owned of record by Daher Bonds Investment Company (“DBIC”), (b) 85,714,286 shares of Common Stock issuable upon exercise of warrants to purchase shares of Common Stock owned of record by DBIC, (c) 62,047,436 shares of Common Stock issuable upon conversion of shares of Series E-2 Preferred owned of record by Mida Holdings (“Mida”), and (d) 57,142,857 shares of Common Stock issuable upon exercise of warrants to purchase shares of Common Stock owned of record by Mida.  Michel Daher is a Manager of DBIC and the Manager of Mida.  His business address is P.O. Box 241, Ferzol Main Road, Bekaa Valley, Lebanon.

(6) Comprised of shares that Ms. Kemp has the right to acquire within 60 days upon the exercise of stock options.

(7) Comprised of (a) 16,958,130 issued and outstanding shares of Common Stock owned by Fund Holdings LLC, of which Mr. Knetzger is the manager, (b) 5,129,150 issued and outstanding shares of Common Stock owned by Mr. Knetzger, (c) 500,000 shares of Common Stock that Mr. Knetzger has the right to acquire within 60 days upon the exercise of  outstanding stock options, (d) 2,134 shares of Series E Preferred and 300 shares of Series E-2 Preferred owned by Bonds MX, LLC of which Mr. Knetzger is a member, (e) 17,331,739 shares beneficially owned by John J Barry IV, in which Fund Holdings LLC and Mr. Knetzger, as its manager, may be deemed to have beneficial ownership pursuant to the Voting Agreement, and (f) 20,639,294 shares beneficially owned by John J. Barry III, in which Fund Holdings LLC and Mr. Knetzger, as its manager, may be deemed to have beneficial ownership pursuant to the Voting Agreement. Mr. Knetzger disclaims beneficial ownership of the shares beneficially owned by either of John J. Barry IV and John J. Barry III and this Annual Report shall not be construed as an admission that Mr. Knetzger is the beneficial owner of any such shares. Mr. Knetzger holds a 17.4% interest in Fund Holdings LLC and a 50% interest in Bonds MX, LLC. Accordingly, Mr. Knetzger disclaims beneficial ownership of the shares described in clauses (a) and (d), except to the extent of his pecuniary interest in 16.3% of such shares owned by Funds Holdings, LLC and 50% of the shares owned by Bonds MX, LLC.  Does not include 6,000,000 shares of Common Stock which John J. Barry, IV may acquire within 60 days upon the exercise of a stock option.  The address for Mr. Knetzger is c/o DivcoWest, 575 Market Street, 35th Floor, San Francisco, California 94105.

(8) Comprised of shares that Mr. Lockhart has the right to acquire within 60 days upon the exercise of stock options.

(9) Comprised of shares that Mr. O’Krepkie has the right to acquire within 60 days upon the exercise of stock options.

(10) Comprised of (a) 266,660 issued and outstanding shares of Common Stock owned by Mr. Ryan and (b) shares that Mr. Ryan has the right to acquire within 60 days upon the exercise of stock options.

(11) Comprised of shares that Mr. Thees has the right to acquire within 60 days upon the exercise of stock options.

(12) Comprised of (a) 28,665,362 shares of Common Stock issuable upon conversion of shares of Series E-2 Preferred owned of record by Trimarc Capital Fund, LP (“Trimarc”), and (b) 28,571,429 shares of Common Stock issuable upon exercise of warrants to purchase shares of Common Stock owned of record by Trimarc. Michael H. Trica is a Manager of Trimarc.  Trimac’s business address is 400 Madison Avenue, Suite 9D, New York, New York 10017.

(13) Comprised of 135,707,044 shares of Common Stock issuable upon the conversion of Series C Preferred, Series E Preferred and Series E-2 Preferred held of record by Oak Investment Partners XII, Limited Partnership (“Oak”), and (b) 100,000,000 shares of Common Stock issuable upon conversion of warrants to purchases shares of Common Stock owned of record by Oak.  The Series C Preferred listed include approximately 2,639 shares of Series C Preferred with respect to which Oak may be deemed to have beneficial ownership but are subject to an escrow arrangement and potential forfeiture based on the terms of the Company’s Asset Purchase Agreement, dated February 2, 2011, with Beacon Capital Strategies, Inc.  Oak Associates XII, LLC (Oak’s general partner), Oak Management Corporation, (the manager of Oak Associates XII, LLC), and Bandel L. Carano, Gerald R. Gallagher, Edward F. Glassmeyer, Fredric W. Harman, Ann H. Lamont, Iftikar A. Ahmed, Warren B. Riley and Grace A. Ames, (each partners of Oak and, collectively, the “Oak Partners”) may be deemed to beneficially own the securities owned of record by Oak.  Oak and certain other security holders of the Company are parties to the Series E Stockholders’ Agreement described elsewhere in this Annual Report, which includes provisions with respect to the voting for members of the Company’s Board of Directors.  Oak, Oak Associates XII, LLC, Oak Management Corporation and the Oak Partners disclaim beneficial ownership of any shares of Common Stock other than those reported as beneficially owned by it.  Oak’s address is 901 Main Avenue, Suite 600, Norwalk, Connecticut 06851.

(14) Comprised of (a) 93,071,155 shares of Common Stock issuable upon conversion of shares of Series E-2 Preferred owned of record by DBIC, and (b) 85,714,286 shares of Common Stock issuable upon exercise of warrants to purchase Common Stock owned of record by DBIC.  Michel Daher, a manager of DBIC, and Abdallah Daher, a manager of DBIC, may be deemed to beneficially own the securities owned by DBIC.  DBIC and certain other security holders of the Company are parties to the Series E Stockholders’ Agreement described elsewhere in this Annual Report, which includes provisions with respect to the voting for members of the Company’s Board of Directors.  DBIC disclaims beneficial ownership of any shares of Common Stock other than those reported as beneficially owned by it.  DBIC’s business address is P.O. Box 241, Ferzol Main Road, Bekaa Valley, Lebanon.

(15) Comprised of 88,526,996 shares of Common Stock issuable upon the conversion of Series E Preferred and Series E-2 Preferred held of record by GFINet, Inc. (“GFI”), and (b) 78,571,429 shares of Common Stock issuable upon conversion of warrants to purchases shares of Common Stock owned of record by GFI.  GFI Group Inc. may be deemed to beneficially own the securities owned of record by GFI.  GFI and certain other security holders of the Company are parties to the Series E Stockholders’ Agreement described elsewhere in this Annual Report, which includes provisions with respect to the voting for members of the Company’s Board of Directors.  GFI disclaims beneficial ownership of any shares of Common Stock other than those reported as beneficially owned by it.  GFI’s address is c/o GFI Group Inc., 55 Water Street New York, NY 10041.

(16) Comprised of (a) 62,047,436 shares of Common Stock issuable upon conversion of shares of Series E-2 Preferred owned of record by Mida, and (b) 57,142,857 shares of Common Stock issuable upon exercise of warrants to purchase Common Stock owned of record by Mida.  Michel Daher, a manager of Mida, may be deemed to beneficially own the securities owned by Mida.  Mida and certain other security holders of the Company are parties to the Series E Stockholders’ Agreement described elsewhere in this Annual Report, which includes provisions with respect to the voting for members of the Company’s Board of Directors.  Mida disclaims beneficial ownership of any shares of Common Stock other than those reported as beneficially owned by it.  Mida’s business address is P.O. Box 241, Ferzol Main Road, Bekaa Valley, Lebanon.

(17) Comprised of (a) 16,958,130 issued and outstanding shares of Common Stock owned by Fund Holdings LLC, of which Mr. Knetzger is the manager, (b) 17,331,739 shares beneficially owned by John J Barry IV, in which Fund Holdings LLC may be deemed to have beneficial ownership pursuant to the Voting Agreement, and (c) 20,639,294 shares beneficially owned by John J. Barry III, in which Fund Holdings LLC may be deemed to have beneficial ownership pursuant to the Voting Agreement. Fund Holdings LLC disclaims beneficial ownership of the shares beneficially owned by either of John J. Barry IV and John J. Barry III and this Proxy Statement shall not be construed as an admission that Fund Holdings LLC is the beneficial owner of any such shares.  Fund Holdings LLC and certain other security holders of the Company are parties to the Series E Stockholders’ Agreement described elsewhere in this Annual Report, which includes provisions with respect to the voting for members of the Company’s Board of Directors.  Fund Holdings, LLC disclaims beneficial ownership of any shares of Common Stock other than those reported as beneficially owned by it.  The address for Fund Holdings LLC is c/o DivcoWest, 575 Market Street, 35th Floor, San Francisco, California 94105.

(18) Comprised of (a) 38,233,328 shares of Common Stock issuable upon conversion of shares of Series E Preferred and Series E-2 Preferred owned of record by Bonds MX, LLC, and (b) 32,857,143 shares of Common Stock issuable upon exercise of warrants to purchase shares of Common Stock owned of record by Bonds MX, LLC.  Hugh Regan is the Manager of Bonds MX, LLC.  Mr. Knetzger and Tully Capital Partners, LLC are the sole members of Bonds MX, LLC, each of which owns a 50% interest in Bonds MX, LLC. The address of Bonds MX, LLC is c/o Laidlaw & Company (UK) LTD, 90 Park Avenue, 31st Floor, New York, New York 10016, Att: Hugh Regan.

(19) Comprised of (a) 32,623,255 shares of Common Stock issuable upon conversion of shares of Series E Preferred owned of record by Jefferies & Company, Inc. (“Jefferies”), and (b) 28,571,429 shares of Common Stock issuable upon the exercise of warrants to purchase Common Stock owned of record by Jefferies.  Jefferies Group, Inc. may be deemed to beneficially own the securities owned of record by Jefferies.  Jefferies and certain other security holders of the Company are parties to the Series E Stockholders’ Agreement described elsewhere in this Annual Report, which includes provisions with respect to the voting for members of the Company’s Board of Directors.  Jefferies and Jefferies Group, Inc. disclaim beneficial ownership of any shares of Common Stock other than those reported as beneficially owned by them.  Jefferies’ business address is 520 Madison Avenue, New York, New York 10022.

(20) Comprised of (a) 28,665,362 shares of Common Stock issuable upon conversion of shares of Series E-2 Preferred owned of record by Trimarc Capital Fund, LP (“Trimarc”), and (b) 28,571,429 shares of Common Stock issuable upon exercise of warrants to purchase shares of Common Stock owned of record by Trimarc.  Trimac’s business address is 400 Madison Avenue, Suite 9D, New York, New York 10017.

(21) Includes (a) 289,487 issued and outstanding shares of Common Stock owned by Laidlaw & Company (UK) LTD, (b) 52,947 issued and outstanding shares of Common Stock owned by Laidlaw Holdings, PLC, (c) 8,327,484 issued and outstanding shares of Common Stock owned by Laidlaw Venture Partners III, LLC, and (d) 15,000,000 shares of Common Stock issuable to Laidlaw & Company (UK) LTD upon exercise of a warrant to purchase shares of Common Stock.

(22) Comprised of (a) 15,639,294 shares of common stock held jointly by Mr. Barry with his spouse, Holly A.W. Barry, as tenants by the entirety, and (b) 5,000,000 shares owned by Duncan Family, LLC, of which Mr. and Mrs. Barry are each 50% owners of the managing membership interest, and of which 20% of the non−managing membership interest is held by Shannon Duncan Family Trust, of which Mr. Barry’s daughter, Shannon Duncan, is the sole trustee and primary beneficiary.  Mr. Barry disclaims beneficial ownership of the foregoing shares except to the extent of his pecuniary interest therein.  The address for Mr. Barry is 8222 Regents Ct., University Park, Florida 34201.

(23) Comprised of 20,936,854 shares of Common Stock issuable upon exercise of warrants to purchase shares of Common Stock owned of record by BR Trust.

(24) Comprised of (a) 266,660 issued and outstanding shares of Common Stock owned by Mr. Sanderson and (b) shares that Mr. Sanderson has the right to acquire within 60 days upon the exercise of stock options.

(25) Comprised of (a) 3,375,000 shares of Common Stock held by the John J. Barry, IV Revocable Trust, (b) 10,000,000 shares of Common Stock held by Otis Angel LLC, (c) 3,956,739 shares of Common Stock held by Siesta Capital LLC, and (d) 6,000,000 shares that Mr. Barry has the right to acquire within 60 days upon the exercise of stock options.  Mr. Barry disclaims beneficial ownership of the foregoing shares except to the extent of his pecuniary interest therein.  The address for Mr. Barry is 1216 Spanish River Road, Boca Raton, FL 33432.

(26) Comprised of (a) 5,526,607 shares of Common Stock, (b) 3,571,429 shares of Common Stock issuable upon exercise of warrants to purchase shares of Common Stock, and (c) 4,203,865 shares of Common Stock issuable upon conversion of shares of Series E Preferred.  Mr. Jones and certain other security holders of the Company are parties to the Series E Stockholders’ Agreement described elsewhere in this Annual Report, which includes provisions with respect to the voting for members of the Company’s Board of Directors.  Mr. Jones disclaims beneficial ownership of any shares of Common Stock other than those reported as beneficially owned by them.

(27) Comprised of (a) 7,755,930 shares of Common Stock issuable upon conversion of shares of Series E-2 Preferred owned of record by XOL Holding S.A.L. (“XOL”), and (b) 7,142,857 shares of Common Stock issuable upon the exercise of warrants to purchase Common Stock owned of record by XOL.  XOL and certain other security holders of the Company are parties to the Series E Stockholders’ Agreement described elsewhere in this Annual Report, which includes provisions with respect to the voting for members of the Company’s Board of Directors.  XOL disclaims beneficial ownership of any shares of Common Stock other than those reported as beneficially owned by them.  XOL’s business address is Dedeian Building 1st Floor, Naher Al Mout Street, Metn, Lebanon.

(28) Comprised of 4,896,726 shares of Common Stock issuable upon the conversion of Series E Preferred and Series E-2 Preferred held of record by Plough Penny Partners (“Plough Penny”), and (b) 4,285,714 shares of Common Stock issuable upon conversion of warrants to purchases shares of Common Stock owned of record by Plough Penny.  Plough Penny and certain other security holders of the Company are parties to the Series E Stockholders’ Agreement described elsewhere in this Annual Report, which includes provisions with respect to the voting for members of the Company’s Board of Directors.  Plough Penny disclaims beneficial ownership of any shares of Common Stock other than those reported as beneficially owned by it.  Plough Penny’s address is c/o Plough Penny Management LLC, 270 Lafayette Street, Suite 1301, New York, NY 10012.

(29) Comprised of 199,075 shares of Common Stock issuable upon the conversion of Series C Preferred held of record by Mr. Weisberger and (b) shares that Mr. Weisberger has the right to acquire within 60 days upon the exercise of stock options.

(30) Comprised of shares of Common Stock issuable upon exercise of a warrant to purchase Common Stock.

(31) Comprised of (a) 3,337,901 shares of Common Stock issuable upon conversion of shares of Series E Preferred owned of record by Mr. Coons, and (b) 2,857,143 shares of Common Stock issuable upon the exercise of warrants to purchase Common Stock owned of record by Mr. Coons.  Mr. Coons and certain other security holders of the Company are parties to the Series E Stockholders’ Agreement described elsewhere in this Annual Report, which includes provisions with respect to the voting for members of the Company’s Board of Directors.  Mr. Coons disclaims beneficial ownership of any shares of Common Stock other than those reported as beneficially owned by it.  Mr. Coons’ business address is 191 Cat Rock Road, Cos Cob, CT 06807.

(32) Comprised of (a) 93,071,155 shares of Common Stock issuable upon conversion of shares of Series E-2 Preferred owned of record by Daher Bonds Investment Company (“DBIC”), (b) 85,714,286 shares of Common Stock issuable upon exercise of warrants to purchase shares of Common Stock owned of record by DBIC, (c) 62,047,436 shares of Common Stock issuable upon conversion of shares of Series E-2 Preferred owned of record by Mida Holdings (“Mida”), and (d) 57,142,857 shares of Common Stock issuable upon exercise of warrants to purchase shares of Common Stock owned of record by Mida.  The reporting person, Marc Daher, is an immediate family member of, and shares a household with, Michel Daher. For that reason, the reporting person is disclosing a beneficial ownership interest in the securities owned by Mida and DBIC and attributed to Michel Daher.  His business address is P.O. Box 241, Ferzol Main Road, Bekaa Valley, Lebanon.

Item 13.	Certain Relationships and Related Transactions, and Director Independence.

CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Explanatory Note: Defined terms used elsewhere in this Annual Report on Form 10-K are not used in this Item 13. Instead, for ease of reference, any defined terms used in this Item 12 are defined below.

UBS Stockholders Agreement.

The Company, UBS Americas Inc. (“UBS”), John J. Barry, III, John J. Barry, IV, affiliates of John J. Barry, III and John J. Barry, IV and certain security holders of the Company are parties to a Stockholders Agreement dated January 11, 2010 (the “Series A Stockholders Agreement”), pursuant to which, among other things:

●
The Company and each stockholder party to the Series A Stockholders’ Agreement (other than UBS) is prohibited from appointing or voting in favor of, as applicable, any nominee to the Company’s board of directors that is affiliated with another bank, bank holding company, broker or dealer unless UBS agrees in writing, except that the foregoing restriction shall not apply to Edwin L. Knetzger III.

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

Series E Stockholders' Agreement.

The Company, Daher Bonds Investment Company ("DBIC"), Mida Holdings ("Mida"), Oak Investment Partners XII, Limited Partnership ("OAK") , GFINet Inc. ("GFI"), UBS, Bonds MX, LLC (an affiliate of Edwin L. Knetzger, III), Jefferies & Company, Inc ("Jefferies"), Trimarc Capital Fund, L.P. ("Trimarc") and certain other stockholders are parties to an Amended and Restated Stockholders' Agreement dated February 28, 2013, which sets certain agreements among and between the Company and such stockholders (the “Series E Stockholders’ Agreement”).

Pursuant to the Series E Stockholders’ Agreement, in the event that DBIC, Mida, Oak, GFI, UBS, Bonds MX, Jefferies, Trimarc (the “Series E Stockholders”) seeks to sell his or its shares of Series E Preferred, Series E-1 Preferred or Series E-2 Preferred, as the case may be, each other Series E Stockholder shall have the right to sell a pro rata portion of its similar securities along with the selling Series E Stockholder. Alternatively, the Company, at its option, may redeem the applicable securities from the other Series E Stockholders and the selling Series E Stockholder would be permitted to sell his or its shares free of such obligation. The foregoing obligations do not apply to transfers pursuant to Rule 144, transfers to certain permitted transferees, bona fide pledges and pledges outstanding as of the date of the Series E Stockholders’ Stockholders’ Agreement. Such obligations also do not apply to sales of less than 10% of the securities held by the selling Series E Stockholder.

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

Second Amended and Restated Registration Rights Agreement

On December 5, 2011, the Company entered into a Second Amended and Restated Registration Rights Agreement with DBIC, Mida, Oak, GFI, UBS, Bonds MX, Jefferies and certain other holders of our preferred stock (the “Second Amended and Restated Registration Rights Agreement”). Under the terms of the Second Amended and Restated Registration Rights Agreement, if at any time after the earlier of (a) one (1) year after the date of such agreement or (b) one hundred eighty (180) days after the date the Company’s shares of Common Stock are listed on a national securities exchange, the Company receives a written request from holders of 66.6% of the Series E Preferred, Series E-1 Preferred and the Series E-2 Preferred (such holders, the “Initiating Investors”) to file with the Securities and Exchange Commission a registration statement with respect to at least ten percent (10%) of such Common Stock then outstanding, then the Company is obligated within ten (10) days after the date of receipt by the Company of such written request, to give notice thereof to all of the other holders of Series E Preferred, Series E-1 Preferred or Series E-2 Preferred (such holders, the “Other Investors”). As soon as practicable thereafter (and in any event within sixty (60) days after the date of receipt by the Company of such written request), the Company shall file such registration statement with the Securities and Exchange Commission covering all Common Stock that are requested to be registered by the Initiating Investors and any additional Common Stock as specified by notice given to the Company by any Other Investors within twenty (20) days of the date the Other Investors received notice from the Company.

The Second Amended and Restated Registration Rights Agreement also provides DBIC, Mida, Oak, GFI, UBS, Bonds MX, Jefferies and certain other holders with “piggy back” registration rights with respect to certain registration statements filed by the Company for its own sale of shares of Common Stock or resales of shares of Common Stock by other stockholders, and also contains other customary undertakings and restrictions with respect to the Company.

The Second Amended and Restated Registration Rights Agreement was amended on February 28, 2013 to add Trimarc as a party with the same relative rights as the other stockholder parties thereto.

Additional Related Party Transactions.

See “EMPLOYMENT AGREEMENTS AND POTENTIAL PAYMENTS UPON TERMINATION OR CHANGE-IN-CONTROL” above for summaries of our Employment Agreements with Thomas Thees, George O’Krepkie and John M. Ryan and summaries of our Separation Agreement, Release and Covenant Not to Sue with David J. Weisberger and Michael O. Sanderson.

On October 15, 2012, the Company and David J. Weisberger, the Company’s former Chief Operating Officer, entered into a Consulting Agreement dated effective as of August 1, 2012 (the “Consulting Agreement”), which provides that Mr. Weisberger will provide certain consulting services for the Company through July 31, 2013. The terms of the Consulting Agreement include, among other things, that Mr. Weisberger will be subject to additional restrictive covenants which will continue after the expiration of the consulting term.

In consideration for Mr. Weisberger’s consulting services and other obligations, the Company and Mr. Weisberger agreed on October 15, 2012, to amend the terms of options granted to Mr. Weisberger by the Company on February 2, 2011.  As amended, the vesting of such options is accelerated such that both options will be fully vested on July 31, 2013.  Additionally, Mr. Weisberger’s right to exercise the options is extended through July 31, 2015. The amended terms for each option will be deemed null and void if Mr. Weisberger (i) breaches any of his obligations with respect to his release under his Separation Agreement or his restrictive covenants under his Separation Agreement or Consulting Agreement, or (ii) is terminated on the basis of certain “for cause” reasons under his Consulting Agreement.

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

COMPANY’S RELATIONSHIP WITH INDEPENDENT AUDITORS

On May 9, 2012, the Audit Committee of the Company’s Board of Directors re-engaged EisnerAmper LLP (“EisnerAmper”)  for the fiscal year ended December 31, 2012.  On December 28, 2011, Daszkal Bolton LLP ("Daszkal") notified the Company that it resigned as our independent registered public accounting firm.  On January 20, 2012, the Audit Committee of the Company’s Board of Directors engaged EisnerAmper to replace Daszkal as the Company’s independent registered public accounting firm for the fiscal year ended December 31, 2011. In addition, the Company also engaged SEC Solutions Group, LLC to replace Daszkal as the Company’s tax preparation service provider.  SEC Solutions was re-engaged by the Company on January 10, 2013 as the Company’s tax preparation service provider.

Set forth below are the fees and expenses for EisnerAmper and Daszkal for each of the last two years for the following services provided to us:

EisnerAmper LLP

	2012	2011
Annual Audit Fees	$171,000	$380,000
Audit-Related Fees	$—	$—
Tax Fees	$—	$—
Other Fees	$—	$—
Total Fees	$171,000	$380,000

Daszkal Bolton LLP

	2012	2011
Annual Audit Fees	$—	$—
Audit-Related Fees	$7,221	$66,507
Tax Fees	$—	$12,000
Other Fees	$—	$23,723
Total Fees	$7,221	$102,230

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

3.1	Certificate of Incorporation of IPORUSSIA, INC., as filed with the Secretary of State of Delaware on April 1, 2002 (2)

3.2	Certificate of Amendment of Certificate of Incorporation Before Payment of Capital, as filed with the Secretary of State of the State of Delaware on April 12, 2002 (2)

3.3	Certificate of Amendment of Certificate of Incorporation, as filed with the Secretary of State of the State of Delaware on December 18, 2007 (5)

3.4	Certificate of Ownership and Merger, as filed with the Secretary of State of the State of Delaware on December 21, 2007 (1)

3.5	Certificate of Correction, as filed with the Secretary of State of the State of Delaware on December 23, 2009 (5)

3.6	Certificate of Designation of the Series A Participating Preferred Stock of Bonds.com Group, Inc., as filed with the Secretary of State of the State of Delaware on January 11, 2010 (16)

3.7	Certificate of Amendment of Certificate of Incorporation, as filed with the Secretary of State of the State of Delaware on March 31, 2010 (5)

3.8	Certificate of Increase of Series A Participating Preferred Stock, as filed with the Secretary of State of Delaware on October 19, 2010 (19)

3.9
Certificate of Designation of the Series B Convertible Preferred Stock and Series B-1 Convertible Preferred Stock, as filed with the Secretary of State of the State of Delaware on October 19, 2010 (19)

3.10	Certificate of Designation of the Series C Convertible Preferred Stock, as filed with the Secretary of State of the State of Delaware on February 2, 2011 (20)

3.11
Certificate of Designation of the Series D Convertible Preferred Stock and Series D-1 Convertible Preferred Stock, as filed with the Secretary of State of the State of Delaware on February 2, 2011 (20)

3.12	Certificate of Correction, as filed with the Secretary of State of the State of Delaware on June 20, 2011 (27)

3.13	Certificate of Increase of Series A Participating Preferred Stock, as filed with the Secretary of State of the State of Delaware on December 5, 2011 (26)

3.14
Certificate of Designation of Series E Convertible Preferred Stock, Series E-1 Convertible Preferred Stock and Series E-2 Convertible Preferred Stock, as filed with the Secretary of State of the State of Delaware on December 5, 2011 (26)

3.15	Amended and Restated Bylaws of the Company (22)

4.1	Specimen Common Stock Certificate (3)

4.2	Specimen of Series A Participating Preferred Stock (5)

4.3	Bonds.com Group, Inc. 2006 Equity Plan (1) **

4.4	Stock Option Agreement between Bonds.com Holdings, Inc. (f/k/a Bonds Financial, Inc.) and William M. Bass dated as of February 1, 2007 (1) **

4.5	Bonds.com Group, Inc. 2011 Equity Plan (20)**

4.6	First Amendment to Bonds.com Group, Inc. 2011 Equity Plan (27)**

4.7	Form of Ordinary Purchase Rights Certificate (15)

4.8	Form of Special Purchase Rights Certificate (5)

4.9	Form of Additional Purchase Rights Certificate (5)

4.10	Form of Preferred Stock Purchase Rights Certificate (16)

4.11	Form of Common Stock Warrant (26)

4.12	Form of Series A Preferred Stock Warrant (20)

4.13	Agreement with Respect to Conversion dated February 2, 2011 (20)

4.14	Amendment No. 1 to Agreement with Respect to Conversion dated December 5, 2011 (26)

4.15	Second Amendment to Bonds.com Group, Inc. 2011 Equity Plan (34)

10.1	Contribution Agreement (Domain Name Bonds.com) (1)

10.2	License Agreement dated as of February 19, 2007 between Valubond Securities, Inc. and Bonds.com Holdings, Inc. (f/k/a Bonds Financial, Inc.)* (1)

10.3	Agreement entered into as of September 11, 2006 between Radianz Americas, Inc. and Bonds.com Holdings, Inc. (f/k/a Bonds Financial, Inc.) (1)

10.4	Office Lease Agreement dated as of October 1, 2007 by and between 1515 Associates, Ltd. and Bonds.com Holdings, Inc. (Boca Raton, FL Lease) (1)

10.5	Grid Promissory Note with John Barry III dated January 29, 2008 (4)

10.6	Amendment dated March 26, 2009 to Promissory Note dated January 29, 2009 issued to John Barry III (9)

10.7	Amendment and Forbearance Agreement, dated January 11, 2010, by John Barry III with respect to January 29, 2008 Grid Promissory Note (5)

10.8	Form of Bonds.com Group, Inc. Secured Convertible Promissory Note (6)

10.9	Amendment dated December 1, 2008 to the Secured Convertible Note and Warrant Purchase Agreement (6)

10.10	Amendment dated as of February 3, 2009 to the Secured Convertible Note and Warrant Purchase Agreement and the Security Agreement (6)

10.11	Grid Promissory Note with Christopher D. Moody dated January 29, 2008 (4)

10.12	Grid Secured Promissory Note with Christopher D. Moody dated April 24, 2008. (9)

10.13	Amendment to Grid Secured Promissory Note with Christopher D. Moody dated July 8, 2008 (9)

10.14	Grid Secured Promissory Note with Valhalla Investment Partners dated April 24, 2008. (9)

10.15	Amendment to Grid Secured Promissory Note with Valhalla Investment Partners dated July 8, 2008 (9)

10.16	Secured Convertible Note and Warrant Purchase Agreement dated April 30, 2009 (10)

10.17	Secured Convertible Promissory Note dated April 30, 2009 (10)

10.18	Common Stock Warrant dated April 30, 2009 (10)

10.19	Amended and Restated Security Agreement, dated April 30, 2009, relating to the Security Agreement dated September 24, 2008 (10)

10.20	Secured Convertible Note and Warrant Purchase Agreement dated June 8, 2009 (11)

10.21	Secured Convertible Promissory Note dated June 8, 2009 (11)

10.22	Common Stock Warrant dated June 8, 2009 (11)

10.23	Secured Convertible Note and Warrant Purchase Agreement dated June 30, 2009 (12)

10.24	Secured Convertible Promissory Note dated June 30, 2009 (12)

10.25	Common Stock Warrant dated June 30, 2009 (12)

10.26	Unit Purchase Agreement, dated August 28, 2009, between Fund Holdings, LLC and Bonds.com Group, Inc. (13)

10.27	Amendment Letter, dated December 23, 2009, to August 28, 2009 Unit Purchase Agreement with Fund Holdings, LLC (14)

10.28	Unit Purchase Agreement, dated December 31, 2009, between Laidlaw Venture Partners III, LLC and Bonds.com Group, Inc. (15)

10.29	Unit Purchase Agreement, dated January 11, 2010, between UBS Americas Inc. and Bonds.com Group, Inc. (16)

10.30
Stockholders Agreement, dated January 11, 2010, between UBS America Inc. Bonds.com Group, Inc., Fund Holdings LLC, Laidlaw Venture Partners III, LLC, affiliates of John Barry III and affiliates of John J. Barry, IV (16)

10.31
Letter Agreement, dated January 11, 2010, between Bonds.com Group, Inc. Fund Holdings LLC, affiliates of John Barry III and affiliates of John J. Barry, IV, relating to Stockholders Agreement dated January 11, 2010 (5)

10.32	Letter Agreement, dated February 26, 2010, between Bonds.com Group, Inc., John Barry III, Holly A.W. Barry and John J. Barry, IV (17) **

10.33	Settlement Agreement and Release, dated March 19, 2010, between Bonds.com Group, Inc. and William Bass (18)

10.34	Stock Option Agreement, dated March 19, 2010, issued to William Bass (18)

10.35
Software License, Hosting, Joint Marketing, and Services Agreement, dated as of July 8, 2009, between InterDealer Securities, LLC, InterDealer Information Technology, LLC, InterDealer IP Holding, LLC and Bonds.com Group, Inc. (5)*

10.36	Letter Agreement, dated December 31, 2009, between Bonds.com Group, Inc., InterDealer Information Technologies, LLC, InterDealer Securities LLC and InterDealer IP Holdings LLC (5) *

10.37	Licensing and Services Agreement, dated January 11, 2010, between Bonds.com Group, Inc. and UBS Securities LLC (5)*

10.38	Secured Note and Warrant Purchase Agreement dated May 28, 2010 (22)

10.39	Form of Secured Convertible Promissory Note dated May 28, 2010 (22)

10.40	Second Amended and Restated Security Agreement dated May 28, 2010 (22)

10.41	Amendment No. 1 to Secured Convertible Note and Warrant Purchase Agreement and Exercise of Extension Right dated June 22, 2010 (32)

10.42	15% Promissory Note dated July 26, 2010 in favor of Bonds MX, LLC (23)

10.43	Amended 15% Promissory Note, dated August 20, 2010 in favor of Bonds MX, LLC (24)

10.44	Amendment No. 1 to Secured Convertible Promissory Notes dated September 21, 2010 (32)

10.45	Amendment No. 1 to Second Amended and Restated Grid Secured Promissory Note dated September 21, 2010 (32)

10.46	Separation Agreement, Release and Covenant Not to Sue, dated September 29, 2010, between the Company and Christopher Loughlin (25)

10.47	Separation Agreement, Release and Covenant Not to Sue, dated September 29, 2010, between the Company and Joseph Nikolson (25)

10.48	Unit Purchase Agreement, dated as of October 19, 2010, by and between the Company and Bonds MX, LLC (19)

10.49	Unit Purchase Agreement, dated as of October 19, 2010, by and between the Company and UBS Americas Inc. (19)

10.50	Series B Stockholders’ Agreement, dated as of October 19, 2010, by and among the Company, UBS Americas Inc. and Bonds MX, LLC (19)

10.51	Registration Rights Agreement, dated as of October 19, 2010, by and among the Company UBS Americas Inc. and Bonds MX, LLC (19)

10.52	Amendment No. 2 to Convertible Secured Promissory Notes, dated as of October 19, 2010 (19)

10.53	Amendment No. 1 to Convertible Secured Promissory Note, dated as of October 19, 2010 (19)

10.54	Amendment No. 1 to Convertible Secured Promissory Notes, dated as of October 19, 2010 (19)

10.55	Amendment and Release, dated as of October 19, 2010, by and among the Company and John J. Barry III (19)

10.56	Amendment and Release, dated as of October 19, 2010, by and among the Company and John J. Barry IV (19)

10.57	Common Stock Purchase Warrant, dated as of October 19, 2010, by and among the Company and Black-II Trust (19)

10.58	Common Stock Purchase Warrant, dated as of October 19, 2010, by and among the Company and Bonds MX, LLC (19)

10.59	Series A Preferred Stock Purchase Warrant, dated as of October 19, 2010, by and among the Company and Bonds MX, LLC (19)

10.60	Termination and Release Agreement, dated as of October 19, 2010, by and among the Company, Mark G. Hollo and The Fund, LLC (19)

10.61	Exchange Agreement, dated as of October 19, 2010, by and among the Company and UBS Americas Inc. (19)

10.62	Unit Purchase Agreement, dated as of February 2, 2011, by and among the Company, Oak Investment Partners XII, Limited Partnership and GFINet Inc. (20)

10.63	Exchange Agreement, dated as of February 2, 2011, by and among the Company, UBS Americas, Inc., Bonds MX, LLC and Robert Jones (20)

10.64
Series D Stockholders’ Agreement, dated as of February 2, 2011, by and among the Company, Oak Investment Partners XII, Limited Partnership, GFINet Inc., UBS Americas Inc., Bonds MX, LLC and Robert Jones (20)

10.65
Amended and Restated Registration Rights Agreement, dated as of February 2, 2011, by and among the Company, Oak Investment Partners XII, Limited Partnership, GFINet Inc., UBS Americas Inc., Bonds MX, LLC and Robert Jones (20)

10.66	Form of Common Stock Warrant (20)

10.67	Form of Series A Warrant (20)

10.68	Asset Purchase Agreement, dated as of February 2, 2011, by and among the Company, Bonds MBS, Inc. and Beacon Capital Strategies, Inc. (20)

10.69	Agreement With Respect to Conversion, dated as of February 2, 2011, by and among the Company, Bonds MBS, Inc. and Beacon Capital Strategies, Inc. (20)

10.70	Employment Agreement, dated as of February 2, 2011, between the Company and Michael O. Sanderson (20)**

10.71	Employment Agreement, dated as of February 2, 2011, between the Company and Jeffrey M. Chertoff (20) **

10.72	Employment Agreement, dated as of February 2, 2011, between the Company and John Ryan (20) **

10.73	Bonds.com Group, Inc. 2011 Equity Plan (20) **

10.74	Form of Non-Qualified Stock Option Agreement between the Company and George O’Krepkie (20) **

10.75	Bonds.com Group, Inc. Form of Stock Option Agreement (20) **

10.76	Form of Unit Purchase Agreement for individual investors, dated March 7, 2011 (32)

10.77	Amendment No. 1 to Series D Stockholders Agreement dated June 23, 2011 (28)

10.78	Marketing Agreement with Red Kite Americas LLC dated August 11, 2011 (29)

10.79	Form of Common Stock Warrant Issued to Red Kite Americas LLC (29)

10.80	Unit Purchase Agreement dated December 5, 2011 (26)

10.81	Form of Common Stock Purchase Warrant (26)

10.82	Exchange Agreement dated December 5, 2011 (26)

10.83	Series E Stockholders’ Agreement dated December 5, 2011 (26)

10.84	Second Amended and Restated Registration Rights Agreement dated December 5, 2011 (26)

10.85	Amendment No. 1 to Agreement with Respect to Conversion dated December 5, 2011 (26)

10.86	Separation Agreement with Michael O. Sanderson dated December 5, 2011 (26) **

10.87	Form of Indemnification Agreement (26)

10.88	Amended and Restated Employment Agreement of George O’Krepkie dated December 5, 2011 (26) **

10.89	Repayment and Termination Agreement dated as of Deember 28, 2011 (33)

10.90	Letter Agreement with Receiver dated February 1, 2012 (32)

10.91	Sub-Sublease Agreement dated February 24, 2012 (31)

10.92	Employment Agreement with Thomas Thees dated May 16, 2012 (27) **

10.93	Amendment No. 1 to Series E Stockholders’ Agreement dated May 16, 2012 (27)

10.94	First Amendment to 2011 Equity Plan (27) **

10.95	Second Amendment to Bonds.com Group, Inc.’s 2011 Equity Plan (34)**

10.96	Letter Agreement with Daher Bonds Investment Company, Mida Holdings, GFINet Inc., Oak Investment Partners XII, Limited Partnership, and certain other investors, dated as of June 8, 2012 (35)

10.97	Amendment No. 1 to Employment Agreement of John Ryan dated as of July 5, 2012 (36)**

10.98	Separation Agreement with David J. Weisberger dated as of August 1, 2012 (37)**

10.99	Consulting Agreement with David J. Weisberger dated as of August 1, 2012 (37)**

10.100	Amendment No. 1 to Notice of Stock Option Grant and Stock Option Agreement with David J. Weisberger dated as of May 30, 2012 (37) **

10.101	Amendment No. 1 to Notice of Stock Option Grant and Stock Option Agreement with David J. Weisberger dated as of May 30, 2012 (37) **

10.102	Amendment No. 1 to Notice of Stock Option Grant and Stock Option Agreement with David J. Weisberger dated as of May 30, 2012 (37) **

10.103	Unit Purchase Agreement with Trimarc Capital Fund, L.P., dated as of February 28, 2013 (38)

10.104	Common Stock Purchase Warrant issued to Trimarc Capital Fund, L.P., dated as of February 28, 2013 (38)

10.105	Amended and Restated Series E Stockholders’ Agreement dated as of February 28, 2013 (38)

10.106	Amendment No. 1 to Second Amended and Restated Registration Rights Agreement dated as of February 28, 2013 (38)

10.107	Common Stock Purchase Warrant issued to BR Trust dated March 6, 2013 (38).

16	Letter of Daszkal Bolton LLP (33)

14	Code of Business Conduct and Ethics (32)

21	Subsidiaries of the Company (32)

31.1	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (39)

31.2	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (39)

32.1	Certification of Principal Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (39)

32.2	Certification of Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (39)
____________________________
* Confidential treatment requested with respect to portions of this document.
** Indicates management contract or compensatory plan or arrangement.

(1)	Incorporated by reference from the Company’s Registration Statement on Form S-1 (formerly Form SB-2) filed with the SEC on December 28, 2007 (File No. 333-148398) and any and all amendments thereto

(2)	Incorporated by reference from the Company’s Registration Statement on Form SB-2 filed with the SEC on August 16, 2002 (File No. 333-98247)

(3)	Incorporated by reference from the Company’s Annual Report on Form 10-K filed with the SEC on March 31, 2008 (File No. 000-51076)

(4)	Incorporated by reference from the Company’s Current Report on Form 8-K filed with the SEC on February 1, 2008 (File No. 000-51076)

(5)	Incorporated by reference from the Company’s Annual Report on Form 10-K filed with the SEC on April 1, 2010 (File No. 000-51076)

(6)	Incorporated by reference from the Company’s Current Report on Form 8K filed with the SEC on February 5, 2009 (File No. 000-51076)

(7)	Incorporated by reference from the Company’s Current Report on Form 8K filed with the SEC on September 2, 2008 (File No. 000-51076)

(8)	Incorporated by reference from the Company’s Current Report on Form 8K filed with the SEC on May 15, 2008 (File No. 000-51076)

(9)	Incorporated by reference from the Company’s Annual Report on Form 10-K filed with the SEC on April 1, 2009 (File No. 000-51076)

(10)	Incorporated by reference from the Company’s Current Report on Form 8-K filed with the SEC on May 6, 2009 (File No. 000-51076)

(11)	Incorporated by reference from the Company’s Current Report on Form 8-K filed with the SEC on June 12, 2009 (File No. 000-51076)

(12)	Incorporated by reference from the Company’s Current Report on Form 8-K filed with the SEC on July 7, 2009 (File No. 000-51076)

(13)	Incorporated by reference from the Company’s Current Report on Form 8-K/A filed with the SEC on September 3, 2009 (File No. 000-51076)

(14)	Incorporated by reference from the Company’s Current Report on Form 8-K/A filed with the SEC on December 30, 2009 (File No. 000-51076)

(15)	Incorporated by reference from the Company’s Current Report on Form 8-K filed with the SEC on January 7, 2010 (File No. 000-51076)

(16)	Incorporated by reference from the Company’s Current Report on Form 8-K filed with the SEC on January 14, 2010 (File No. 000-51076)

(17)	Incorporated by reference from the Company’s Current Report on Form 8-K filed with the SEC on March 4, 2010 (File No. 000-51076)

(18)	Incorporated by reference from the Company’s Current Report on Form 8-K filed with the SEC on March 25, 2010 (File No. 000-51076)

(19)	Incorporated by reference from the Company’s Current Report on Form 8-K filed with the SEC on October 25, 2010 (File No. 000-51076)

(20)	Incorporated by reference from the Company’s Current Report on Form 8-K filed with the SEC on February 8, 2011 (File No. 000-51076)

(21)	Incorporated by reference from the Company’s Current Report on Form 8-K filed with the SEC on May 28, 2010 (File No. 000-51076)

(22)	Incorporated by reference from the Company’s Current Report on Form 8-K filed with the SEC on June 4, 2010 (File No. 000-51076)

(23)	Incorporated by reference from the Company’s Current Report on Form 8-K filed with the SEC on July 29, 2010 (File No. 000-51076)

(24)	Incorporated by reference from the Company’s Current Report on Form 8-K filed with the SEC on August 26, 2010 (File No. 000-51076)

(25)	Incorporated by reference from the Company’s Current Report on Form 8-K filed with the SEC on October 5, 2010 (File No. 000-51076)

(26)	Incorporated by reference from the Company’s Current Report on Form 8-K filed with the SEC on December 9, 2011 (File No. 000-51076)

(27)	Incorporated by reference from the Company’s Current Report on Form 8-K filed with the SEC on May 16, 2012 (File No. 000-51076)

(28)	Incorporated by reference from the Company’s Current Report on Form 8-K filed with the SEC on June 28, 2011 (File No. 000-51076)

(29)	Incorporated by reference from the Company’s Current Report on Form 8-K filed with the SEC on August 15, 2011 (File No. 000-51076)

(30)	Incorporated by reference from the Company’s Current Report on Form 8-K filed with the SEC on February 7, 2012 (File No. 000-51076)

(31)	Incorporated by reference from the Company’s Current Report on Form 8-K filed with the SEC on February 28, 2012 (File No. 000-51076)

(32)	Incorporated by reference from the Company’s Annual Report on Form 10-K filed with the SEC on May 2, 2011 (File No. 000-51076)

(33)	Incorporated by reference from the Company's Current Report on Form 8-K filed with SEC on January 4, 2012 (File No. 000-51076)

(34)	Incorporated by reference from the Company’s Current Report on Form 8-K filed with the SEC on June 5, 2012 (File No. 000-51076)

(35)	Incorporated by reference from the Company’s Current Report on Form 8-K filed with the SEC on June 13, 2012 (File No. 000-51076)

(36)	Incorporated by reference from the Company’s Current Report on Form 8-K filed with the SEC on July 5, 2012 (File No. 000-51076)

(37)	Incorporated by reference from the Company’s Current Report on Form 8-K filed with the SEC on October 17, 2012 (File No. 000-51076)

(38)	Incorporated by reference from the Company’s Current Report on Form 8-K filed with the SEC on March 6, 2013 (File No. 000-51076)

(39)	Filed herewith

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

BONDS.COM GROUP, INC.

Dated: March 27, 2013	By:	/s/ Thomas Thees
Thomas Thees
Chief Executive Officer and Principal Executive Officer

	By:	/s/ John M. Ryan
John M. Ryan
Chief Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this Annual Report on Form 10-K has been signed by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

/s/ Edwin L. Knetzger, III	March 27, 2013
Edwin L. Knetzger, III, Director /s/ H. Eugene Lockhart	March 27, 2013
H. Eugene Lockhart, Director /s/ Patricia Kemp	March 27, 2013
Patricia Kemp, Director	March 27, 2013
Michel Daher, Director /s/ Henri J. Chaoul	March 27, 2013
Henri J. Chaoul, Ph.D., Director /s/ Mark Daher	March 27, 2013
Mark Daher, Director	March 27, 2013
Michael Gooch, Director /s/ Michael Trica	March 27, 2013
Michael Trica, Director /s/ Thomas Thees	March 27, 2013
Thomas Thees, Director /s/ George O'Krepkie	March 27, 2013
George O'Krepkie, Director

CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2012 and 2011

   REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders
Bonds.com Group, Inc.

We have audited the accompanying consolidated balance sheets of Bonds.com Group, Inc. and subsidiaries (the “Company”) as of December 31, 2012 and 2011, and the related consolidated statements of operations, changes in stockholders’ deficit and cash flows for the years then ended. The consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion.  An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements.  An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Bonds.com Group, Inc. and subsidiaries at December 31, 2012 and 2011, and the consolidated results of their operations and their cash flows for each of the years in the two-year period ended December 31, 2012, in conformity with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 3 to the consolidated financial statements, the Company has sustained recurring losses and negative cash flows from operations, and has a working capital deficiency and a stockholders’ deficiency that raise substantial doubt about its ability to continue as a going concern.  Management’s plans in regard to these matters are also described n Note 3.  The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/EisnerAmper LLP

New York, New York
March 26, 2013

BONDS.COM GROUP, INC.
CONSOLIDATED BALANCE SHEETS

	As of December 31,
	2012	2011
Assets
Current assets
Cash and cash equivlents	$5,536,229	$8,309,192
Prepaid expenses and other assets	153,287	185,757
Total current assets	5,689,516	8,494,949

Property and equipment, net	475,815	159,439
Intangible assets, net	1,722,959	908,850
Other assets	110,047	60,267
Total assets	$7,998,337	$9,623,505

Liabilities and Stockholders’ Deficit
Current liabilities
Accounts payable and accrued expenses	$3,582,224	$5,015,622
Notes payable, related parties	—	100,000
Convertible notes payable, other, net of debt discount	396,735	—
Convertible notes payable, related parties	—	1,740,636
Other liabilities	—	107,032
Liability under derivative financial instruments	5,793,857	7,479,000
Total current liabilities	9,772,816	14,442,290
Long-term liabilities
Convertible notes payable, other, net of debt discount		391,038
Deferred rent	53,164	25,899
Total liabilities	9,825,980	14,859,227
Commitments and contingencies
Stockholders’ Deficit
Preferred stock Series A $0.0001 par value; 508,000 authorized; 85,835 issued and outstanding (aggregate liquidation value of $858 and $858, respectively)	8	8
Convertible preferred stock Series B $0.0001 par value; 20,000 authorized, 0 issued and outstanding (aggregate liquidation value of $0 and $0, respectively)	—	—
Convertible preferred stock Series B-1 $0.0001 par value; 6,000 authorized, 0 issued and outstanding (aggregate liquidation value of $0 and $0, respectively)	—	—
Convertible preferred stock Series C $0.0001 par value;10,000 authorized, 10,000 issued and outstanding (aggregate liquidation value of $6,500,000 and $6,500,000, respectively)	1	1
Convertible preferred stock Series D $0.0001 par value; 14,500 authorized, 0 issued and outstanding (aggregate liquidation value of $0 and $0, respectively)	—	—
Convertible preferred stock Series D-1 $0.0001 par value; 1,500 authorized, 0 issued and outstanding (aggregate liquidation value of $0 and $0, respectively)	—	—
Convertible preferred stock Series E $0.0001 par value; 12,000 authorized, 11,831 issued and outstanding (aggregate liquidation value of $24,678,494 and $23,729,420, respectively)	1	1
Convertible preferred stock Series E-1 $0.0001 par value; 1,400 authorized, 1,334 issued and outstanding (aggregate liquidation value of $2,782,614 and $2,675,602, respectively)	—	—
Convertible preferred stock Series E-2 $0.0001 par value; 20,000 authorized, 17,000 and 10,000 issued and outstanding, respectively (aggregate liquidation value of $35,184,175 and $20,056,986, respectively)	2	1
Common stock $0.0001 par value; 1,500,000,000 authorized; 104,957,858 and 104,354,190 issued; and 97,375,008 and 104,354,190 outstanding, respectively	10,495	10,435
Additional paid-in capital	50,027,844	39,628,080
Accumulated deficit	(51,860,994)	(44,874,248)
Treasury stock, at cost 7,582,850 and 0 shares, respectively	(5,000)	-
Total stockholders’ deficit	(1,827,643)	(5,235,722)
Total liabilities and stockholders’ deficit	$7,998,337	$9,623,505

See the accompanying notes to the consolidated financial statements.

BONDS.COM GROUP, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS

	Year Ended December 31,
	2012	2011

Revenue	$7,561,417	$4,322,775

Operating expenses
Payroll and related costs	7,400,957	6,995,422
Technology and communications	2,948,628	2,957,319
Rent and occupancy	280,628	917,267
Professional and consulting fees	2,309,630	2,709,765
Marketing and advertising	73,871	109,903
Other operating expenses	1,130,243	652,301
Impairment on intangible	—	924,061
Clearing and executing cost	850,514	544,495
Total operating expenses	14,994,471	15,810,533
Loss from operations	(7,433,054)	(11,487,758)

Other income (expense)

Interest expense, net	(63,475)	(386,829)
Loss on retirement of fixed assets	(18,427)
Gain on settled derivatives		465,952
Gain (loss) on extinguishment of debt	237,857	(209,952)
Change in value of derivative financial instruments	235,857	(3,132,107)
Other income (expense), net	54,496	468,058
Total other income (expense)	446,308	(2,794,878)
Loss before income tax expense	(6,986,746)	(14,282,636)
Income tax expense	—	(174,922)
Net loss	(6,986,746)	(14,457,558)
Preferred stock dividend	(2,187,530)	(1,821,439)
Net loss applicable to common stockholders	$(9,174,276)	$(16,278,997)
Net loss per common share - basic and diluted	$(0.09)	$(0.16)
Weighted average number of shares of common stock outstanding	102,539,962	104,354,190

See the accompanying notes to the consolidated financial statements.

BONDS.COM GROUP, INC.
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ (DEFICIT)
FOR THE YEARS ENDED DECEMBER 31, 2012 AND 2011

	Preferred Stock		Common Stock		Paid-In	Accumulated	Treasury Stock	Total Stockholders’
	Shares	Amount	Shares	Amount	Capital	(Deficit)	Amount	Deficit)
Balances, January 1, 2011	89,335	$8	103,694,139	$10,369	$21,464,512	$(28,595,251)	$—	$(7,120,362)

Issuance of series C convertible preferred stock for the acquisition of Beacon’s assets	10,000	1	—	—	1,071,999	—	—	1,072,000

Issuance of convertible preferred series D shares of Unit sale, net of issuance cost of $331,625	8,900	1	—	—	8,561,374	—	—	8,561,375

Fair value of common stock warrants issued in conjunction with February, March, June and December 2011 Unit sales	—	—	—	—	(4,103,001)	—	—	(4,103,001)

February 2011 Exchange Offer – issuance of convertible preferred series D shares (2,250) for series B (2,250) and convertible preferred series D-1 (1,250) for series B-1 (1,250) resulting in preferred stock dividend	—	—	—	—	708,336	(930,501)	—	(222,165)

Common stock associated with the October 2010 exchange offer	—	—	660,051	66	46,138	—	—	46,204

Fair value of common stock warrants issued in conjunction with February 2011 Exchange Offer, classified as derivative financial instruments	—	—	—	—	(23,335)	—	—	(23,335)

Stock-based compensation expense	—	—	—	—	1,396,752	—	—	1,396,752

Issuance of common stock warrants for consulting services	—	—	—	—	221,514	—	—	221,514

Issuance of convertible preferred series E-2 shares of Unit sale, net of issuance cost of $480,000	10,000	1	—	—	9,519,999	—	—	9,520,000

December 2011 Exchange Offer – issuance of convertible preferred series E shares (11,831) for series D (11,150) and convertible preferred series E-1(1,334) for series D-1 (1,250) including an accrued preferred stock dividend	765	—	—	—	763,792	(763,792)	—	—

Dividends to preferred shareholders	—	—	—	—	—	(127,146)	—	(127,146)

Net (loss)	—	—	—	—	—	(14,457,558)	—	(14,457,558)

Balances at December 31, 2011	119,000	$11	104,354,190	$10,435	$39,628,080	$(44,874,248)	$—	$(5,235,722)

Sale of convertible preferred series E-2 shares of Unit sale, net offering cost $33,293	7,000	1	—	—	6,966,706	—	—	6,966,707

Fair value of common stock warrants issued in conjunction with sale of convertible preferred Series E-2 shares	—	—	—	—	(2,517,000)	—	—	(2,517,000)

Stock-based compensation expense	—	—	—	—	1,687,722	—	—	1,687,722

Issuance of stock options in settlement of liability for directors fees	—	—	—	—	278,000	—	—	278,000

Derivative liability related to warrants whose down-round protection expired	—	—	—	—	3,966,286	—	—	3,966,286
Issuance of common stock in settlement of performance shares	—	—	603,668	60	18,050	—	—	18,110

Purchase of 7,582,850 shares of common stock	—	—	—	—	—	—	(5,000)	(5,000)

Net (loss)	—	—	—	—	—	(6,986,746)	—	(6,986,746)

Balances at December 31, 2012	126,000	$12	104,957,858	$10,495	$50,027,844	$(51,860,994)	$(5,000)	$(1,827,643)

See the accompanying notes to the consolidated financial statements.

BONDS.COM GROUP, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Year Ended December 31,
	2012	2011
Cash Flows From Operating Activities
Net loss	$(6,986,746)	$(14,457,558)
Adjustments to reconcile net loss to net cash used in operating activities:
Deferred income taxes	—	174,920
Depreciation	179,348	56,786
Amortization	6,933	178,848
Share-based compensation	1,687,722	1,396,752
Interest expense write off	(27,350)	—
Gain on settled derivatives	—	(465,952)
Change in value of derivative financial instruments	(235,857)	3,132,107
Amortization of debt discount	5,697	14,310
Exchange offer financing	—	46,207
Consulting services for warrants	73,809	147,705
Extinguishment of debt	(237,857)	209,952
Gain on settlement of common stock due to note holders	(88,922)	—
Impairment on intangible	—	924,061
Loss on retirement of fixed assets	18,427	—
Changes in operating assets and liabilities:
Prepaid expenses and other assets	(41,339)	(19,721)
Other assets	33,529	—
Security deposit	(83,308)	6,716
Accounts payable and accrued expenses	(890,193)	(189,840)
Other liabilities	—	107,032
Deferred rent	27,265	(15,608)
Net cash used in operating activities	(6,558,842)	(8,753,283)
Cash Flows From Investing Activities
Purchase of property and equipment	(514,150)	(133,058)
Capitalization of software costs	(821,042)	—
Net cash used in investing activities	(1,335,192)	(133,058)
Cash Flows From Financing Activities
Proceeds received from issuance of preferred stock, net	6,966,707	18,081,375
Repayments of notes payable, other	—	(82,000)
Repayments of notes payable, related parties	(100,000)	(200,000)
Repayments of convertible notes payable, related parties	—	(850,000)
Repayments of convertible notes payable, other	(1,740,636)	(675,000)
Purchase of treasury stock	(5,000)	—
Net cash provided by financing activities	5,121,071	16,274,375
Net increase (decrease) in cash and cash equivalents	(2,772,963)	7,388,034
Cash and cash equivlaents, beginning of year	8,309,192	921,158
Cash and cash equivlaents, end of year	$5,536,229	$8,309,192

Supplemental Disclosure of Cash Flow Information
Cash paid for interest	$409,364	$171,466
Settlement of derivative in connection with warrants whose down-round protection expired	$3,966,286	$—
Issuance of stock options in settlement of liability for directors fees	$278,000	$—
Warrants issued in connection with unit sales	$2,517,000	$4,103,001
Warrants issued at Exchange offer	$—	$23,335
Issuance of preferred stock for assets acquisition	$—	$1,072,000
Accrual of preferred stock dividends (undeclared)	$2,187,530	$1,821,439
Issuance of common stock for performance shares	$18,110	$—

See the accompanying notes to the consolidated financial statements.

BONDS.COM GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1 - Description of Business Summary

Principles of Consolidation

The accompanying consolidated financial statements include the accounts of Bonds.com Group, Inc. (a Delaware Corporation) and its wholly-owned subsidiaries, Bonds.com Holdings, Inc. (a Delaware Corporation), Bonds.com, Inc. (a Delaware Corporation), Bonds MBS, Inc. (a Delaware Corporation), and Bonds.com, LLC (an inactive Delaware Limited Liability Company). These entities are collectively referred to as the “Company,” “we,” “us,” and “our”.

All material intercompany transactions have been eliminated in consolidation.

Description of Business

Bonds.com, Inc. a Financial Industry Regulatory Authority (“FINRA”) registered broker-dealer, offers corporate bonds, through its proprietary electronic trading platforms, via its www.Bondpro.com website, and other electronic interfaces.

Bonds.com, Inc., commenced trading on it BondsPRO electronic platform during 2010. This platform offers professional traders and large institutional investors an alternative trading system to trade odd-lot fixed income securities. Users are able to customize screens and utilize dynamic filtering capabilities to quickly and easily select and view only those market areas that meet their criteria. The platform supports a broad range of trading opportunities, offering cutting edge technology solutions for list trading, Application Programming Interface (“API”) based order submission(s), and user portfolio specific market views. The BondsPRO platform provides users the ability to obtain real-time executable bids or offers on thousands of corporate bond offerings sourced directly from broker-dealers and other end users. Unlike other electronic trading platforms that charge subscription fees, access charges, ticket fees, or commissions in order to generate revenue, our model allows us to generate revenue through mark-ups or mark-downs on secondary market securities.

Note 2 - Summary of Significant Accounting Policies

Cash and Cash Equivalents

The Company considers all highly liquid investments with original maturities of three months or less then acquired to be cash equivalents.  Balance includes deposits with a clearing organization which consists of (a) cash proceeds from commissions and fees related to securities transactions net of all associated costs, and (b) a segregated cash deposit by the Company of $100,000 in each year to satisfy FINRA regulatory requirements.

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

Revenue Recognition

The Company executes transactions between its clients and liquidity providers.  It acts as an intermediary (riskless-principal) in these transactions by serving as a trading counterparty to both the buyer and the seller in matching back-to-back trades, which are then settled through a clearing organization.  Securities transactions and the related revenues and expenses are recorded on a trade-date basis.  Interest income is recorded on the accrual basis.

Software Development Costs

Costs for software developed for internal use are accounted for through the capitalization of certain costs incurred in connection with developing or obtaining internal-use software.  Capitalized costs for internal-use software are included in intangible assets in the consolidated balance sheet.  Capitalized software development costs are amortized over three years.

Costs incurred during the preliminary project along with post-implementation stages of internal use computer software development and costs incurred to maintain existing product offerings are expensed as incurred.  The capitalization and ongoing assessment of recoverability of development costs require considerable judgment by management with respect to certain external factors, including, but not limited to, technological and economic feasibility and estimated economic life.  At December 31, 2012, the Company had $788,125 in capitalized software development of which the entire balance was fully capitalized during 2012.  Software development capitalized in 2012 will be placed in service in stages beginning in 2013/2014 and the Company will begin amortizing over the software's estimated economic life. For the year ended December 31, 2012, amortization expense for software development capitalized in 2012 was zero.

BONDS.COM GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Fair Value Financial Instruments

The carrying values of the Company’s cash, accounts payable and accrued expenses approximate their fair values based on the short-term nature of such items. The carrying values of notes payable approximate their fair values based on applicable market interest rates. The liability under derivative instruments is carried at fair value as described in Note 4.

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

Category	Lives
Leased property under capital leases	3 years
Computer equipment	3 years
Furniture and fixtures	5 years
Office equipment	5 years
Leasehold improvements	Length of lease

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

Category	Lives
Software	3 years
Software development costs	3 years
Website development costs	3 years
Domain name	Indefinite
Broker dealer license	Indefinite

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

Income Taxes

Current income taxes are based on the year’s taxable income for federal and state income tax reporting purposes.  Deferred income taxes are provided on a liability basis whereby deferred tax assets are recognized for deductible temporary differences and operating loss carry forwards and deferred tax liabilities are recognized for taxable temporary differences.  Temporary differences are the differences between the reported amounts of assets and liabilities and their tax bases.  Deferred tax assets are reduced by a valuation allowance when, in the opinion of management, it is more likely than not that some portion or all of the deferred tax assets will not be realized.  Deferred tax assets and liabilities are adjusted for the effects of changes in tax law and rates on the date of enactment. The Company records a liability for uncertain tax positions when it is probable that a loss has been incurred and the amount can be reasonably estimated.  The Company’s policy is to recognize interest and penalties related to income tax matters as a component of income tax expense.  The Company’s 2009, 2010, and 2011 tax years remains subject to examination by taxing authorities.  The Company has determined that it does not have any significant uncertain tax positions at December 31, 2012 and 2011.

Marketing and Advertising Costs

Marketing and advertising costs are expensed as incurred.  Marketing and advertising expenses for the year ended December 31, 2012 and 2011 were $73,871 and $109,903, respectively.

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

BONDS.COM GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Reclassification

Prior year numbers have been regrouped or reclassified to conform to the current year presentation.

Recent Issued Accounting Pronouncements

Management does not believe that any recently issued, but not yet effective accounting pronouncements, if adopted, would have a significant effect on the accompanying financial statements.

Note 3 - Going Concern

Since its inception, the Company has a history of operating losses, and has an accumulated deficit of approximately $51.9 million and a working capital deficiency of approximately $4.1 million at December 31, 2012, used approximately $6.6 million of cash in operations for the year ended December 31, 2012 and at December 31, 2012 had a stockholders deficiency of approximately $1.8 million, which together raises substantial doubt about the Company’s ability to continue as a going concern.

The Accompanying financial statements have been prepared on the basis that he Company will continue as a going concern which assumes the realization of assets and satisfaction of liabilities in the normal course of business.  The financial statements do not include any adjustments relating to the resolution of this contingency.

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

Derivative Financial Instruments

The Company’s derivative financial instruments consist of conversion options embedded in convertible promissory notes and warrants issued in connection with the sale of common and preferred stock that contain “down-round” protection to the holders. These derivatives are valued with pricing models using inputs that are generally observable.  The Company considers these models to involve significant judgment on the part of management.  The fair values of the Company’s derivative financial instruments are considered to be in Level 3 of the fair value hierarchy.  The Company estimates the fair value of derivatives utilizing the Binomial Lattice pricing model.  This model is dependent upon several variables such as the instrument's expected term, expected strike price, expected risk-free interest rate over the expected instrument term, the expected dividend yield rate over the expected instrument term and the expected volatility of the Company’s stock price over the expected term.  The expected term represents the period of time that the instruments granted are expected to be outstanding.  The expected strike price is based upon a weighted average probability analysis of the strike price changes expected during the term as a result of the down round protection.  The risk-free rates are based on U.S. Treasury securities with similar maturities as the expected terms of the options at the date of issuance.  Expected dividend yield is based on historical trends.  The Company measures volatility using a blended weighted average of the volatility rates for a number of similar publicly-traded companies along with the Company’s historical volatility.

Commencing with the quarter ended March 31, 2011, the Company changed its methodology for measuring the market price of its common stock which was previously based on its over-the-counter market trading price.  The Company determined that the historical prices and trading volume of its publicly-traded common stock were no longer sufficient to determine the readily determinable fair value of the Company’s stock.  The over-the-counter market has not been active and private sales of the Company’s shares sold  have  been significantly lower than the historical trading price.  The Company now obtains an independent valuation for determining the market price of its common stock.

On August 2, September 4, and December 21, 2012, the down-round provision of Common Stock Warrants to purchase an aggregate of 159,285,718 shares expired.  As a result, the Company revalued the warrants on the respective expiration dates and recorded a gain of $91,786 on the derivative liability which is included in changes in value of derivative financial instruments, in the accompanying consolidated statement of operations.  The warrants were reclassified to equity at a fair value of $3,562,715 (see note 13).

BONDS.COM GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Also, on August 2, 2012, the down-round provision of Series A Participating Preferred Warrants which convert to 17,857,143 of common stock equivalents expired.  As a result, the Company revalued the warrants on the expiration date and recorded a gain of $5,357 on derivative liability which is included in changes in value of derivative financial instruments, in the accompanying consolidated statement of operations.  The warrants were reclassified to equity at a fair value of $403,571 (see note 13).

Level 3 Assets and Liabilities

Level 3 liabilities include instruments whose value is determined using pricing models and for which the determination of fair value requires significant management judgment or estimation.

Fair values of assets measured on a recurring basis at December 31, 2012 and 2011 are as follows:

		Quoted Prices in Active Markets for Identical Assets / Liabilities	Significant Other Observable Inputs	Significant Unobservable Inputs
	Fair Value	(Level 1)	(Level 2)	(Level 3)
December 31 , 2012

Liabilities
Derivative financial instruments	$5,793,857	$—	$—	$5,793,857
Total liabilities measured at fair value on a recurring basis	$5,793,857	$—	$—	$5,793,857

December 31, 2011

Liabilities
Derivative financial instruments	$7,479,000	$—	$—	$7,479,000
Total liabilities measured at fair value on a recurring basis	$7,479,000	$—	$—	$7,479,000

Both observable and unobservable inputs may be used to determine the fair value of positions that the Company has classified within the Level 3 category.  As a result, the unrealized gains for liabilities within the Level 3 category presented in the tables below may include changes in fair value that were attributable to both observable and unobservable inputs. The following table presents additional information about Level 3 liabilities measured at fair value on a recurring basis for the years ended December 31, 2012 and 2011:

Fair Value of Derivative Liabilities

Balance – December 31, 2010	$464,844
Changes in fair value included in operations	3,132,107
Issuances and settlements	3,882,049
Balance – December 31, 2011	7,479,000

Changes in fair value included in operations	(235,857)
Expiration of down round provision	(3,966,286)
Issuances	2,517,000
Balance - December 31, 2012	$5,793,857

The change in value of derivative financial instruments included in the December 31, 2012 and 2011 statements of operation are related to Level 3 instruments held.

BONDS.COM GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Quantitative information about Level 3 Fair Value Measurements

	Fair Value at 12/31/12	Valuation Technique	Unobservable Inputs	Range	(Weighted Average)

Derivative liability	$5,793,857	Binomial lattice pricing model	Market price	$0.03	$0.03
			Probability strike price	$0.03 - $0.07	$0.0635
			Expected term/life (years)	3.93 - 4.44	4.13
			Dividend yield	0.00%	0.00%
			Expected volatility	182.67% - 185.96%	183.98%
			Risk-free rate for expected life	0.54% - 0.72%	0.61%

The significant inputs used in the fair measurement of the Company’s derivative financial instruments are the probability, strike price and the expected volatility. Significant increases (decreases) in any of those inputs in isolation would result in a significantly lower (higher) fair value measurement.

The weighted-average fair value of warrants outstanding for the year ended December 31, 2012 was $0.024.

Note 5 - Property and equipment

Property and equipment consisted of the following at December 31, 2012 and 2011:

	December 31, 2012
	Gross	Accumulated Depreciation and Amortization	Net

Computer equipment	$407,962	(138,894)	$269,068
Furniture and fixtures	19,776	(3,853)	15,923
Office equipment	2,552	(496)	2,056
Leasehold improvements	254,679	(65,911)	188,768
Property and Equipment, net	$684,969	$(209,154)	$475,815

	December 31, 2011
	Gross	Accumulated Depreciation and Amortization	Net

Leased property under capital leases	$209,757	(209,757)	$—
Computer equipment	349,534	(215,265)	134,269
Furniture and fixtures	46,904	(40,633)	6,271
Office equipment	111,177	(94,501)	16,676
Leasehold improvements	10,372	(8,149)	2,223
	$727,744	$(568,305)	$159,439

During 2012 the Company retired $556,924 of property and equipment that was fully depreciated and no longer in use.

The Company recorded a loss on retirement of fixed assets of $18,427 associated with relocating office space in June 2012.   Depreciation expense for the years ended December 31, 2012 and 2011 was $179,348 and $56,786, respectively.

BONDS.COM GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 6 - Intangible Assets

Intangible assets consisted of the following at December 31, 2012 and 2011:

	December, 31 2012
	Gross	Accumulated Amortization	Net
Non-amortizing intangible assets:
Domain name (www.bonds.com)	$850,000		$850,000
Broker dealer license	50,000		50,000
	900,000		900,000
Amortizing intangible assets:
Software	49,891	(15,057)	34,834
Software development costs	788,125	—	788,125
Website development costs	154,468	(154,468)	—
Total intangible assets	992,484	(169,525)	822,959
Intangible assets, net	$1,892,484	$(169,525)	$1,722,959

	December 31, 2011
	Gross	Accumulated Amortization	Impairment	Net
Non-amortizing intangible assets and goodwill:
Domain name (www.bonds.com)	$850,000			$850,000
Broker-dealer license	50,000			50,000
Goodwill	99,000		$(99,000)	—
	999,000		(99,000)	900,000

Amortizing Intangible assets:
Software	431,996	(424,139)		7,858
Website development costs	196,965	(195,973)		992
Other	979,529	(154,468)	(825,061)	—
Total intangible assets	1,608,490	(774,580)	(825,061)	8,850
Intangible assets, net	$2,607,490	$(774,580)	$(924,061)	$908,850

Amortization expense for the year ended December 31, 2012 and 2011 was $6,933 and $178,848, respectively and is included in technology and communications in the consolidated statements of operations.

Intangible assets of $924,061 resulting from the acquisition of Beacon Capital Strategies, Inc. ("Beacon") in February 2011 (See Note 8), of which $99,000 is goodwill, net of amortization of $147,939, were abandoned and charged to operations in the fourth quarter of 2011.

During 2012 the Company retired $611,985 of software, capitalized website development costs and other intangibles that were fully amortized and no longer in use.

The following is a schedule of estimated future amortization expense of intangible assets, based on the expected placed in service dates  as of December 31, 2012:

Year Ending December 31,
2013	$41,151
2014	272,718
2015	274,715
2016	234,375
$822,959

Note 7 - Accounts Payable and Accrued Expenses

The following is a summary of accounts payable and accrued expenses at December 31, 2012 and 2011:

	2012	2011
Accounts payable	$149,059	$708,503
Payroll and related payable	874,423	441,866
Severance payable	1,039,991	1,453,298
Directors fees payable	369,500	417,000
Convertible note interest payable	149,000	709,203
Preferred dividends payable	127,650	127,650
Liability for settlement to shareholders	225,000	—
Other accrued expense	647,601	1,158,102
Accounts Payable and Accrued Expenses	$3,582,224	$5,015,622

BONDS.COM GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 8 - Business Acquisition

On February 2, 2011, the Company entered into an Asset Purchase Agreement (the “Asset Purchase Agreement”) with Beacon whereby it purchased substantially all of the assets of Beacon.  Beacon previously was engaged in the development and offering of an electronic trading platform for trades in mortgage-backed and asset-backed securities.  As consideration for the purchase of the Beacon assets, the Company issued to the former shareholders of Beacon 10,000 shares of Series C Convertible Preferred Stock (“Series C” Preferred).  The shares of Series C Preferred issued to Beacon are convertible into 25,000,000 shares of the Company’s Common Stock. As a result of an independent valuation, the fair value of the consideration given and the net assets and liabilities acquired, was determined to be $1,072,000.

The following table summarizes management’s fair values of the assets acquired and liabilities assumed at the date of acquisition.

Assets acquired:
Intangible Assets
Trade Name / Trademarks	$10,000
Technology	641,000
Customer Relationships	322,000
Goodwill	99,000
Total assets acquired	$1,072,000

Liabilities assumed	—
Total net assets acquired	$1,072,000

In 2011, the Company ceased operations of the assets acquired from Beacon.  The financial statements reflect a charge to operations of $924,061, net of amortization of $147,939, for the impairment of those assets.

Note 9 - Notes Payable, Related Parties

The following is a summary of related party notes payable at December 31, 2012 and 2011:

	2012	2011
Note payable held by Receiver	$—	$100,000
Total	—	100,000
Less: current portion	—	(100,000)
Long-term portion	$—	$-

Note payable held by Receiver

Interest expense recognized on related party notes payable for the years ended December 31, 2012 and 2011 was $2,725 and $11,875, respectively. This note and accrued interest was repaid in April 2012.

Note 10 - Convertible Notes Payable, Related Parties and Non-Related Parties

The following is a summary of related party and non-related party convertible notes payable at December 31, 2012 and 2011:

Related Parties	2012	2011
Convertible promissory note held by the Receiver ("Convertible Promissory Notes")	$—	$1,740,636
Total Related Parties	—	1,740,636

Non-Related Parties
Convertible promissory notes payable ("Convertible Notes")	400,000	400,000
Less: unamortized debt discount	(3,265)	(8,962)
Total Non-Related Parties	396,735	391,038

Total	396,735	2,131,674
Less: current portion	—	(1,740,636)
Long-term portion	$396,735	$391,038

BONDS.COM GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The convertible promissory notes are secured by all of the assets of the Company, pursuant to the terms and conditions of a Security Agreement, dated September 24, 2008, between the Company and the holders of such notes, as amended on February 3, 2009, and as amended on May 28, 2010 (the “Security Agreement”).

On April 18, 2012, the Company paid the Receiver an aggregate of $2,250,000 in full settlement of the termination of any rights related to the contingent performance shares (approximately 3,257,578 shares of Common Stock) and carrying amount of the convertible note ($1,740,636) and notes payable ($100,000) plus accrued interest ($647,221) which resulted in the Company recording a gain of $237,857 on the extinguishment of the debt which is included in other income (expense), in the accompanying consolidated statements of operations.  In addition, the Company had an obligation to pay the Receiver $5,000 in consideration for the repurchase of 7,582,850 shares of common stock.  This repurchase was completed on October 4, 2012.

During the year ended December 31, 2012 and 2011, the Company recognized $5,697 and $14,309 in interest expense related to the amortization of the debt discount associated with the warrants issued with the Convertible Promissory Notes.

During the year ended December 31, 2012 and 2011, the Company also recognized $93,369 and $350,237 in interest expense on the Convertible Promissory Notes held by related parties and non-related parties.

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

The Company has accounted for the conversion feature of the Convertible Notes as a debt discount.  The conversion feature was valued at the time of issuance using a Black-Scholes option pricing model with the following assumptions: (i) risk free interest rates ranging from 0.78 % to 2.03%, (ii) a contractual life of 2 years, (iii) expected volatility of 50% and (iv) a dividend yield of zero.  The fair value of the conversion feature was recorded as a debt discount in the amount of $719,338, and was being amortized to interest expense over the expected term of the Convertible Notes.  The conversion feature was classified as a derivative liability as a result of the down-round provisions and resulted in the debt discount, which was being marked-to-market each reporting period with corresponding changes in the fair value being recorded as unrealized gains or losses on derivative financial instruments in the consolidated statement of operations.

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

On December 14, 2012, in accordance with the convertible promissory notes, the Company issued 603,668 of the Company’s common stock to Noteholders, in exchange for the termination of rights to any remaining Contingent Performance Shares under the promissory notes.  This resulted in the Company offsetting a liability (with a corresponding increase in common stock and additional paid-in capital) of $18,110.

BONDS.COM GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 11 - Commitments and Contingencies

Operating Leases

The Company leases office through October 2015 facilities (in New York, N.Y.) and equipment and obtains data feeds under long-term operating lease agreements with various expiration dates and renewal options.  These data feeds and associated equipment provide information from financial markets that are essential to the Company’s business operations.  The following is a schedule of future minimum rental payments required under operating leases as of December 31, 2012:

Year Ending December 31,
2013	$872,763
2014	310,837
2015	21,676
Total minimum payments required	$1,205,276

The Company had an office in Florida, which has been closed, but the Company was still obligated to pay rent through December 31, 2012.  The full amount due through its expiration under this lease was charged to operations in 2011.

Rent expense for all operating leases for the years ended December 31, 2012 and 2011 was $280,628 and $917,267, respectively.

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

Pension and Other Postretirement Benefit Plans

In 2007, the Company adopted the ADP TotalSource Retirement savings Plan covering voluntary contribution by employees of the Company into its 401(k) Plan and the Company’s safe harbor matching contributions.  Eligibility is extended to all full-time employees who have been with the Company for more than three months.

During 2012 and 2011, the Company made employer-matching contributions of $26,981 and $17,780 respectively.

Employment Agreements

In May 2012 and February 2011, the Company entered into Employment agreements, as amended, with its certain executive officers.  The term of these contracts was indefinite and committed the Company to the following:

●	Annual base salaries and a cash bonus at the discretion of the Compensation Committee of the Board;

●	Severance benefits as contained in the Agreements;

●
Option grants at various strike prices with vesting requirements.  The options granted to the Company’s Chief Executive Officer amounted to 78 million at a strike price of $0.09.  The options vest over a 3-year period from the grant date.  The options granted to the Company’s President amounted to approximately 41 million options at various strike prices ranging from $0.7 to $0.105.  The options vest over a 4-year period from the grant date.  The options granted to the Company’s Chief Financial Officer amounted to 8 million options at a strike price of $0.75.  The options vest over a 4-year period from the grant date; and

●	The amount charged to operations with respect to these options in 2012 and 2011 was $1,092,624 and $364,133, respectively.

In July of 2012, the Company entered into an Amended employment agreement with the Company’s Chief Financial Officer.  This agreement provided for a change in his base salary and eliminated the annual performance bonus based on a percentage of earnings, as defined and replaced with eligibility for an annual bonus at the discretion of the Compensation Committee of the Board of Directors.

In December 2011, the Company entered into an Amended employment agreement with the Company’s President.  This agreement provided for a change in his base salary and eliminated the annual performance bonus based on a percentage of revenues and replaced it with eligibility for an annual bonus at the discretion of the Compensation Committee of the Board of Directors.

BONDS.COM GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

Litigation and Settlement

On January 12, 2009, the Company learned that Duncan-Williams, Inc. (“Duncan-Williams”) filed a complaint against the Company in United States District Court for the Western District of Tennessee, Western Division, under an alleged breach of contract.  Duncan-Williams had been seeking monetary damages, a declaration of ownership relating to certain intellectual property and accounting of income earned by the company.  The Company filed a motion to dismiss the complaint.  The Court granted in part the Company’s motion and entered an order staying the action pending arbitration between the parties.  Subsequently, on October 11, 2012, the Company and Duncan-Williams settled this dispute for $70,000, which is included in other operating expenses in the accompanying consolidated statement of operations and signed a Settlement Agreement and Release.

Note 12 - Credit Risk

Financial instruments that potentially subject the Company to concentrations of credit risk consist principally of cash.  Management believes the financial risk associated with this financial instrument is not material.  The Company places its cash with high credit quality financial institutions.  The Company maintains its cash in bank deposit accounts that, at times, may exceed federally insured limits.

Note 13 - Stockholders' Equity

Description of Authorized Capital

Preferred Stock activity for the years ended December 31, 2012 and 2011 are as follows (there were no shares of Series B, B-1, D and D-1 outstanding) (share amounts in this chart are in thousands):

	Series A	Series B	Series B-1	Series C	Series D	Series D-1	Series E	Series E-1	Series E-2
Balance at January 1 ,2011	85,835	2,250	1,250	—	—	—	—	—	—

Issued	—	—	—	10,000	11,150	1,250	11,831	1,334	10,000

Cancelled	—	(2,250)	(1,250)	—	(11,150)	(1,250)	—	—	—

Balance at December 31, 2011	85,835	—	—	10,000	—	—	11,831	1,334	10,000

Issued	—	—	—	—	—	—	—	—	7,000

Balance at December 31, 2012	85,835	—	—	10,000	—	—	11,831	1,334	17,000

Issuances

Series A Participating Preferred Stock

On December 5, 2011, the Company amended its Certificate of Incorporation and increased the number of Series A Participating Preferred Stock to 508,000 shares.

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

Series B Convertible Preferred Stock

On February 2, 2011, all of the shares of Series B Preferred were exchanged for shares of Series D Preferred and are no longer outstanding.  Additionally, the right to receive the Performance Shares was terminated.

Series B-1 Convertible Preferred Stock

On February 2, 2011, all of the shares of Series B-1 Preferred were exchanged for shares of Series D-1 Preferred and are no longer outstanding.  Additionally, the right to receive the Series A-1 Performance Shares was terminated.

Series C Convertible Preferred Stock

On February 2, 2011, the Company amended its Certificate of Incorporation and authorized the issuance of 10,000 shares of Series C Convertible Preferred Stock (the "Series C Preferred"), $0.0001 par value.

BONDS.COM GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The Shares of Series C Preferred have the following rights, privileges and preferences, among others, as more fully set forth in the amended Certificate of Incorporation:

•
are convertible at the option of the holders of a majority of the issued and outstanding shares of Series C Preferred, at the current conversion price of $0.10 per share and the conversion value of $2,500,000, for a conversion ratio of 2,500 shares of the Company's Common Stock for each share of Series C Preferred or 25,000,000 shares of common stock in the aggregate.

•	are mandatory convertible into shares of the Company's Common Stock upon certain milestones related to the trading of the Company's Common Stock.

•
in the event of any liquidation, dissolution or winding up of the Company, either voluntary or involuntary, and upon certain changes, subject to the rights of holders shares of Series D Preferred and Series D-1 Preferred, the holders will be entitled to a liquidation preference; and

•	holders have the right to vote with holders of the Company's Common Stock on an as-converted basis.

Preferred Stock Series D Issuance

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

The shares of Series E Preferred, Series E-1 Preferred and Series E-2 Preferred have the following rights, privileges and preferences, among others, as more fully set forth in the amended Certificate of Incorporation:

●
are initially convertible at the option of the holder into shares Common Stock at a conversion price of $0.07 per share, for an initial conversion ratio of 14,286 shares of Common Stock for each share; provided that, for a period of 18 months following the date of their issuance, if the Company issues shares of Common Stock (or is deemed to issue shares of Common Stock) for a price per share less than $0.07, then the exercise price will be reduced by a “weighted-average” anti-dilution formula (subject to certain exempted issuances) the current conversion price is $0.07;

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

BONDS.COM GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Preferred Stock Series C Issuance

On February 2, 2011, in conjunction with the Asset Purchase Agreement for the acquisition of the Beacon assets (see note 8), the Company issued 10,000 shares of Series C Preferred shares as consideration for the fair value of the purchase price of $1,072,000.

Preferred Stock Series E Issuance

On December 5, 2011, the Company entered into an Exchange Agreement with the other holders of Series D Preferred.  Pursuant to the Exchange Agreement, the Company (a) issued 11,150 shares of Series E Preferred in exchange for all outstanding shares of Series D Preferred and (b) issued 681 shares of Series E Preferred in exchange for all rights with respect to accrued dividends on shares of Series D Preferred, which amounted to approximately $681,000.

As of December 31, 2012 there were cumulative undeclared dividends of approximately $1,016,000 with a weighted average price per share amount of $86.

Preferred Stock Series E-1 Issuance

On December 5, 2011, the Company entered into an Exchange Agreement with an investor.  Pursuant to the Exchange Agreement, the Company (a) issued 1,250 shares of Series E-1 Preferred in exchange for all outstanding shares of Series D-1 Preferred and (b) issued 84 shares of Series E Preferred in exchange for all rights with respect to accrued dividends on shares of Series D-1 Preferred, which amounted to approximately $84,000.

As of December 31, 2012 there were cumulative undeclared dividends of approximately $115,000 with a weighted average price per share amount of $86.

Preferred Stock Series E-2 Issuance

On December 5, 2011, the Company entered into a Unit Purchase Agreement with investors.  Pursuant to the Unit Purchase Agreement, the Company sold to investors an aggregate of 100 Units for a total purchase price of $10,000,000, before the deduction of transaction fees and expenses which amounted to $480,000, with each unit comprised of (a) warrants to purchase 1,428,571 shares of our Common Stock and (b) 100 shares of newly-created class of preferred stock designated as Series E-2 Preferred.  The Company allocated $3,485,714 and $6,514,286 of its proceeds to the warrants and Series E-2 Preferred, respectively, using the residual method.  The Company analyzed the effective conversion feature of the Series E-2 Preferred and determined that there was no beneficial conversion features upon the issuance.

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

As of December 31, 2012 there were cumulative undeclared dividends of approximately $1,184,000 with a weighted average price per share amount of $70.

Common Stock Issuance

On December 14, 2012, the Company issued 603,668 of the Company’s common stock to Convertible Secured Promissory Noteholders, in exchange for the termination of rights to any remaining Contingent Performance Shares under the promissory notes (see note 10).  This resulted in the Company offsetting a liability (with a corresponding increase in common stock and additional paid-in capital) of $18,110.

BONDS.COM GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Common Stock Purchase Warrants

Warrant activity for the years ending December 31, 2012 and 2011 are as follows:

	Numbers of Warrants	Weighted-Average Exercise Price
Outstanding at January 1, 2011	35,378,665	$0.32
Issued	332,999,993	0.06
Cancelled or expired	(9,941,681)	0.25
Exercised	—
Outstanding at December 31, 2011	358,436,977	$0.08
Issued	99,999,999	0.06
Cancelled or expired	(5,879,789)	0.25
Exercised	—	—
Outstanding at December 31, 2012	452,557,187	$0.08

Weighted average grant date fair value of warrants granted during the year ended December 31, 2012		$0.03

On August 2, 2012, September 4, 2012 and December 21, 2012, the 18 month down round protection of the warrants expired, which resulted in the reset of the exercise price of the warrants to the base floor price of $0.07.  The Company revalued the warrants on the expiration dates using a Binomial Lattice Model.  The value of each warrant was estimated to be $0.0226, $0.0226 and $0.0213, respectively per warrant utilizing the following assumptions, expected volatility of ranging from 174.30% to 189.02%, risk-free interest rate ranging from 0.46% to 0.57%, expected term of 3.5 years, strike price of $0.07 and a market price of $0.03.  As a result, the warrants were reclassified as equity within the Company's consolidated financial statements, at an aggregate fair value of $3,562,714.  In addition, the Company and recorded a gain of $91,786 on the derivative liability which is included in changes in value of derivative financial instruments, in the accompanying consolidated statement of operations.

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

The Company recognized $73,809 and $147,705 in consulting expense relating to warrants awarded during the years ended December 31, 2012 and 2011, respectively, relating to warrants awarded.

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

BONDS.COM GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Additionally, on March 7, and June 23, 2011 the Company issued 5,714,286 and 28,571,429 warrants respectively in connection with the Series D Unit Purchase Agreements.  The fair value of the warrants issued at grant date, which amounted to $28,000 and $134,286, was determined using a Binomial Lattice valuation model ranging from $0.0047 to $0.0049 per warrants utilizing the following assumptions, expected volatility of 66.00%, risk-free interest rate ranging from 1.49% to 2.19%, expected term of 1.5 years, weighted average probability strike price of $0.0610 and a market price of $0.02.

On December 5, 2011, the Company issued 142,857,144 warrants in connection with the Preferred Stock Series E-2 Unit Purchase Agreements.  The warrants had the same terms as the Preferred Stock Series D Unit Purchase Agreements. The fair value of the warrants issued at grant date, which amounted to $3,485,715, was determined using a Binomial Lattice valuation model at $0.0244 per warrant utilizing the following assumptions, expected volatility of 166.93%, risk-free interest rate of 0.93%, expected term of 5 years, weighted average probability strike price of $0.0635 and a market price of $0.03.

Warrants issued in connection with exchange agreements

On February 2, 2011, the Company issued warrants pursuant to an Exchange Agreement which included provisions containing a cashless net exercise election and  providing that, for a period of 18 months following the date of the Unit Purchase Agreement, if the Company issues shares of Common Stock (or is deemed to issue shares of Common Stock) for a price per share less than $0.07, then the exercise price of the Common Stock Warrants will be reduced by a “weighted-average” anti-dilution formula (subject to certain exempted issuances).

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

Cancellation of warrants

On December 28, 2011, the Company entered into and consummated a Repayment and Termination Agreement, pursuant to the agreement, 566,673 shares of warrants were cancelled (see note 10).

At December 31, 2012, the Company was in negotiations with a shareholder to settle a pending matter regarding existing warrants and options. On March 6, 2013, the Company entered into and consummated a Cancellation and Issuance Agreement, pursuant to which 20,936,854 warrants for the purchase of common stock were issued upon execution of a release for the cancellation of 15,402,971 warrants for the purchase of common stock.  The Company recorded a charge of $225,000 at December 31, 2012 for this matter which is included in accounts payable and accrued expenses and other income (expense), net in the accompanying consolidated balance sheet and statements of operations.

Preferred Series A Purchase Warrants

Series A warrant activity for the years ending December 31, 2012 and 2011are as follows:

	Numbers of Series A Warrants	Weighted-Average Exercise Price
Outstanding at January 1, 2011	52,084	$24.00
Issued	178,575	6.10
Cancelled or expired	(52,084)	24.00
Exercised	—	—
Outstanding at December 31, 2011	178,575	$6.10
Issued	—	—
Cancelled or expired	—	—
Exercised	—	—
Outstanding at December 31, 2012	178,575	$7.00

Weighted average fair value granted during the year ended December 31, 2012		$—

On August 2, 2012, the 18 month down round protection of the Series A Preferred warrants expired, which resulted in the reset of the exercise price of the Series A Preferred warrants to the base floor price of $7.00 ($0.07 in common stock equivalent).  The Company revalued the warrants on the expiration dates using a Binomial Lattice Model.  The value of each warrant was estimated to be $0.0226 per warrant utilizing the following assumptions, expected volatility of 188.58%, risk-free interest of 0.46%, expected term of 3.5 years, strike price of $0.07 and a market price of $0.03.  As a result, the warrants were reclassified as equity within the Company's consolidated financial statements, at an aggregate fair value of $403,571.  In addition, the Company and recorded a gain of $5,357 on the derivative liability which is included in changes in value of derivative financial instruments, in the accompanying consolidated statement of operations.

BONDS.COM GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 14 - Earnings (Loss) Per Share

Basic loss per share is computed by dividing loss available to common stockholders by the weighted-average number of common shares outstanding for the period.  Diluted loss per share considers the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock that shared in the earnings of the entity.  No diluted loss per share has computed since the effect of any potentially dilutive securities would be antidilutive.  Potentially dilutive securities excluded from the calculation of weighted average common shares outstanding at December 31, 2012 and 2011, include i) 471,664,330 and 376,294,477 respectively, of both common stock and preferred series A warrants; ii) 233,603,914 and 116,488,912, respectively, of common stock underlying stock options; iii) 7,809,524 and 40,321,253 respectively, issuable under convertible note payable and iv) 497,587,547 and 363,485,104 respectively, of shares issuable under preferred stock.  All of these potentially dilutive securities have the ability to be converted to common stock. Dividends related to convertible preferred stock have been excluded from the calculation of diluted loss per share.

Note 15 - Net Capital and Reserve Requirements

Bonds.com Inc., is subject to SEC Uniform Net Capital Rule 15c3-1.  Bonds.com Inc. computes its net capital under the basic method permitted by the rule, which requires that the minimum net capital be equal to the greater of $100,000 or 6-2/3% of aggregate indebtedness.

Bonds.com Inc. is exempt from the SEC Rule 15c3-3 pursuant to the exemption provision under subparagraph (k)(2)(ii) and, therefore, is not required to maintain a "Special Reserve Bank Account for Exclusive Benefit of Customers".

Net capital positions of Bonds.com Inc. were as follows at December 31, 2012 and 2011:

	2012	2011
Ratio of aggregate indebtedness to net capital	0.17 to 1	0.42 to 1
Net capital	$4,498,393	$4,151,046
Required net capital	$100,000	$117,029

Bonds.com Inc. was examined by FINRA for the period September 2008 through June 2010.  In June 2011, FINRA issued its Examination Report that identified some exceptions.  Two of these exceptions were referred to FINRA Enforcement for further review.  They are: i) violations emanating from the expense-sharing agreement that the Company had with Bonds.com Inc. at the time, and related net capital issues;  and, ii) objections to a revenue-sharing agreement with another broker-dealer that raises mark-up issues.  As of the date of this report, Bonds.com Inc. is continuing to respond to requests from FINRA Enforcement.  The outcome of this matter is currently unknown and, therefore, there has been no accrual for any related liability pertaining to this matter as of December 31, 2012.

Bonds.com Inc. was examined by FINRA for the period July 2011 to January 2012.  In December 2012, FINRA issued its Examination Report that identified some exceptions.  Three of the exceptions were referred to FINRA Enforcement for further review.  They are:  i) violations emanating from the expense-sharing agreement that the Company had with Bonds.com Inc., ii) net capital issues; and, iii) non-compliance with transaction agreements between member and non-member organizations.  As of the date of this report, Bonds.com Inc. is continuing to respond to requests from FINRA Enforcement.  The outcome of these matters is currently unknown and, therefore, there has been no accrual for any related liability pertaining to these matters as of December 31, 2012.

Note 16 - Share-Based Compensation

The Company has two equity-based compensation plans which have not been approved by stockholders, the 2006 Equity Plan (the “2006 Plan”) and the 2011 Equity Plan (the “2011 Plan"), (Collectively referred to as the “Plans”), which are effective for 10 years.  In May 2012, the Board of Directors adopted a measure to increase the number of shares in the 2011 Plan by 75,000,000 to a total of 200,000,000 shares.  The 2006 Plan and 2011 Plan provides for a total of 13,133,825 and 200,000,000 shares, respectively, to be allocated and reserved for the purposes of offering non-statutory stock options to employees, consultants and non-employee directors and incentive stock options to employees.  If any option expires, terminates or is terminated or canceled for any reason prior to exercise in full, the shares subject to the unexercised portion shall be available for future options granted under the Plan.  Options become exercisable over various vesting periods depending on the nature of the grant.   Certain option awards provide for accelerated vesting if there is a change in control (as defined by the Plans).

The exercise price of both incentive and non-statutory options may not be less than 100% of the fair market value of the common stock on date of grant; provided, however, that the exercise price of an incentive stock option granted to a 10% Shareholder shall not be less than 110% of the fair market value of the Company's common stock.  As of December 31, 2012, the Company had 33,715,158 options available to grant under the 2011 Plan and 2,280,287 options available to grant under the 2006 Plan.

BONDS.COM GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Stock option activity related to options granted to employees under the Plans and related information for the years ended December 31, 2012 and 2011 is provided below:

	Shares	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value
Outstanding at December 31, 2010	10,958,538	$0.36	—	$—
Granted during 2011	71,953,560	0.07	—	—
Forfeited or expired during 2011	(25,388,720)	0.08	—	—
Exercised during 2011	—	—	—	—
Outstanding at December 31, 2011	57,523,378	$0.12	7.62	$—
Granted during 2012	120,650,002	0.08	—	—
Forfeited or expired during 2012	(3,535,000)	0.29	—	—
Exercised during 2012	—	—	—	—
Outstanding at December 31, 2012	174,638,380	$0.09	6.00	$—
Vested or expected to vest	174,638,380	$0.09	6.00	$—
Options exercisable, December 31, 2012	92,879,389	$0.10	6.05	$—

Stock option activity related to options granted outside the Plans to both employees and non-employees and related information for the years ended December 31, 2012 and 2011 is provided below:

	Weighted- Average Exercise Price		Weighted-Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value

Outstanding at December 31, 2010	9,500,000	$0.38		$
Granted during 2011	49,465,534	0.08
Forfeited or expired during 2011	—	—
Exercised during 2011	—	—
Outstanding at December 31, 2011	58,965,534	$0.11	6.40		$—
Granted during 2012	—	—
Forfeited or expired during 2012	—	—
Exercised during 2012	—	—
Outstanding at December 31, 2012	58,965,534	$0.13	5.39		$—
Vested or expected to vest	58,965,534	$0.13	5.39		$—
Options exercisable, December 31, 2012	52,773,867	$0.13	5.43		$—

The Company granted an aggregate of 58,965,534 options outside the Plans, of which 9,500,000 was granted to non-employees.

The weighted-average grant date fair value of options granted to employees and non-employee directors during the years ended December 31, 2012 and 2011 was $0.03 and $0.03, respectively.  Options granted to non-employee directors during the year ended December 31, 2012 with a fair value of $278,000 were for partial payment of previously accrued director’s compensation of $271,000 and $146,000 for the years ended December 31, 2011 and 2010, respectively, have a three-year life, and were fully vested at the grant date. The fair value of each option award was estimated on the date of grant using the Black-Scholes option pricing model using the following weighted-average assumptions:
	2012	2011
Dividend yield	—	—
Expected volatility	195.59% - 219.57%	66.00% - 168.16%
Risk-free interest rate	0.27% - 0.79%	1.04% - 2.10%
Expected life (in years)	2 - 5	4 - 5

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

BONDS.COM GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

As of December 31, 2012, there was approximately $2,182,365 of unrecognized compensation cost related to options issued of which approximately $1,797,066 shall be allocated to Bonds.com, Inc.  This amount is expected to be recognized over the remaining estimated life of the options, which on a weighted-average basis is approximately 2.40 years.

There were no options exercised during the years ended December 31, 2012 and 2011.  Tax benefits related to option exercises were not deemed to be realized as net operating loss carryforwards are available to offset taxable income computed without giving effect to the deductions related to option exercises.

Non-cash compensation expense relating to stock options was calculated by using the Black-Scholes option pricing model, amortizing the value calculated over the vesting period and applying a zero forfeiture percentage as estimated by the Company's management, using historical information.  The Company has elected to recognize compensation cost for option awards that have graded vesting schedules on a straight-line basis over the requisite service period for the entire award.  For the years ended December 31, 2012 and 2011, the non-cash compensation expense relating to option grants amounted to $1,965,722 and $1,396,751, respectively.  The compensation expense is included in payroll and related costs in the consolidated statements of operations.

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

The components of the provision for income taxes from continuing operations are as follows for the years ended December 31, 2012 and 2011:

	2012	2011
Current benefit (provision): federal	$—	$—
Current benefit (provision): state	—	—
Total current provision	—	—

Deferred provision: federal	—	151,916
Deferred provision: state	—	23,006
Total deferred provision	—	174,922

Total provision for income taxes from continuing operations	$—	$174,922

Significant items comprising the deferred tax assets and deferred tax liabilities are as follows at December 31, 2012 and 2011:

	2012	2011
Current deferred tax assets
Accrued expenses	$318,000	$130,000
Accrued litigation expense	—	59,000
Accrued technology expense	28,000	44,000
Accrued severance expense	460,000	527,000
	806,000	760,000

Non-current deferred tax assets (liabilities)
Equity bond compensation	3,426,000	2,363,000
Fixed assets	429,000	(162,000)
Impairment of intangible asset	419,000	372,000
Charitable contributions carry forward	2,000	1,000
Net operating loss carry forward	17,505,000	13,095,000
Intangible assets	(125,000)	(11,000)
	21,656,000	15,658,000

Deferred tax assets, net	22,462,000	16,418,000
Less: valuation allowance	(22,462,000)	(16,418,000)
Net deferred tax assets	$—	$—

The change in valuation allowance in the year was $6,044,000.

—
BONDS.COM GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

These amounts have been presented in the Company’s financial statements as follows:

	2012	2011
Current Deferred Tax Assets (Liability)	$—	$—
Non-Current Deferred Tax Asset	—	—

Net Deferred Tax Asset	$—	$—

The amounts and corresponding expiration dates of the Company's federal unused net operating loss carry forwards as shown in the following table at December 31, 2012:

Year	Federal and State
2026	$1,507,223
2027	4,163,262
2028	4,693,317
2029	3,054,920
2030	9,665,380
2031	9,924,228
2032	5,575,406
$38,583,736

BONDS.COM GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The Company’s effective income tax (benefit) rate for continuing operations differs from the statutory federal income tax benefit rate as follows:

	December 31,
	2012	2011
Federal tax benefit (provision) rate	35.00%	35.00%
State tax benefit (provision) rate	10.37%	5.30%

Permanent differences	1.41%	(9.25%)

Change in valuation allowance	(86.50%)	(33.70%)
Change in effective state tax rate	31.33%	0.00%
Cumulative Change in Accounting/Prior Year Adjustments	8.39%	2.65%

Tax Benefit (Provision)	0.00%	0.00%

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

Note 18 - Related Parties Transactions

The Company is renting office space in San Francisco from an institution that is affiliated with our chairman, Edwin L. Knetzger, III at the aggregate rate of $12,000 per annum..

In the year ended December 31, 2012 and 2011, one customer, who is also an investor in the Company, represented approximately 7.5% and 13.2%, respectively, of total revenue. The loss of that client could have a material adverse effect on our business.

 Note 19 - Subsequent Events

On March 1, 2013 the Company consummated a sale of $2,000,000 for the purchase of 20 “Units” of the Company.  Each “Unit” purchased consists of (i) 100 shares of Series E-2 Convertible Preferred Stock of the Company, par value $0.0001 per share and (ii) warrants exercisable for 1,428,571 shares of common stock of the Company, par value $0.0001 per share, at an exercise price of $0.07 per share.