Form 10-Q
period 2013-03-31
Bonds.com Group, Inc.
filed 2013-05-14
CIK 1179090

U.S. SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE

SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2013

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

Yes ☐ No ☒

APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 243,438 shares of common stock, par value $0.0001 per share, outstanding as of May 14, 2013.

BONDS.COM GROUP, INC.

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

Statements made in this Form 10-Q that are not historical or current facts are “forward-looking statements” made pursuant to the safe harbor provisions of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). These statements often can be identified by the use of terms, and words or phrases with similar meaning, such as “may”, “will”, “expect”, “believe”, “anticipate”, “estimate”, “approximate”, “plan” or “continue”, or the negative thereof. Forward-looking statements include statements about our anticipated or future business and operations, our business plan and the prospects or outlook for our future business and financial performance. Bonds.com Group, Inc. (“we”, “us”, “our” or the “Company”) intends that such forward-looking statements be subject to the safe harbors for such statements. The Company wishes to caution readers not to place undue reliance on any such forward-looking statements, which speak only as of the date made. Any forward-looking statements represent management’s current expectations and assumptions. However, forward-looking statements, and such expectations and assumptions, are subject to risks, uncertainties and important factors beyond the control of the Company that could cause actual results and events to differ materially from historical results of operations and events and those presently anticipated or projected. These factors include adverse economic conditions, entry of new and stronger competitors, inadequate capital, unexpected costs and the other risks, uncertainties and factors set forth in the “Risk Factors” section of our Annual Report on Form 10-K for the fiscal year ended December 31, 2012 and in our other filings with the Securities and Exchange Commission. The Company disclaims any obligation subsequently to revise any forward-looking statements to reflect events or circumstances after the date of such statement or to reflect the occurrence of anticipated or unanticipated events.

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements.

BONDS.COM GROUP, INC.

 CONDENSED CONSOLIDATED BALANCE SHEETS

	March 31, 2013 (unaudited)	December 31, 2012
Assets
Current assets
Cash and cash equivalents	$5,586,156	$5,536,229
Prepaid expenses and other assets	367,958	153,287
Total current assets	5,954,114	5,689,516

Property and equipment, net	426,472	475,815
Intangible assets, net	1,881,059	1,722,959
Other assets	105,884	110,047
Total assets	$8,367,529	$7,998,337

Liabilities and Stockholders’ Equity(Deficit)
Current liabilities
Accounts payable and accrued expenses	$3,235,647	$3,582,224
Convertible notes payable, other, net of debt discount	398,161	396,735
Liability under derivative financial instruments	2,051,143	5,793,857
Total current liabilities	5,684,951	9,772,816
Long-term liabilities
Other	74,605	53,164
Total liabilities	5,759,556	9,825,980
Commitments and contingencies
Stockholders’ Equity(Deficit)
Participating Preferred stock Series A $0.0001 par value; 508,000 authorized; 215 and 215 issued and outstanding, respectively (aggregate liquidation value of $858 and $858, respectively)	8	8
Convertible preferred stock Series C $0.0001 par value;10,000 authorized, 10,000 and 10,000 issued and outstanding, respectively (aggregate liquidation value of $6,500,000 and $6,500,000, respectively)	1	1
Convertible preferred stock Series E $0.0001 par value; 12,000 authorized, 11,831 and 11,831 issued and outstanding, respectively (aggregate liquidation value of $24,911,872 and $24,678,494 respectively)	1	1
Convertible preferred stock Series E-2 $0.0001 par value; 20,000 authorized, 19,000 and 17,000 issued and outstanding, respectively (aggregate liquidation value of $39,533,107 and $35,184,175, respectively)	2	2
Common stock $0.0001 par value;1,500,000,000 authorized; 262,395 and 262,395 issued; and 243,438 and 243,438 outstanding, respectively	10,495	10,495
Additional paid-in capital	52,159,359	50,027,844
Accumulated deficit	(49,556,893)	(51,860,994)
Treasury stock, at cost 18,957 and 18,957 shares, respectively	(5,000)	(5,000)
Total stockholders’ equity(deficit)	2,607,973	(1,827,643)
Total liabilities and stockholders’ equity(deficit)	$8,367,529	$7,998,337

See the accompanying notes to the condensed consolidated financial statements.

 BONDS.COM GROUP, INC.

 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

	Three Months Ended March 31,
	2013 (unaudited)	2012 (unaudited)

Revenue	$2,027,727	$2,066,967

Operating expenses
Payroll and related costs	2,253,386	1,118,048
Technology and communications	724.152	736,867
Rent and occupancy	61,193	77,676
Professional and consulting fees	242,027	666,021
Marketing and advertising	1,007	62,221
Other operating expenses	263,455	268,983
Clearing and executing cost	194,699	241,822
Total operating expenses	3,739,919	3,171,638
Loss from operations	(1,712,192)	(1,104,671)

Other income (expense)
Interest expense, net	(9,264)	(55,198)
Change in fair value of derivative financial instruments	4,025,571	74,571
Other income (expense), net	(14)	4,542
Total other income (expense)	4,016,293	23,915
Income(loss) before income tax benefit	2,304,101	(1,080,756)
Income tax (expense) benefit	—	—
Net income(loss)	2,304,101	(1,080,756)
Preferred stock dividend	(476,436)	(451,178)

Net income(loss) applicable to common stockholders	$1,827,665	$(1,531,934)

Net income(loss) per common share - basic and diluted	$7.51	$(5.87)

Weighted average number of shares of common stock outstanding	243,438	260,885

See the accompanying notes to the condensed consolidated financial statements.

BONDS.COM GROUP, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY(DEFICIT)

	Preferred Stock		Common Stock		Paid-In	Accumulated	Treasury Stock	Total Stockholders’ Equity
	Shares	Amount	Shares	Amount	Capital	(Deficit)	Amount	(Deficit)
Balances, December 31, 2012	126,000	$12	262,395	$10,495	$50,027,844	$(51,860,994)	$(5,000)	$(1,827,643)

Sale of shares of Series E-2 Convertible Preferred Stock pursuant to a unit sale on February 28, 2013, net of offering cost of $28,646	2,000	—	—	—	1,971,354	—	—	1,971,354

Fair value of common stock warrants issued in conjunction with settlement agreement	—	—	—	—	154,927	—	—	154,927

Fair value of common stock warrants issued in conjunction with sale of units on February 28, 2013	—	—	—	—	(282,857)	—	—	(282,857)

Stock-based compensation expense	—	—	—	—	288,091	—	—	288,091

Net income	—	—	—	—	—	2,304,101	—	2,304,101

Balances at March 31, 2013 (unaudited)	128,000	$12	262,395	$10,495	$52,159,359	$(49,556,893)	$(5,000)	$2,607,973

See the accompanying notes to the condensed consolidated financial statements.

 BONDS.COM GROUP, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Three Months Ended March 31,
	2013 (unaudited)	2012 (unaudited)
Cash Flows From Operating Activities
Net income(loss)	$2,304,101	$(1,080,756)
Adjustments to reconcile net loss to net cash used in operating activities:
Deferred income taxes	—	—
Depreciation	62,292	22,937
Amortization	8,525	1,774
Share-based compensation	288,091	98,565
Change in fair value of derivative financial instruments	(4,025,571)	(74,571)
Amortization of debt discount	1,427	1,419
Consulting services for warrants	—	7,143
Changes in operating assets and liabilities:
Prepaid expenses and other assets	(214,671)	(38,726)
Other assets	4,163	—
Accounts payable and accrued expenses	(191,652)	(540,342)
Other liabilities	24,729	(9,304)
Deferred rent	(3,288)	(6,474)

Net cash used in operating activities	(1,741,854)	(1,618,335)

Cash Flows From Investing Activities
Purchase of property and equipment	(12,949)	(32,291)
Capitalization of software costs	(166,624)	—

Net cash used in investing activities	(179,573)	(32,291)

Cash Flows From Financing Activities
Proceeds received from issuance of preferred stock, net	1,971,354	300,000

Net cash provided by financing activities	1,971,354	300,000

Net increase(decrease) in cash and cash equivalents	49,927	(1,350,626)
Cash and cash equivalents, beginning of period	5,536,229	8,309,192

Cash and cash equivalents, end of period	$5,586,156	$6,958,566

Supplemental Disclosure of Cash Flow Information

Warrants issued in connection with unit sales	$282,857	$105,000
Warrants issued in connection with settlement agreement	$154,927	$—
Accrual of preferred stock dividend (undeclared)	$476,436	$451,178

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

Basis of Presentation

In the opinion of management of the Company, the accompanying unaudited condensed consolidated interim financial statements reflect all adjustments (which include only normal recurring adjustments) necessary to present fairly, in all material respects, the consolidated financial position of the Company as of March 31, 2013 and the results of its operations and cash flows for the three months ended March 31, 2013 and 2012. The December 31, 2012 condensed consolidated balance sheet was derived from audited financial statements. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. These condensed consolidated financial statements should be read in conjunction with the financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 2012. The results of operations for such interim periods are not necessarily indicative of the operating results for the full fiscal year.

On April 25, 2013, the Company implemented a 1-for-400 reverse split of the Company's common stock, $0.0001 par value per share ("Reverse Stock Split").  Trading of the common stock on a post-Reverse Stock Split adjusted basis on the OTCQB Market began on April 26, 2013. All historic share and per share information, including earnings per share, in this Form 10-Q have been retroactively adjusted to reflect the Reverse Stock Split.

Description of Business

Bonds.com, Inc. a Financial Industry Regulatory Authority (“FINRA”) registered broker-dealer, offers corporate bonds, through its proprietary electronic trading platforms, via its www.Bondpro.com website, and other electronic interfaces.

Bonds.com, Inc., commenced trading on its BondsPRO electronic platform during 2010. This platform offers professional traders and large institutional investors an alternative trading system to trade odd-lot fixed income securities. Users are able to customize screens and utilize dynamic filtering capabilities to quickly and easily select and view only those market areas that meet their criteria. The platform supports a broad range of trading opportunities, offering cutting edge technology solutions for list trading, Application Programming Interface (“API”) based order submission(s), and user portfolio specific market views. The BondsPRO platform provides users the ability to obtain real-time executable bids or offers on thousands of corporate bond offerings sourced directly from broker-dealers and other end users. Unlike other electronic trading platforms that charge subscription fees, access charges, ticket fees, or commissions in order to generate revenue, our model allows us to generate revenue through mark-ups or mark-downs on secondary market securities.

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

Software Development Costs

Costs for software developed for internal use are accounted for through the capitalization of those costs incurred in connection with developing or obtaining internal-use software. Capitalized costs for internal-use software are included in intangible assets in the consolidated balance sheet. Capitalized software development costs are amortized over three years.

Costs incurred during the preliminary project along with post-implementation stages of internal use computer software development and costs incurred to maintain existing product offerings are expensed as incurred. The capitalization and ongoing assessment of recoverability of development costs require considerable judgment by management with respect to certain external factors, including, but not limited to, technological and economic feasibility and estimated economic life. At March 31, 2013, the Company had $954,749 in capitalized software development of which $166,264 was capitalized during the three months ended March 31, 2013. The recently capitalized software will be placed in service in stages beginning in 2014 and the Company will begin amortizing over the software's estimated economic life. For the three months ended March 31, 2013, amortization expense for recently capitalized software development was $4,251.

Fair Value Financial Instruments

The carrying values of the Company’s cash and cash equivalents, accounts payable and accrued expenses approximate their fair values based on the short-term nature of such items. The carrying values of notes payable approximate their fair values based on applicable market interest rates. The liability under derivative instruments is carried at fair value as described in Note 4 below.

Income Taxes

Current income taxes are based on the year’s taxable income for federal and state income tax reporting purposes. Deferred income taxes are provided on a liability basis whereby deferred tax assets are recognized for deductible temporary differences and operating loss carry forwards and deferred tax liabilities are recognized for taxable temporary differences. Temporary differences are the differences between the reported amounts of assets and liabilities and their tax bases. Deferred tax assets are reduced by a valuation allowance when, in the opinion of management, it is more likely than not that some portion or all of the deferred tax assets will not be realized. Deferred tax assets and liabilities are adjusted for the effects of changes in tax law and rates on the date of enactment. The Company records a liability for uncertain tax positions when it is probable that a loss has been incurred and the amount can be reasonably estimated. The Company’s policy is to recognize interest and penalties related to income tax matters as a component of income tax expense. The Company’s 2010, 2011, and 2012 tax year remains subject to examination by taxing authorities. The Company has determined that it does not have any significant uncertain tax positions at March 31, 2013.

Reclassification

Prior period numbers have been regrouped or reclassified to conform to the current period presentation.

Recent Issued Accounting Pronouncements

Management does not believe that any recently issued, but not yet effective accounting pronouncements, if adopted, would have a significant effect on the accompanying financial statements.

Note 3 - Going Concern

Since its inception, the Company has a history of operating losses, and has an accumulated deficit of approximately $49.6 million and working capital of approximately $0.3 million at March 31, 2013 and used approximately $1.7 million of cash in operations for the three months ended March 31, 2013, which together raises substantial doubt about the Company’s ability to continue as a going concern.

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

Since the over-the-counter market has not been active and private sales of the Company’s shares sold may differ significantly from the then current trading price, the Company bases the fair market value of its common stock on a valuation. Based on the Company’s valuation, the fair market value of the Company’s common stock was reduced to $6.40 ($0.02 prior to the reverse stock split) for the quarter ending March 31, 2013 from $10.80 ($0.03 prior to the reverse stock split) at December 31, 2012. This change in fair market value of the Company’s common stock is a significant factor in the change in the valuation of the Company’s derivative liability at March 31, 2013 in the accompanying condensed consolidated statements of operations.

BONDS.COM GROUP, INC

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Level 3 Assets and Liabilities

Level 3 liabilities include instruments whose value is determined using pricing models and for which the determination of fair value requires significant management judgment or estimation.

Fair values of assets measured on a recurring basis at March 31, 2013 and December 31, 2012 are as follows:

		Quoted Prices in Active Markets for Identical Assets / Liabilities	Significant Other Observable Inputs	Significant Unobservable Inputs
	Fair Value	(Level 1)	(Level 2)	(Level 3)
March 31, 2013

Liabilities
Derivative financial instruments	$2,051,143	$—	$—	$2,051,143
Total liabilities measured at fair value on a recurring basis	$2,051,143	$—	$—	$2,051,143

December 31 , 2012

Liabilities
Derivative financial instruments	$5,793,857	$—	—	$5,793,857
Total liabilities measured at fair value on a recurring basis	$5,793,857	$—	$—	$5,793,857

Both observable and unobservable inputs may be used to determine the fair value of positions that the Company has classified within the Level 3 category. As a result, the unrealized gains for liabilities within the Level 3 category presented in the tables below may include changes in fair value that were attributable to both observable and unobservable inputs. The following table presents additional information about Level 3 liabilities measured at fair value on a recurring basis for the period ended March 31, 2013:

Fair Value of Derivative Liabilities
Balance – December 31, 2012	$5,793,857
Changes in fair value included in operations	(4,025,571)
Issuances	282,857
Balance –March 31, 2013	$2,051,143

As the date of the expiration of the down-round protection approaches, the fair value of the derivative liability, absent significant changes in factors other than time which may affect the estimate of fair value, generally decreases. The change in value of derivative financial instruments included in the March 31, 2013 and 2012 statements of operation are related to Level 3 obligations held.

BONDS.COM GROUP, INC

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Quantitative Information About Level 3 Fair Value Measurements

	Fair Value at 3/31/13	Valuation Technique	Unobservable Inputs	Range	(Weighted Average)

Derivative liability	$2,051,143	Binomial lattice pricing model	Market price	$6.40*	$6.40*
			Exercise price	$24.00 - $28.00	$25.67
			Expected term/life (years)	3.68 - 4.92	4.00
			Dividend yield	0.00%	0.00%
			Expected volatility	97.19% - 108.62%	100.81%
			Risk-free rate for expected life	0.57% - 0.77%	0.59%

* $0.02 prior to the reverse stock split

The weighted-average fair value of warrants outstanding for the three months ended March 31, 2013 was $3.32.

Note 5–Accounts Payable and Accrued Expenses

The following is a summary of accounts payable and accrued expenses at March 31, 2013 and December 31, 2012:

	March 31, 2013	December 31, 2012
Accounts payable	$522,573	$149,059
Payroll and related payable	479,020	874,423
Severance payable	909,712	1,039,991
Directors fees payable	497,208	369,500
Convertible note interest payable	158,999	149,000
Preferred dividends payable	127,650	127,650
Liability for settlement to shareholders	—	225,000
Other accrued expense	540,485	647,601
Accounts Payable and Accrued Expenses	$3,235,647	$3,582,224

Note 6- Commitments and Contingencies

Operating Leases

The Company leases office facilities(in New York, N.Y.) through August 2014 and equipment and obtains data feeds under long-term operating lease agreements with various expiration dates and renewal options. These data feeds and associated equipment provide information from financial markets that are essential to the Company’s business operations. The following is a schedule of future minimum rental payments required under operating leases as of March 31, 2013:

Year Ending December 31,
2013	996,198
2014	310,837
2015	21,676
Total minimum payments required	$1,328,711

Rent expense for office facilities for the three months ended March 31, 2013 and 2012 was $61,193 and $77,676, respectively.

BONDS.COM GROUP, INC

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

Note 7- Credit Risk

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

Note 8- Stockholders' Equity

Description of Authorized Capital

Preferred Stock activity for the three months ended March 31, 2013 is as follows:

	Series A	Series C	Series E	Series E-1	Series E-2
Balance at December 31, 2012	215	10,000	11,831	1,334	17,000
Issued	—	—	—	—	2,000
Balance at March 31, 2013	215	10,000	11,831	1,334	19,000

Issuances

On February 28, 2013, the Company sold an aggregate of 20 units for a total purchase price of $2,000,000, with each unit comprised of (a) warrants exercisable for 3,571 shares of common stock of the Company, par value $0.0001 per share, and (b) 100 shares of Series E-2 Convertible Preferred Stock of the Company, par value $0.0001 per share.   The Company allocated $282,857 and $1,688,497 of its proceeds to the warrants and Series E-2 Preferred, respectively, using the residual method.  Such warrants contain down-round protection provisions for the holders and are therefore considered a derivative liability.  Such warrants have been valued using a Binomial Lattice Model.  The value of each warrant was estimated to be $3.96 per warrant utilizing the following assumptions, expected volatility of 108.35%, risk-free interest rate of 0.77%, expected term of 5 years, weighted average probability strike price of $28.00 and a market price of $6.40($0.02 prior to the reverse stock split).  The Company analyzed the effective conversion feature of the Series E-2 Preferred and determined that there was no beneficial conversion features upon the issuance.

Common Stock Purchase Warrants

Warrant activity for the period ended March 31, 2013 is as follows:

	Numbers of Warrants	Weighted-Average Exercise Price
Outstanding at December 31, 2012	1,131,393	$32.00
Issued	123,771	28.00
Cancelled or expired	(38,426)	(4.00)
Exercised	—	—
Outstanding at March 31, 2013	1,216,743	$28.00

Weighted average grant date fair value of warrants granted during the period ended March 31, 2013		$5.24

BONDS.COM GROUP, INC

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Note 9- Loss Per Share

Basic loss per share is computed by dividing loss available to common stockholders by the weighted-average number of common shares outstanding for the period. Diluted loss per share considers the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock that shared in the earnings of the entity.  No diluted loss per share has been computed since the effect of any potentially dilutive securities would be antidilutive.  Potentially dilutive securities excluded from the calculation of weighted average common shares outstanding at March 31, 2013 and 2012, include i) 1,261,380 and 951,450,respectively of both common stock and preferred series A warrants; ii) 679,623 and 212,558, respectively of common stock underlying stock options; iii) 19,881 and 102,736, issuable under convertible note payable and iv) 1,337,134 and 935,541, respectively, of shares issuable under preferred stock. All of these potentially dilutive securities have the ability to be converted to common stock. Dividends related to convertible preferred stock have been excluded from the calculation of diluted loss per share.

Note 10- Net Capital and Reserve Requirements

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

Net capital positions of Bonds.com Inc. were as follows at March 31, 2013:

March 31, 2013
Ratio of aggregate indebtedness to net capital	0.28 to 1
Net capital	$4,376,322
Required net capital	$100,000

Bonds.com Inc. was examined by FINRA for the period September 2008 through June 2010.  In June 2011, FINRA issued its Examination Report that identified some exceptions.  Two of these exceptions were referred to FINRA Enforcement for further review.  They are: i) violations emanating from the expense-sharing agreement that the Company had with Bonds.com Inc. at the time, and related net capital issues;  and, ii) objections to a revenue-sharing agreement with another broker-dealer that raises mark-up issues.  As of the date of this report, Bonds.com Inc. is continuing to respond to requests from FINRA Enforcement.  The outcome of this matter is currently unknown and, therefore, there has been no accrual for any related liability pertaining to this matter as of March 31, 2013.

BONDS.COM GROUP, INC

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Bonds.com Inc. was examined by FINRA for the period July 2011 to January 2012. In December 2012, FINRA issued its Examination Report that identified some exceptions.  Three of the exceptions were referred to FINRA Enforcement for further review.  They are: i) violations emanating from the expense-sharing agreement that the Company had with Bonds.com Inc. at the time,ii) net capital issues; and, iii) non-compliance with transaction agreements between member and non-member organizations.  As of the date of this report, Bonds.com Inc. is continuing to respond to requests from FINRA Enforcement.  The outcome of this matter is currently unknown and, therefore, there has been no accrual for any related liability pertaining to this matter as of March 31, 2013.

Note 11- Share-Based Compensation

The Company has two equity-based compensation plans, the 2006 Equity Plan (the “2006 Plan”) and the 2011 Equity Plan (the “2011 Equity Plan", and together with the 2006 Plan, each a “Plan” and together the “Plans”), which are effective for 10 years. In May 2012, the Board of Directors adopted a measure to increase the number of shares in the 2011 plan by 187,500 to a total of 500,000 shares. The 2006 Plan and 2011 Equity Plan provides for a total of 32,835 and 500,000 shares, respectively, to be allocated and reserved for the purposes of offering non-statutory stock options to employees, consultants and non-employee directors and incentive stock options to employees.   If any option expires, terminates or is terminated or canceled for any reason prior to exercise in full, the shares subject to the unexercised portion shall be available for future options granted under the respective Plan.  Options become exercisable over various vesting periods depending on the nature of the grant. Certain option awards provide for accelerated vesting if there is a change in control (as defined in the Plans).

The exercise price of both incentive and non-statutory options may not be less than 100% of the fair market value of the common stock on date of grant; provided, however, that the exercise price of an incentive stock option granted to a holder of at least ten percent (10%) of total issued and outstanding common stock shall not be less than 110% of the fair market value of the shares of common stock.  As of March 31, 2013, the Company had 81,000 shares of Common Stock available for the future grant of options under the 2011 Equity Plan, and 5,613 shares of Common Stock available for the future grant of options under the 2006 Plan.

Stock option activity related to options granted to employees and non-employees under the Plans and related information for the three months ended March 31, 2013 is provided below:

	Shares	Weighted-Average Exercise Price	Weighted-Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value
Outstanding at December 31, 2012	436,596	$36.00	6.00	—
Granted	12,500	28.00	—	—
Forfeited	(13,375)	(28.00)	—	—
Exercised	—	—	—	—

Outstanding at March 31, 2013	435,721	$40.00	5.78	—

Vested or expected to vest	435,721	$40.00	5.78	—

Options exercisable at March 31, 2013	254,723	$40.00	5.75	—

BONDS.COM GROUP, INC

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Stock option activity related to options granted outside the Plans to both employees and non-employees and related information for the three months ended March 31, 2013 is provided below:

	Shares	Weighted-Average Exercise Price	Weighted-Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value
Outstanding at December 31, 2012	147,414	$52.00	5.39	—
Granted	—	—	—	—
Forfeited	(625)	—	—	—
Exercised	—	—	—	—

Outstanding at March 31, 2013	146,789	$52.00	5.14	—

Vested or expected to vest	146,789	$52.00	5.14	—

Options exercisable at March 31, 2013	135,179	$52.00	5.17	—

The Company granted an aggregate of 147,414 options outside the Plans of which 23,750 were granted to non-employees.

The weighted-average grant date fair value of options granted to employees during the three months ended March 31, 2013 was $12.00, and no options were granted during the three months ended March 31, 2012. The fair value of each option award was estimated on the date of grant using the Black-Scholes option pricing model using the following weighted-average assumptions:

	March 31
	2013	2012
Dividend yield	—	—
Expected volatility	111.30%	—
Risk-free interest rate	0.25%	—
Expected life (in years)	4	—
Fair value of common stock	$8.00	—

The weighted-average expected life for the options granted reflects the alternative simplified method permitted by authoritative guidance, which defines the expected life as the average of the contractual term of the options and the weighted-average vesting period for all option tranches.

As of March 31, 2013, there was approximately $2,367,890 of unrecognized compensation cost related to options issued of which approximately $1,680,419 will be allocated to Bonds.com, Inc.  This amount is expected to be recognized over a weighted-average 2.22 years.

There were no options exercised during the three months ended March 31, 2013.

Non-cash compensation expense relating to stock options was calculated by using the Black-Scholes option pricing model, amortizing the value calculated over the vesting period and applying a zero forfeiture percentage as estimated by the Company's management, using historical information.  The Company has elected to recognize compensation cost for option awards that have graded vesting schedules on a straight-line basis over the requisite service period for the entire award. For the three months ended March 31, 2013 and 2012, the non-cash compensation expense relating to option grants amount to $288,091 and $98,565, respectively. The compensation expense is included in payroll and related costs in the consolidated statements of operations.

BONDS.COM GROUP, INC

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Note 12- Related Parties Transactions

In the three months ended March 31, 2013 and 2012, one customer, who is also an investor in the Company, represented approximately 3.88% and 11.25%, respectively, of total revenue. The loss of that client could have a material adverse effect on our business.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following is management’s discussion and analysis of the financial condition and results of operations of the Company, as well as our liquidity and capital resources. The discussion, including known trends and uncertainties identified by management, should be read in conjunction with the Company’s unaudited condensed consolidated financial statements and related notes included in this Quarterly Report on Form 10-Q, as well as our audited consolidated financial statements and notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2012.

Executive Overview

The Company, through its indirect, wholly-owned subsidiary Bonds.com, Inc. (“Bonds.com”) operates an electronic trading platform under the name BondsPRO. This platform offers large institutional investors an alternative trading system to trade odd-lot fixed-income securities. Our customers are able to customize screens and utilize dynamic filtering capabilities to quickly and easily select and view only those market areas that meet their criteria. The platform supports a broad range of trading opportunities, offering cutting edge technology solutions for list trading, Application Programming Interface (“API”) based order submission, and user portfolio specific market views. The platform supports investment grade and high yield corporate bonds and emerging market debt. The BondsPRO platform provides users the ability to obtain real-time executable bids or offers on thousands of bond offerings sourced directly from broker-dealers and other end users. As a registered broker-dealer, Bonds.com acts as riskless principal on all trades which allows our customers to trade anonymously on the platform. Our customer base, including all major corporate bond dealers, market makers and liquidity providers are eligible to participate on our platform for free. Unlike other electronic trading platforms that charge subscription fees, access charges, ticket fees, or commissions in order to generate revenue, our model allows us to generate revenue through mark-ups or mark-downs on secondary market securities from those aggressing on the platform. BondsPRO provides a direct connection between our institutional customers and the trading desks at our participating broker-dealers, which we expect will reduce sales and marketing costs, and eliminate layers of intermediaries between dealers and end investors.

The Company has been executing its current business plan for over three years. The acceptance of our business model has been very strong and we continue to be encouraged by our growth and path towards profitability. We are focused on the demands of the marketplace as a result of the changing economic, regulatory and technological climate with a view to providing a trading platform that meets these demands. Our goal is to provide our institutional customers a state of the art technology platform, easily accessible and customizable to their technology infrastructure and that allows them efficient access to our large pool of liquidity.

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

The electronic fixed income trading market is experiencing a period of both rapid growth and wide exposure.  The advances made in the electronic equity markets have attracted the attention of fixed income market participants, technologists and opportunistic investors for many years.  As our operation continues to grow, we are faced with the need to develop new businesses and enhance existing offerings. We will be required to continue to invest in hardware, software development, and networking capabilities, both internally and through vendor relationships.  This will require expenditures on all fronts, including on internal development, and the potential to outsource needs or license technology.

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

Financial Results of Operations

Earnings Overview

As the Company continues on its growth path and implements its business plan we continue to incur operating losses. For the three months ended March 31, 2013, we incurred a loss from operations of $1.7 million, which was $0.6 million more than the loss from operations of $1.1 million incurred for the period ended March 31, 2012. The change was due primarily to increases in payroll and related costs offset by decreases in professional and consulting fees. Additionally, the Company recorded an unrealized gain in value of its derivative financial instruments of $4.0 million which resulted in overall net income of $2.3 million for the period ended March 31, 2013, compared to overall net loss of $1.1 million for the three months ended March 31, 2012.

Revenue

The Company generates all of its revenue through its riskless principal trading activity. Customers who initiate trades on our platform pay a mark-up/mark-down on each trade based on the trade’s size and maturity. All trades, once matched on the platform, settle at our clearing firm and the net proceeds are credited to our account.

Total revenue decreased by 2% to approximately $2.0 million from $2.1 million for the three months ended March 31, 2013 compared to the same period in 2012. Market factors lead to overall lower trading volumes as compared to the same period in 2012. Although revenue was primarily flat, as compared to the same period in 2012, revenue per trade continues to grow as our business matures and relationships with our customers strengthen. Our revenue is measured as a function of the aggregate value of the securities traded, therefore revenue varies based on the size of the applicable trade.

Operating Expenses

The primary operating expenses of the Company are compensation, technology and professional and consulting fees. Payroll expenses in 2013 and 2012 include salaries, bonuses, employee benefits and payroll taxes. In addition there are related payroll costs including share-based compensation expenses associated with the issuance of stock options under the Company’s employee equity plans. Our technology costs include license and other fees to our technology vendor, market data services and other communication and technology costs. The professional and consulting fees are primarily corporate and regulatory counsel fees, audit and accounting services fees and other consulting related costs.

Operating expenses increased 18%, or approximately $0.6 million to $3.7 million from $3.2 million for the three months ended March 31, 2013 compared to the three months ended March 31, 2012. The increase was due to fluctuations in expense of, i) $1.1 million increase in payroll and related costs due mainly to increased salary and benefits associated with adding several senior positions,increase in annual performance bonus and increase in share-based compensation, offset by, ii) $0.4 million decrease in professional and consulting fees pertaining to a decline in accounting services, audit and legal fees, and iii) $0.1 decrease in marketing and advertising expense.

Other Income and (Loss)

For the three months ended March 31, 2013, the Company's other income amounted to $4.0 million compared to other income of $0.02 million for the three months ended March 31, 2012. The change is primarily due to the $4.0 million in unrealized change in value of the Company’s derivative financial instruments.

Liquidity and Capital Resources

The Company continues to rely on investor capital to fund its growing business. As of March 31, 2013, the Company had total current assets of approximately $6.0 million, comprised of cash and cash equivalents ($5.6 million) and prepaid expenses and other assets ($0.4 million). This compares with current assets of approximately 5.7 million as of December 31, 2012, comprised of cash and cash equivalents ($5.5 million) and prepaid expenses and other assets ($0.2 million). The increase of $0.3 million in current assets between such dates was due to capital infusion of $2.0 million during the period, offset by the utilization of cash used in ongoing operations.

The Company’s current liabilities as of March 31, 2013 totaled approximately $5.7 million, comprised primarily of accounts payable and accrued expenses ($3.2 million), liabilities under derivative financial instruments ($2.1 million), and convertible notes payable to related parties ($0.4 million).  By comparison current liabilities at December 31, 2012 were approximately $9.8 million, comprised primarily of accounts payable and accrued expenses ($3.6 million), liabilities under derivative financial instruments ($5.8 million), and convertible notes payable to related parties ($0.4 million). The decrease of $4.1 million in current liabilities between such dates was primarily due to the revaluation effect of derivative financial instruments.

The $4.1 million working capital deficiency from December 31, 2012 was eliminated as a result of the revaluation of the liability under derivative financial instruments. At March 31, 2013 the Company had working capital of $0.3 million.

During the three months ended March 31, 2013, the Company raised additional equity capital, net of issuance costs, by the issuance of preferred stock and common stock warrants in the aggregate amount of $2.0 million as noted in the “Recent Financing Activities” section below.

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

The following is a summary of the Company’s cash flows provided by (used in) operating, investing, and financing activities for the three months ended March 31, 2013 and 2012 (in 000’s):

	Three Months Ended March 31,2013	Three Months Ended March 31, 2012
Net cash (used) in operating activities	$(1,742)	$(1,618)
Net cash (used in) investing activities	$(180)	$(32)
Net cash provided by financing activities	$1,971	$300
Net increase/(decrease) in cash	$49	$(1,350)

Operating Activities - Cash used in operations for the three months ended March 31, 2013 amounted to approximately ($1.7) million, consisting primarily of net income of approximately $2.3 million adjusted for non-cash related items of ($3.7) million, including change in value of derivative financial instruments of ($4.0) million and share-based compensation of $0.3 million and payments to increase prepaid expense ($0.2) and reduce our accounts payable and accrued expenses of ($0.2) million.

Investing Activities – Cash used in investing activities of ($0.2) million for the three months ended March 31, 2013, primarily consisted of capitalized software costs associated with platform development.

Financing Activities - Net cash provided by financing activities of $2.0 million for the three months ended March 31, 2013, primarily consisted of net proceeds from the issuance of preferred stock and common stock warrants of $2.0 million.

Recent Financing Activities

In March 2013, the Company consummated a sale for 20 “Units” of the Company.  Each “Unit” purchased consists of (i) 100 shares of Series E-2 Convertible Preferred Stock of the Company, par value $0.0001 per share and (ii) warrants exercisable for approximately 3,570 shares of common stock of the Company, par value $0.0001 per share, at an exercise price of $28.00 per share.  These financing activities were executed in order to raise cash for the purpose of covering general operating costs of the Company. Net proceeds to the Company were approximately $1.97 million.

Going Concern

Our independent auditors have added an emphasis paragraph to their audit opinion issued in connection with the consolidated financial statements of Bonds.com Group, Inc. for the years ended December 31, 2012 and 2011, with respect to the significant doubt that exists regarding our ability to continue as a going concern due to our recurring losses from operations, minimal working capital, and our accumulated deficit. We have a history of operating losses since our inception in 2005, have working capital of approximately $0.3 million, and an accumulated deficit of approximately $49.6 million at March 31, 2013, which together raises doubt about the Company’s ability to continue as a going concern. Our ability to continue as a going concern will be determined by our ability to sustain a successful level of operations and to continue to raise capital from debt, equity and other sources.

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

Income Taxes

We recognize deferred income taxes for the temporary timing differences between U.S. GAAP and tax basis taxable income. Deferred tax assets are reduced by a valuation allowance when, in the opinion of management, it is more likely than not that some portion or all of the deferred tax assets will not be realized. We evaluate and determine on a periodic basis the amount of the valuation allowance required and adjust the valuation allowance as needed. As of March 31, 2013 and 2012, a valuation allowance was established for the full amount of deferred tax assets due to the uncertainty of its realization.

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

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our chief executive officer and chief financial officer, evaluated the effectiveness of our disclosure controls and procedures pursuant to Rule 13a-15 under the Exchange Act as of March 31, 2013. Based on that evaluation, our chief executive officer and chief financial officer have concluded that our disclosure controls are designed at a reasonable assurance level and are effective to provide reasonable assurance that information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in SEC rules and forms, and that such information is accumulated and communicated to our management, including our chief executive officer and chief financial officer, as appropriate, to allow timely decisions regarding required disclosure.

Changes in Internal Control over Financial Reporting

There have been no changes in our internal control over financial reporting in the quarter ending March 31, 2013 that have materially affected or are reasonably likely to materially affect our internal control over financial reporting.

PART II — OTHER INFORMATION

Item 1.	Legal Proceedings.

We are subject to legal proceedings from time to time in the ordinary course of business, none of which are currently material.

Item 1A.	Risk Factors.

As a “smaller reporting company” as defined by Item 10 of Regulation S-K, the Company is not required to provide information required by this Item. Please see our Annual Report on Form 10-K for the fiscal year ended December 31, 2012, as filed with the Securities and Exchange Commission on March 27, 2013, for a detailed discussion of risk factors applicable to us.

Item 6.	Exhibits.

(a) Exhibits required by Item 601 of Regulation S-K.

Exhibit	Description

3.1	Amended and Restated Certificate of Incorporation of Bonds.com Group, Inc. (incorporated by reference to Exhibit 3.1 to the Current Report on Form 8-K, filed by the Company with the Securities and Exchange Commission on April 30, 2013)

10.1	Unit Purchase Agreement dated as of February 28, 2013, by and between the Company and Trimarc Capital Fund, L.P. (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K, filed by the Company with the Securities and Exchange Commission on March 6, 2013).

10.2	Common Stock Purchase Warrant dated as of February 28, 2013, issued by the Company to Trimarc Capital Fund, L.P. (incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K, filed by the Company with the Securities and Exchange Commission on March 6, 2013).

10.3	Amended and Restated Series E Stockholders’ Agreement dated as of February 28, 2013, by and among the Company and the stockholders named as parties therein (incorporated by reference to Exhibit 10.3 to the Current Report on Form 8-K, filed by the Company with the Securities and Exchange Commission on March 6, 2013).

10.4	Amendment No. 1 to Second Amended and Restated Registration Rights Agreement dated as of February 28, 2013, by and among the Company and the other parties thereto (incorporated by reference to Exhibit 10.4 to the Current Report on Form 8-K, filed by the Company with the Securities and Exchange Commission on March 6, 2013).

10.5	Common Stock Purchase Warrant dated as of March 6, 2013, issued by the Company to BR Trust (incorporated by reference to Exhibit 10.5 to the Current Report on Form 8-K, filed by the Company with the Securities and Exchange Commission on March 6, 2013).

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (Rule 13a-14(a)).

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (Rule 13a-14(a))

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (Rule 13a-14(a)).

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (Rule 13a-14(a)).

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated: May 14, 2013	BONDS.COM GROUP, INC.

	By:	/s/ John Ryan
	Name:	John Ryan
	Title:	Chief Financial Officer (Signing in his capacity as duly authorized officer and as Principal Financial Officer of the Registrant)