Form 10-Q
period 2013-06-30
Bonds.com Group, Inc.
filed 2013-08-14
CIK 1179090

U.S. SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2013

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
Yes ☐ No ☒

APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 243,438 shares of common stock, par value $0.0001 per share, outstanding as of August 14, 2013.

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

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements.
BONDS.COM GROUP, INC.
 CONDENSED CONSOLIDATED BALANCE SHEETS

	June 30, 2013 (unaudited)	December 31, 2012
Assets
Current assets
Cash and cash equivalents	$4,949,044	$5,536,229
Prepaid expenses and other assets	321,176	153,287
Total current assets	5,270,220	5,689,516

Property and equipment, net	379,497	475,815
Intangible assets, net	1,869,874	1,722,959
Other assets	105,884	110,047
Total assets	$7,625,475	$7,998,337

Liabilities and Stockholders’ Equity(Deficit)
Current liabilities
Accounts payable and accrued expenses	$3,189,328	$3,582,224
Convertible notes payable, other, net of debt discount	399,587	396,735
Liability under derivative financial instruments	662,571	5,793,857
Total current liabilities	4,251,486	9,772,816
Long-term liabilities
Other	65,219	53,164
Total liabilities	4,316,705	9,825,980
Commitments and contingencies
Stockholders’ Equity(Deficit)
Participating Preferred stock Series A $0.0001 par value; 508,000 authorized; 215 and 215 issued and outstanding, respectively (aggregate liquidation value of $858 and $858, respectively)	—	—
Convertible preferred stock Series C $0.0001 par value;10,000 authorized, 10,000 and 10,000 issued and outstanding, respectively (aggregate liquidation value of $6,500,000 and $6,500,000, respectively)	1	1
Convertible preferred stock Series E $0.0001 par value; 12,000 authorized, 11,831 and 11,831 issued and outstanding, respectively (aggregate liquidation value of $25,147,844 and $24,678,494 respectively)	1	1
Convertible preferred stock Series E-1 $0.0001 par value; 1,400 authorized, 1,334 and 1,334 issued and outstanding, respectively (aggregate liquidation value of $2,835,536 and $2,782,614 respectively)	—	—
Convertible preferred stock Series E-2 $0.0001 par value; 20,000 authorized, 19,000 and 17,000 issued and outstanding, respectively (aggregate liquidation value of $39,912,066 and $35,184,175, respectively)	2	2
Common stock $0.0001 par value; 1,500,000,000 authorized; 262,395 and 262,395 issued; and 243,438 and 243,438 outstanding, respectively	26	26
Additional paid-in capital	53,550,641	50,038,321
Accumulated deficit	(50,236,901)	(51,860,994)
Treasury stock, at cost 18,957 and 18,957 shares, respectively	(5,000)	(5,000)
Total stockholders’ equity(deficit)	3,308,770	(1,827,643)
Total liabilities and stockholders’ equity(deficit)	$7,625,475	$7,998,337

See the accompanying notes to the condensed consolidated financial statements.

BONDS.COM GROUP, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

	Three Months Ended June 30,		Six Months Ended June 30,
	2013 (unaudited)	2012 (unaudited)	2013 (unaudited)	2012 (unaudited)

Revenue	$2,346,950	$1,888,577	$4,374,677	$3,955,544

Operating expenses
Payroll and related costs	2,036,795	2,357,150	4,290,181	3,475,198
Technology and communications	733,602	701,693	1,457,754	1,438,560
Rent and occupancy	59,194	100,558	120,387	178,234
Professional and consulting fees	312,237	1,197,890	554,264	1,863,911
Marketing and advertising	-	8,639	1,007	70,860
Other operating expenses	428,920	270,704	692,375	539,687
Clearing and executing cost	221,830	227,399	416,529	469,221
Total operating expenses	3,792,578	4,864,033	7,532,497	8,035,671
Loss from operations	(1,445,628)	(2,975,456)	(3,157,820)	(4,080,127)

Other income (expense)
Interest income (expense), net	(8,680)	8,508	(17,944)	(46,690)
Gain on settled derivatives	—	—	—	—
Loss on retirement of fixed assets	—	(18,427)	—	(18,427)
Gain on extinguishment of debt	—	237,857	—	237,857
Change in fair value of derivative financial instruments	774,286	(142,285)	4,799,857	(67,714)
Other income, net	14	78,245	—	82,787
Total other income (expense)	765,620	163,898	4,781,913	187,813
Income (loss) before income tax benefit	(680,008)	(2,811,558)	1,624,093	(3,892,314)
Income tax (expense) benefit	—	—	—	—
Net income (loss)	(680,008)	(2,811,558)	1,624,093	(3,892,314)
Preferred stock dividend	(507,881)	(487,577)	(984,317)	(938,755)
Net income (loss) applicable to common stockholders	$(1,187,889)	$(3,299,135)	$639,776	$(4,831,069)
Net income (loss) per common share - basic and diluted	$(4.88)	$(12.65)	$2.63	$(18.52)
Weighted average number of shares of common stock outstanding	243,438	260,885	243,438	260,885

See the accompanying notes to the condensed consolidated financial statements.

BONDS.COM GROUP, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY (DEFICIT)

								Total
	Preferred Stock		Common Stock		Paid-In	Accumulated	Treasury Stock	Stockholders’Equity
	Shares	Amount	Shares	Amount	Capital	(Deficit)	Amount	(Deficit)
Balances, December 31, 2012	40,380	$4	262,395	$26	$50,038,321	$(51,860,994)	$(5,000)	$(1,827,643)

Sale of shares of Series E-2 Convertible Preferred Stock pursuant to a unit sale on February 28, 2013, net of offering cost of $30,620	2,000	—	—	—	1,969,380	—	—	1,969,380

Fair value of common stock warrants issued in conjunction with settlement agreement	—	—	—	—	154,927	—	—	154,927

Fair value of common stock warrants issued in conjunction with sale of units on February 28, 2013	—	—	—	—	(282,857)	—	—	(282,857)

Issuance of stock options in settlement of liability for directors fees	—	—	—	—	455,994	—	—	455,994

Reclassification of warrants from derivative liability to equity when down-round protection expired	—	—	—	—	614,286	—	—	614,286

Stock-based compensation expense	—	—	—	—	600,590	—	—	600,590

Net income	—	—	—	—	—	1,624,093	—	1,624,093

Balances at June 30, 2013 (unaudited)	42,380	$4	262,395	$26	$53,550,641	$(50,236,901)	$(5,000)	$3,308,770

See the accompanying notes to the condensed consolidated financial statements.

 BONDS.COM GROUP, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Six Months Ended June 30,
	2013 (unaudited)	2012 (unaudited)
Cash Flows From Operating Activities
Net income (loss)	$1,624,093	$(3,892,314)
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Depreciation	127,023	55,280
Amortization	21,209	3,418
Share-based compensation	600,590	1,295,357
Interest income – write off of accrued interest	—	(27,350)
Change in fair value of derivative financial instruments	(4,799,857)	67,714
Amortization of debt discount	2,852	2,845
Consulting services for warrants	—	73,809
Gain on extinguishment of debt	—	(237,857)
Gain on settlement of common stock due to note holders	—	(107,032)
Finance cost	—	18,261
Loss on retirement of fixed assets	—	18,427
Changes in operating assets and liabilities:
Prepaid expenses and other assets	(167,888)	(134,036)
Security deposit	—	(83,308)
Other assets	4,163	—
Accounts payable and accrued expenses	218,024	(1,033,532)
Other liabilities	20,824	—
Deferred rent	(8,769)	36,380

Net cash used in operating activities	(2,357,736)	(3,943,938)

Cash Flows From Investing Activities
Purchase of property and equipment	(30,705)	(427,304)
Capitalization of software costs	(168,124)	(175,757)

Net cash used in investing activities	(198,829)	(603,061)

Cash Flows From Financing Activities
Proceeds received from issuance of preferred stock, net	1,969,380	6,966,707
Repayments of convertible notes payable, other	—	(1,740,636)
Repayments of notes payable, other	—	(100,000)

Net cash provided by financing activities	1,969,380	5,126,071

Net (decrease) increase in cash and cash equivalents	(587,185)	579,072
Cash and cash equivalents, beginning of period	5,536,229	8,309,192

Cash and cash equivalents, end of period	$4,949,044	$8,888,264

Supplemental Disclosure of Cash Flow Information
Warrants issued in connection with unit sales	$282,857	$2,517,000
Warrants issued in connection with settlement agreement	$154,927	$—
Accrual of preferred stock dividend (undeclared)	$984,317	$938,755
Cash paid for interest	$—	$409,364
Issuance of options in settlement of liability for directors fees	$455,994	$278,000

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

Basis of Presentation

In the opinion of management of the Company, the accompanying unaudited condensed consolidated interim financial statements reflect all adjustments (which include only normal recurring adjustments) necessary to present fairly, in all material respects, the consolidated financial position of the Company as of June 30, 2013 and the results of its operations and cash flows for the three and six months ended June 30, 2013 and 2012. The December 31, 2012 condensed consolidated balance sheet was derived from audited financial statements. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted.  These condensed consolidated financial statements should be read in conjunction with the financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 2012.  The results of operations for such interim periods are not necessarily indicative of the operating results for the full fiscal year.

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

 BONDS.COM GROUP, INC.
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

Costs incurred during the preliminary project along with post-implementation stages of internal use computer software development and costs incurred to maintain existing product offerings are expensed as incurred. The capitalization and ongoing assessment of recoverability of development costs require considerable judgment by management with respect to certain external factors, including, but not limited to, technological and economic feasibility and estimated economic life. At June 30, 2013, the Company had $956,250 in capitalized software development of which $1,860 and $ 168,124 was capitalized during the three and six months ended June 30, 2013, respectively. Capitalized software will be placed in service in stages beginning in 2014 and the Company will begin amortizing over the software's estimated economic life.  For the three and six months ended June 30, 2013, amortization expense for capitalized software development was $8,667 and $12,918, respectively.

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

Income Taxes

Current income taxes are based on the year’s taxable income for federal and state income tax reporting purposes. Deferred income taxes are provided on a liability basis whereby deferred tax assets are recognized for deductible temporary differences and operating loss carry forwards and deferred tax liabilities are recognized for taxable temporary differences. Temporary differences are the differences between the reported amounts of assets and liabilities and their tax bases. Deferred tax assets are reduced by a valuation allowance when, in the opinion of management, it is more likely than not that some portion or all of the deferred tax assets will not be realized. Deferred tax assets and liabilities are adjusted for the effects of changes in tax law and rates on the date of enactment. The Company records a liability for uncertain tax positions when it is probable that a loss has been incurred and the amount can be reasonably estimated. The Company’s policy is to recognize interest and penalties related to income tax matters as a component of income tax expense. The Company’s 2010, 2011, and 2012 tax years remain subject to examination by taxing authorities. The Company has determined that it does not have any significant uncertain tax positions at June 30, 2013.
.
Reclassification

Prior period numbers have been regrouped or reclassified to conform to the current period presentation.

Recent Issued Accounting Pronouncements

Management does not believe that any recently issued, but not yet effective accounting pronouncements, if adopted, would have a significant effect on the accompanying financial statements.

Note 3 - Going Concern

Since its inception, the Company has a history of operating losses, and has an accumulated deficit of approximately $50.2 million and working capital of approximately $1.0 million at June 30, 2013 and used approximately $2.4 million of cash in operations for the six months ended June 30, 2013, which together raises substantial doubt about the Company’s ability to continue as a going concern.

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

BONDS.COM GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

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

Derivative Financial Instruments

The Company’s derivative financial instruments consist of conversion options embedded in convertible promissory notes and warrants issued in connection with the sale of preferred stock that contain “down round” protection to the holders. These derivatives are valued with pricing models using inputs that are generally observable. The Company considers these models to involve significant judgment on the part of management.  The fair value of the Company’s derivative financial instruments are considered to be in Level 3 of the fair value hierarchy. The Company estimates the fair value of derivatives utilizing the Binomial Lattice pricing model. This model is dependent upon several variables such as the expected instruments term, expected strike price, expected risk-free interest rate over the expected instrument term, the expected dividend yield rate over the expected instrument term and the expected volatility of the Company’s stock price over the expected term. The expected term represents the period of time that the instruments granted are expected to be outstanding. The expected strike price is based upon a weighted average probability analysis of the strike price changes expected during the term as a result of the down round protection.  The risk-free rates are based on U.S. Treasury securities with similar maturities as the expected terms of the options at the date of issuance. Expected dividend yield is based on historical trends.  The Company measures volatility using a blended weighted average of the volatility rates for a number of similar publicly-traded companies along with the Company’s historical volatility.

Since the over-the-counter market has not been active and private sales of the Company’s shares sold may differ significantly from the then current trading price, the Company bases the fair market value of its common stock on a valuation. Based on the Company’s valuation, the fair market value of the Company’s common stock was reduced to $6.40 ($0.016 prior to the reverse stock split) during the period from $10.80 ($0.03 prior to the reverse stock split) at December 31, 2012. This change in fair market value of the Company’s common stock is a significant factor in the change in the valuation of the Company’s derivative liability at June 30, 2013 in the accompanying condensed consolidated statements of operations.

 BONDS.COM GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Level 3 Assets and Liabilities

Level 3 liabilities include instruments whose value is determined using pricing models and for which the determination of fair value requires significant management judgment or estimation.

Fair values of assets measured on a recurring basis at June 30, 2013 and December 31, 2012 are as follows:

		Quoted Prices in Active Markets for Identical Assets / Liabilities	Significant Other Observable Inputs	Significant Unobservable Inputs
	Fair Value	(Level 1)	(Level 2)	(Level 3)
June 30, 2013

Liabilities
Derivative financial instruments	$662,571	$—	$—	$662,571
Total liabilities measured at fair value on a recurring basis	$662,571	$—	$—	$662,571

December 31, 2012

Liabilities
Derivative financial instruments	$5,793,857	$—	—	$5,793,857
Total liabilities measured at fair value on a recurring basis	$5,793,857	$—	$—	$5,793,857

Both observable and unobservable inputs may be used to determine the fair value of positions that the Company has classified within the Level 3 category. As a result, the unrealized gains for liabilities within the Level 3 category presented in the tables below may include changes in fair value that were attributable to both observable and unobservable inputs. The following table presents additional information about Level 3 liabilities measured at fair value on a recurring basis for the period ended June 30, 2013:

Fair Value of Derivative Liabilities
Balance – December 31, 2012	$5,793,857
Changes in fair value included in operations	(4,799,857)
Expiration of down-round provision	(614,286)
Issuances	282,857
Balance – June 30, 2013	$662,571

As the date of the expiration of the down-round protection approaches, the fair value of the derivative liability, absent significant changes in factors other than time which may affect the estimate of fair value, generally decreases.  The change in value of derivative financial instruments included in the June 30, 2013 and 2012 statements of operation are related to Level 3 obligations held.

 BONDS.COM GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Quantitative Information About Level 3 Fair Value Measurements

	Fair Value at 6/30/13	Valuation Technique	Unobservable Inputs	Range	(Weighted Average)

Derivative liability	$662,571	Binomial lattice pricing model	Market price	$6.40	$6.40
			Exercise price	$24.00 - $28.00	$25.96
			Expected term/life (years)	3.57 – 4.67	4.09
			Dividend yield	0.00%	0.00%
			Expected volatility	90.33% - 102.63%	93.10%
			Risk-free rate for expected life	1.04% - 1.41%	1.12%

The weighted-average fair value of warrants outstanding for the six months ended June 30, 2013 was $4.52.

Note 5 – Accounts Payable and Accrued Expenses

The following is a summary of accounts payable and accrued expenses at June 30, 2013 and December 31, 2012:

	June 30, 2013	December 31, 2012
Accounts payable	$395,588	$149,059
Payroll and related payable	1,062,780	874,423
Severance payable	688,268	1,039,991
Directors fees payable	178,541	369,500
Convertible note interest payable	169,110	149,000
Preferred dividends payable	127,650	127,650
Liability for settlement to shareholders	—	225,000
Other accrued expense	567,391	647,601
Accounts Payable and Accrued Expenses	$3,189,328	$3,582,224

Director fee expense of $265,657 for the six months ended June 30, 2013 includes $87,116 of expense pertaining to 2012 director fees.

Note 6 - Commitments and Contingencies

Operating Leases

The Company leases office facilities (in New York, N.Y.) through August 2014, as well as equipment and data feeds under long-term operating lease agreements with various expiration dates and renewal options. These data feeds and associated equipment provide information from financial markets that are essential to the Company’s business operations. The following is a schedule of future minimum rental payments required under operating leases as of June 30, 2013:

Year Ending December 31,
2013	$478,785
2014	310,837
2015	21,676
Total minimum payments required	$811,298

Rent expense for office facilities for the three months ended June 30, 2013 and 2012 was $59,194 and $100,558, respectively, and for the six months ended June 30, 2013 and 2012 was $120,387 and $178,234, respectively.

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

Note 7 - Credit Risk

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

Note 8 - Stockholders' Equity

Description of Authorized Capital

Preferred Stock activity for the six months ended June 30, 2013 is as follows:

	Series A	Series C	Series E	Series E-1	Series E-2
Balance at December 31, 2012	215	10,000	11,831	1,334	17,000
Issued	—	—	—	—	2,000
Balance at June 30, 2013	215	10,000	11,831	1,334	19,000

Issuances

On February 28, 2013, the Company sold an aggregate of 20 units for a total purchase price of $2,000,000, with each unit comprised of (a) warrants exercisable for 3,571 shares of common stock of the Company, par value $0.0001 per share, and (b) 100 shares of Series E-2 Convertible Preferred Stock of the Company, par value $0.0001 per share.   The Company allocated $282,857 and $1,686,523 of its proceeds to the warrants and Series E-2 Preferred, respectively, using the residual method.  Such warrants contain down-round protection provisions for the holders and are therefore considered a derivative liability.  Such warrants have been valued using a Binomial Lattice Model.  The value of each warrant was estimated to be $3.96 per warrant utilizing the following assumptions, expected volatility of 108.35%, risk-free interest rate of 0.77%, expected term of 5 years, weighted average probability strike price of $28.00 and a market price of $6.40 ($0.016 prior to the reverse stock split).  The Company analyzed the effective conversion feature of the Series E-2 Preferred and determined that there was no beneficial conversion features upon the issuance.

Common Stock Purchase Warrants

Warrant activity for the six months ended June 30, 2013 is as follows:

	Numbers of Warrants	Weighted-Average Exercise Price
Outstanding at December 31, 2012	1,131,393	$32.00
Issued	123,771	28.00
Cancelled or expired	(44,926)	(28.00)
Exercised	—	—
Outstanding at June 30, 2013	1,210,238	$28.00

Weighted average grant date fair value of warrants granted during the period ended June 30, 2013		$5.24

 BONDS.COM GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Note 9 - Loss Per Share

Basic loss per share is computed by dividing loss available to common stockholders by the weighted-average number of common shares outstanding for the period.  Diluted loss per share considers the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock that shared in the earnings of the entity.  No diluted loss per share has been computed since the effect of any potentially dilutive securities would be antidilutive.  Potentially dilutive securities excluded from the calculation of weighted average common shares outstanding at June 30, 2013 and 2012, include i) 1,254,866 and 1,195,376, respectively of both common stock and Series A Preferred Warrants; ii) 679,621 and 318,700, respectively of common stock underlying stock options; iii) 20,238 and 18,849, respectively, issuable under convertible note payable and iv) 1,360,033 and 1,200,522, respectively, of shares issuable under preferred stock.  All of these potentially dilutive securities have the ability to be converted to our common stock.

Note 10 - Net Capital and Reserve Requirements

Bonds.com, Inc. is subject to SEC Uniform Net Capital Rule 15c3-1.  Bonds.com, Inc. computes its net capital under the basic method permitted by the rule, which requires that the minimum net capital be equal to the greater of $100,000 or 6-2/3% of aggregate indebtedness.

The Company is exempt from the SEC Rule 15c3-3 pursuant to the exemption provision under subparagraph (k)(2)(ii) thereof and, therefore, is not required to maintain a "Special Reserve Bank Account for Exclusive Benefit of Customers".

Net capital positions of Bonds.com, Inc. were as follows at June 30, 2013:

June 30, 2013
Ratio of aggregate indebtedness to net capital	0.31 to 1
Net capital	$3,745,336
Required net capital	$100,000

Bonds.com, Inc. was examined by FINRA for the period September 2008 through June 2010.  In June 2011, FINRA issued its Examination Report that identified some exceptions.  Two of these exceptions were referred to FINRA Enforcement for further review.  They are: i) violations emanating from the expense-sharing agreement that the Company had with Bonds.com, Inc. at the time, and related net capital issues;  and, ii) objections to a revenue-sharing agreement with another broker-dealer that raises mark-up issues.  As of the date of this report, Bonds.com Inc. is continuing to respond to requests from FINRA Enforcement.  The outcome of this matter is currently unknown and, therefore, there has been no accrual for any related liability pertaining to this matter as of June 30, 2013.

Bonds.com, Inc. was examined by FINRA for the period July 2011 to January 2012.  In December 2012, FINRA issued its Examination Report that identified some exceptions.  Three of the exceptions were referred to FINRA Enforcement for further review.  They are: i) violations emanating from the expense-sharing agreement that the Company had with Bonds.com, Inc. at the time, ii) net capital issues; and, iii) non-compliance with transaction agreements between member and non-member organizations.  As of the date of this report, Bonds.com, Inc. is continuing to respond to requests from FINRA Enforcement.  The outcome of this matter is currently unknown and, therefore, there has been no accrual for any related liability pertaining to this matter as of June 30, 2013.

Note 11 - Share-Based Compensation

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

The exercise price of both incentive and non-statutory options may not be less than 100% of the fair market value of the common stock on date of grant; provided, however, that the exercise price of an incentive stock option granted to a holder of at least ten percent (10%) of total issued and outstanding common stock shall not be less than 110% of the fair market value of the shares of common stock.  As of June 30, 2013, the Company had 17,804 shares of Common Stock available for the future grant of options under the 2011 Equity Plan, and 11,951 shares of Common Stock available for the future grant of options under the 2006 Plan.

BONDS.COM GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

On June 20, 2013, the Company's Board of Directors determined that the previously issued employee stock options no longer served their original purpose of providing incentives to employees because the exercise prices for such options were well in excess of the current fair market value of the Common Stock.  To address this concern, the Company adopted an omnibus amendment on June 20, 2013 to amend the terms of all outstanding non-qualified employee stock options issued to existing employees under the Company's 2011 Equity Plan (the "Omnibus Amendment"), including non-qualified stock options issued to Thomas Thees (the Company's Chief Executive Officer), George O'Krepkie (the Company's President), and John Ryan (the Company's Chief Financial Officer and Chief Administrative Officer). Additionally, the Company and Mr. O'Krepkie entered into the Amendment No.1 to Non-Qualified Stock Option Agreements (the "O'Krepkie Amendment"), dated as of June 20, 2013, pursuant to which the parties amended the terms of the non-qualified stock options issued to Mr. O'Krepkie on February 2, 2011.

Under the Omnibus Amendment and the O'Krepkie Amendment, the exercise price of the options subject to such amendments has been reduced to $8.35 per share, which was the most recent closing price as of the date of grant as reported on the OTCQB Marketplace. The number of shares, the terms of vesting, and the expiration date for each of the non-qualified stock options remain unchanged by such amendments.

As a result of the re-pricing of the stock options, additional compensation expense of approximately $627,000 will be charged to operations over the remaining life of the stock options. During the quarter ended June 30, 2013, approximately $111,000 of additional compensation expense was charged as a result of the re-pricing.

Stock option activity related to options granted to employees and non-employees under the Plans and related information for the six months ended June 30, 2013 is provided below:

	Shares	Weighted-Average Exercise Price	Weighted-Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value
Outstanding at December 31, 2012	436,596	$36.00	6.00	—
Granted	96,734	8.35	—	—
Forfeited	(30,250)	(28.00)	—	—
Exercised	—	—	—	—

Outstanding at June 30, 2013	503,080	$32.00	5.88	—

Vested or expected to vest	503,080	$32.00	5.88	—

Options exercisable at June 30, 2013	354,549	$18.00	5.89	—

Stock option activity related to options granted outside the Plans to both employees and non-employees and related information for the six months ended June 30, 2013 is provided below:

	Shares	Weighted-Average Exercise Price	Weighted-Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value
Outstanding at December 31, 2012	147,414	$52.00	5.39	—
Granted	—	—	—	—
Forfeited	(625)	—	—	—
Exercised	—	—	—	—

Outstanding at June 30, 2013	146,789	$52.00	4.89	—

Vested or expected to vest	146,789	$52.00	4.89	—

Options exercisable at June 30, 2013	139,049	$32.00	4.91	—

The Company granted an aggregate of 147,414 options outside the Plans of which 23,125 were granted to non-employees.

BONDS.COM GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

The weighted-average grant date fair value of options granted to employees during the six months ended June 30, 2013 and 2012 was $7.65 and $12.00, respectively. The fair value of each option award was estimated on the date of grant using the Black-Scholes option pricing model using the following weighted-average assumptions:

June 30,
	2013	2012
Dividend yield	—	—
Expected volatility	107.63% - 111.30%	195.59% - 205.34%
Risk-free interest rate	0.25% - 1.31%	0.27% - 0.79%
Expected life (in years)	4 - 5	2 - 5
Fair value of common stock	$7.60 - $8.00	—

The weighted-average expected life for the options granted reflects the alternative simplified method permitted by authoritative guidance, which defines the expected life as the average of the contractual term of the options and the weighted-average vesting period for all option tranches.

As of June 30, 2013, there was approximately $2,582,388 of unrecognized compensation cost related to options issued.  This amount is expected to be recognized over a weighted-average 2.05 years.

There were no options exercised during the six months ended June 30, 2013.

Non-cash compensation expense relating to stock options was calculated by using the Black-Scholes option pricing model, amortizing the value calculated over the vesting period and applying a zero forfeiture percentage as estimated by the Company's management, using historical information.  The Company has elected to recognize compensation cost for option awards that have graded vesting schedules on a straight-line basis over the requisite service period for the entire award.  For the three months ended June 30, 2013 and 2012, the non-cash compensation expense relating to option grants amount to $312,499 and $918,792, respectively and for the six months ended June 30, 2013 and 2012, at $600,590 and $1,017,357, respectively.  The compensation expense is included in payroll and related costs in the consolidated statements of operations.

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

The Company has been executing its current business plan for over three years.  We believe that the acceptance of our business model has been very strong and we continue to be encouraged by our growth and path towards profitability. We are focused on the demands of the marketplace as a result of the changing economic, regulatory and technological climate with a view to providing a trading platform that meets these demands.  Our goal is to provide our institutional customers a state of the art technology platform, easily accessible and customizable to their technology infrastructure and that allows them efficient access to our large pool of liquidity.

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

Financial Results of Operations

Earnings Overview

As the Company continues on its growth path and implements its business plan we continue to incur operating losses.  For the three months ended June 30, 2013, we incurred a loss from operations of $1.4 million, which was $1.5 million less than the loss from operations of $3.0 million incurred for the three months ended June 30, 2012.  The change was due primarily to increased revenue along with a decline in professional and consulting fees.  Additionally, the Company recorded an unrealized gain in value of its derivative financial instruments of $0.8 million as a result of the revaluation of the liability under derivative financial instruments, which resulted in overall net loss of $0.7 million for the three months ended June 30, 2013, compared to overall net loss of $2.8 million for the three months ended June 30, 2012.

For the six months ended June 30, 2013, we incurred a loss from operations of $3.2 million, which was $0.9 million less than the loss from operations of $4.1 million incurred for the six months ended June 30, 2012.  The change was due primarily to increased revenue offset by increased operating expenses, primarily increases in payroll and related costs offset by a decline in professional and consulting fees.  Additionally, the Company recorded an unrealized gain in value of its derivative financial instruments of $4.8 million as a result of the revaluation of the liability under derivative financial instruments, six months ended June 30, 2012 which resulted in overall net income of $1.6 million for the six months ended June 30, 2013, compared to overall net loss of $3.9 million for the six months ended June 30, 2012.

Revenue

The Company generates all of its revenue through its riskless principal trading activity. Customers who initiate trades on our platform pay a mark-up/mark-down on each trade based on the trade’s size and maturity. All trades, once matched on the platform, settle at our clearing firm and the net proceeds are credited to our account.

Total revenue increased by 24% to approximately $2.3 million from $1.9 million for the three months ended June 30, 2013 compared to the same period in 2012.  Market factors and increased market share led to increased trading volumes and average trade size as compared to the same period in 2012.

Total revenue increased by 11% to approximately $4.4 million from $4.0 million for the six months ended June 30, 2013 compared to the same period in 2012.  Market factors and increased market share led to increased trading volumes and average trade size as compared to the same period in 2012.  We believe revenue per trade will continue to grow as our business matures and relationships with our customers strengthen.

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

Operating expenses decreased 22%, or approximately $1.1 million to $3.8 million from $4.9 million for the three months ended June 30, 2013 compared to the three months ended June 30, 2012.  The decrease was due to fluctuations in expense of, i) $0.3 million decrease in payroll and related costs due mainly to a $0.9 million decline in share-based compensation offset by $0.6 million increase in salary and benefits associated with adding several senior positions and increase in annual performance bonus, and ii) $0.8 million decrease in professional and consulting fees pertaining to a decline in accounting services, audit and legal fees.

Operating expenses decreased 4%, or approximately $0.5 million to $7.5 million from $8.0 million for the six months ended June 30, 2013 compared to the six months ended June 30, 2012.  The decrease was due to fluctuations in expense of, i) $1.3 million decrease in professional and consulting fees pertaining to a decline in accounting services, audit and legal fees; offset by, ii) $0.8 million increase in payroll and related costs due mainly to $1.5 million increase in salary and benefits associated with adding several senior positions and increase in annual performance bonus offset by a $0.7 million decline in share-based compensation.

Other Income and (Loss)

For the three months ended June 30, 2013, the Company's other income amounted to $0.8 million compared to other income of $0.2 million for the three months ended June 30, 2012.  The change is primarily due to the $0.7 million in unrealized change in value of the Company’s derivative financial instruments as a result of the revaluation of the liability under derivative financial instruments.

For the six months ended June 30, 2013, the Company's other income amounted to $4.8 million compared to other income of $0.2 million for the six months ended June 30, 2012.  The change is primarily due to the $4.7 million in unrealized change in value of the Company’s derivative financial instruments as a result of the revaluation of the liability under derivative financial instruments.

Liquidity and Capital Resources

The Company continues to rely on investor capital to fund its growing business.  As of June 30, 2013, the Company had total current assets of approximately $5.3 million, comprised of cash and cash equivalents ($5.0 million) and prepaid expenses and other assets ($0.3 million). This compares with current assets of approximately $5.7 million as of December 31, 2012, comprised of cash and cash equivalents ($5.5 million) and prepaid expenses and other assets ($0.2 million).  The decrease of $0.4 million in current assets between such dates was due to the utilization of cash used in ongoing operations of $1.6 million offset by the $2.0 million increase in cash as noted in the “Recent Financing Activities” section below.

The Company’s current liabilities as of June 30, 2013 totaled approximately $4.3 million, comprised primarily of accounts payable and accrued expenses ($3.2 million), liabilities under derivative financial instruments ($0.7 million), and convertible notes payable to related parties ($0.4 million).  By comparison current liabilities at December 31, 2012 were approximately $9.8 million, comprised primarily of accounts payable and accrued expenses ($3.6 million), liabilities under derivative financial instruments ($5.8 million), and convertible notes payable to related parties ($0.4 million).  The decrease of $5.5 million in current liabilities between such dates was primarily due to the revaluation effect of derivative financial instruments.

The $4.1 million working capital deficiency from December 31, 2012 was reduced as a result of the revaluation of the liability under derivative financial instruments.  At June 30, 2013 the Company had working capital of $1.0 million.

During the six months ended June 30, 2013, the Company raised additional equity capital, net of issuance costs, by the issuance of preferred stock and common stock warrants in the aggregate amount of $2.0 million as noted in the “Recent Financing Activities” section below.

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

The following is a summary of the Company’s cash flows provided by (used in) operating, investing, and financing activities for the six months ended June 30, 2013 and 2012 (in 000’s):

	Six Months Ended June 30, 2013	Six Months Ended June 30, 2012
Net cash (used) in operating activities	$(2,358)	$(3,944)
Net cash (used) in investing activities	$(199)	$(603)
Net cash provided by financing activities	$1,969	$5,126
Net increase/(decrease) in cash	$(588)	$579

Operating Activities - Cash used in operations for the six months ended June 30, 2013 amounted to approximately ($2.4) million, consisting primarily of net income of approximately $1.6 million adjusted for non-cash related items of ($4.1) million, including change in value of derivative financial instruments of ($4.8) million and share-based compensation of $0.6 million and payments to increase prepaid expense ($0.2) and reduce our accounts payable and accrued expenses of $0.2 million.

Investing Activities – Cash used in investing activities of ($0.2) million for the six months ended June 30, 2013, primarily consisted of capitalized software costs associated with platform development.

Financing Activities - Net cash provided by financing activities of $2.0 million for the six months ended June 30, 2013, primarily consisted of net proceeds from the issuance of preferred stock and common stock warrants of $2.0 million.

Recent Financing Activities

In March 2013, the Company consummated a sale for 20 “Units” of the Company.  Each “Unit” purchased consists of (i) 100 shares of Series E-2 Convertible Preferred Stock of the Company, par value $0.0001 per share and (ii) warrants exercisable for approximately 3,570 shares of common stock of the Company, par value $0.0001 per share, at an exercise price of $28.00 per share.  These financing activities were executed in order to raise capital for the purpose of covering general operating costs of the Company.  Net proceeds to the Company were approximately $1.97 million.

Going Concern

Our independent auditors have added an emphasis paragraph to their audit opinion issued in connection with the consolidated financial statements of Bonds.com Group, Inc. for the years ended December 31, 2012 and 2011, with respect to the significant doubt that exists regarding our ability to continue as a going concern due to our recurring losses from operations, minimal working capital, and our accumulated deficit. We have a history of operating losses since our inception in 2005,  have working capital of approximately $1.0 million, and an accumulated deficit of approximately $50.2 million at June 30, 2013, which collectively raises doubt about the Company’s ability to continue as a going concern.  Our ability to continue as a going concern will be determined by our ability to sustain a successful level of operations and to continue to raise capital from debt, equity and other sources.

Critical Accounting Policies and Estimates

The preparation of financial statements and related disclosures in conformity with accounting principles generally accepted in the United States (“U.S. GAAP”) requires estimates and assumptions that affect the reported amounts of assets and liabilities, revenues and expenses and related disclosures of contingent assets and liabilities in the financial statements and accompanying notes. The SEC has defined a company’s critical accounting policies as the ones that are most important to the portrayal of the company’s financial condition and results of operations, and which require the company to make its most difficult and subjective judgments, often as a result of the need to make estimates of matters that are inherently uncertain. We believe that our estimates and assumptions are reasonable under the circumstances; however, actual results may vary from these estimates and assumptions. We have identified in Note 2 - “Summary of Significant Accounting Policies” to the condensed consolidated financial statements contained in this Quarterly Report certain critical accounting policies that affect the more significant judgments and estimates used in the preparation of the financial statements.

Revenue Recognition

Revenues generated from securities transactions and the related commissions are recorded on a trade date basis.

Income Taxes

We recognize deferred income taxes for the temporary timing differences between U.S. GAAP and tax basis taxable income. Deferred tax assets are reduced by a valuation allowance when, in the opinion of management, it is more likely than not that some portion or all of the deferred tax assets will not be realized. We evaluate and determine on a periodic basis the amount of the valuation allowance required and adjust the valuation allowance as needed. As of June 30, 2013 and 2012, a valuation allowance was established for the full amount of deferred tax assets due to the uncertainty of its realization.

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

“Down-Round” Provisions with Rights (Warrants and Conversion Options)

Purchase rights (warrants) associated with certain of our financings include provisions that protect the purchaser from certain declines in the Company’s stock price (or “down-round” provisions). Down-round provisions reduce the exercise price of the warrants (and conversion rate of the convertible promissory note) if the Company either issues equity shares for a price that is lower than the exercise price of those instruments or issues new convertible instruments that have a lower exercise price. Due to such down-round provision, all warrants issued are recognized as liabilities at their respective fair values on each reporting date and are marked-to-market on a monthly basis. Changes in value are recorded on our condensed consolidated statement of operations as a gain or loss on derivative financial instruments and investment securities in other income (expense). The fair values of these securities are estimated using a Binomial Lattice valuation model.

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

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our chief executive officer and chief financial officer, evaluated the effectiveness of our disclosure controls and procedures pursuant to Rule 13a-15 under the Exchange Act as of Jun 30, 2013.  Based on that evaluation, our chief executive officer and chief financial officer have concluded that our disclosure controls are designed at a reasonable assurance level and are effective to provide reasonable assurance that information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in SEC rules and forms, and that such information is accumulated and communicated to our management, including our chief executive officer and chief financial officer, as appropriate, to allow timely decisions regarding required disclosure.

Changes in Internal Control over Financial Reporting

There have been no changes in our internal control over financial reporting in the quarter ending June 30, 2013 that have materially affected or are reasonably likely to materially affect our internal control over financial reporting.

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

Dated: August 14, 2013	BONDS.COM GROUP, INC.

	By:	/s/ John Ryan
	Name:	John Ryan
	Title:	Chief Financial Officer (Signing in his capacity as duly authorized officer and as Principal Financial Officer of the Registrant)