Form 10-Q
period 2013-09-30
Bonds.com Group, Inc.
filed 2013-11-14
CIK 1179090

U.S. SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2013

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
Yes ☐ No ☒

APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 243,438 shares of common stock, par value $0.0001 per share, outstanding as of November 14, 2013.

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

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements.

BONDS.COM GROUP, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

	September 30, 2013 (unaudited)	December 31, 2012
Assets
Current assets
Cash and cash equivalents	$3,536,634	$5,536,229
Prepaid expenses and other assets	228,161	153,287
Total current assets	3,764,795	5,689,516
Property and equipment, net	315,469	475,815
Intangible assets, net	1,870,117	1,722,959
Other assets	105,884	110,047
Total assets	$6,056,265	$7,998,337
Liabilities and Stockholders’ Equity(Deficit)
Current liabilities
Accounts payable and accrued expenses	$3,056,666	$3,582,224
Convertible notes payable, other, net of debt discount	400,000	396,735
Liability under derivative financial instruments	590,025	5,793,857
Total current liabilities	4,046,691	9,772,816
Long-term liabilities
Other	51,449	53,164
Total liabilities	4,098,140	9,825,980
Commitments and contingencies
Stockholders’ Equity(Deficit)
Participating Preferred stock Series A $0.0001 par value; 508,000 authorized; 215 and 215 issued and outstanding, respectively (aggregate liquidation value of $858 and $858, respectively)	—	—
Convertible preferred stock Series C $0.0001 par value;10,000 authorized, 10,000 and 10,000 issued and outstanding, respectively (aggregate liquidation value of $6,500,000 and $6,500,000, respectively)	1	1
Convertible preferred stock Series E $0.0001 par value; 12,000 authorized, 11,831 and 11,831 issued and outstanding, respectively (aggregate liquidation value of $25,386,409 and $24,678,494 respectively)	1	1
Convertible preferred stock Series E-1 $0.0001 par value; 1,400 authorized, 1,334 and 1,334 issued and outstanding, respectively (aggregate liquidation value of $2,862,435 and $2,782,614 respectively)	—	—
Convertible preferred stock Series E-2 $0.0001 par value; 20,000 authorized, 19,000 and 17,000 issued and outstanding, respectively (aggregate liquidation value of $40,295,189 and $35,184,175, respectively)	2	2
Common stock $0.0001 par value; 1,500,000,000 authorized; 262,395 and 262,395 issued; and 243,438 and 243,438 outstanding, respectively	26	26
Additional paid-in capital	53,867,675	50,038,321
Accumulated deficit	(51,904,580)	(51,860,994)
Treasury stock, at cost 18,957 and 18,957 shares, respectively	(5,000)	(5,000)
Total stockholders’ equity(deficit)	1,958,125	(1,827,643)
Total liabilities and stockholders’ equity(deficit)	$6,056,265	$7,998,337

See the accompanying notes to the condensed consolidated financial statements.

BONDS.COM GROUP, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013 (unaudited)	2012 (unaudited)	2013 (unaudited)	2012 (unaudited)

Revenue	$1,638,303	$1,792,694	$6,012,980	$5,748,238

Operating expenses
Payroll and related costs	1,830,902	2,335,587	6,121,083	5,810,785
Technology and communications	698,484	716,770	2,156,239	2,155,330
Rent and occupancy	59,193	66,100	179,580	244,334
Professional and consulting fees	191,210	164,076	745,474	2,027,987
Marketing and advertising	2,400	2,791	3,407	73,651
Other operating expenses	415,943	347,800	1,108,318	887,487
Clearing and executing cost	153,040	189,979	569,567	659,200
Total operating expenses	3,351,172	3,823,103	10,883,668	11,858,774
Loss from operations	(1,712,869)	(2,030,409)	(4,870,688)	(6,110,536)

Other income (expense)
Interest income (expense), net	(10,211)	(8,318)	(28,155)	(55,008)
Gain on settled derivatives	—	—	—	—
Loss on retirement of fixed assets	—	—	—	(18,427)
Gain on extinguishment of debt	—	—	—	237,857
Change in fair value of derivative financial instruments	55,401	110,571	4,855,258	42,857
Other income (expense), net	—	(4,764)	—	78,023
Total other income (expense)	45,190	97,489	4,827,102	285,302
Loss before income tax benefit	(1,667,679)	(1,932,920)	(43,586)	(5,825,234)
Income tax (expense) benefit	—	—	—	—
Net loss	(1,667,679)	(1,932,920)	(43,586)	(5,825,234)
Preferred stock dividend	(513,462)	(473,133)	(1,497,778)	(1,411,888)
Net loss applicable to common stockholders	$(2,181,141)	$(2,406,053)	$(1,541,364)	$(7,237,122)
Net loss per common share – basic and diluted	$(8.96)	$(9.22)	$(6.33)	$(27.74)
Weighted average number of shares of common stock outstanding	243,438	260,885	243,438	260,885

See the accompanying notes to the condensed consolidated financial statements.

BONDS.COM GROUP, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY (DEFICIT)

(UNAUDITED)

	Preferred Stock		Common Stock		Paid-In	Accumulated	Treasury Stock	Total Stockholders’
	Shares	Amount	Shares	Amount	Capital	(Deficit)	Amount	Equity (Deficit)
Balances, December 31, 2012	40,380	$4	262,395	$26	$50,038,321	$(51,860,994)	$(5,000)	$(1,827,643)

Sale of shares of Series E-2 Convertible Preferred Stock pursuant to a unit sale on February 28, 2013, net of offering cost of $30,620	2,000	—	—	—	1,969,380	—	—	1,969,380

Fair value of common stock warrants issued in conjunction with settlement agreement	—	—	—	—	154,927	—	—	154,927

Fair value of common stock warrants issued in conjunction with sale of units on February 28, 2013	—	—	—	—	(282,857)	—	—	(282,857)

Issuance of stock options in settlement of liability for directors fees	—	—	—	—	455,994	—	—	455,994

Reclassification of warrants from derivative liability to equity when down-round protection expired	—	—	—	—	631,431	—	—	631,431

Stock-based compensation expense	—	—	—	—	900,479	—	—	900,479

Net loss	—	—	—	—	—	(43,586)	—	(43,586)

Balances at September 30, 2013 (unaudited)	42,380	$4	262,395	$26	$53,867,675	$(51,904,580)	$(5,000)	$1,958,125

See the accompanying notes to the condensed consolidated financial statements.

BONDS.COM GROUP, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Nine Months Ended September 30,
	2013 (unaudited)	2012 (unaudited)
Cash Flows From Operating Activities
Net loss	$(43,586)	$(5,825,234)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	191,051	115,521
Amortization	30,966	5,175
Share-based compensation	900,479	1,300,772
Change in fair value of derivative financial instruments	(4,855,258)	(42,857)
Amortization of debt discount	3,265	4,271
Consulting services for warrants	—	73,809
Gain on extinguishment of debt	—	(237,857)
Gain on settlement of common stock due to note holders	—	(88,771)
Loss on retirement of fixed assets	—	18,426
Changes in operating assets and liabilities:
Prepaid expenses and other assets	(74,874)	(103,620)
Security deposit	—	(83,308)
Other assets	4,163	10,267
Accounts payable and accrued expenses	85,363	(444,872)
Other liabilities	16,920	—
Deferred rent	(18,635)	37,031
Net cash used in operating activities	(3,760,146)	(5,261,247)
Cash Flows From Investing Activities
Purchase of property and equipment	(30,705)	(491,509)
Capitalization of software costs	(178,124)	(445,475)
Net cash used in investing activities	(208,829)	(936,984)
Cash Flows From Financing Activities
Proceeds received from issuance of preferred stock, net	1,969,380	6,966,707
Repayments of convertible notes payable, other	—	(1,740,636)
Repayments of notes payable, other	—	(100,000)
Net cash provided by financing activities	1,969,380	5,126,071
Net decrease in cash and cash equivalents	(1,999,595)	(1,072,160)
Cash and cash equivalents, beginning of period	5,536,229	8,309,192
Cash and cash equivalents, end of period	$3,536,634	$7,237,032
Supplemental Disclosure of Cash Flow Information
Warrants issued in connection with unit sales	$282,857	$2,517,000
Warrants issued in connection with settlement agreement	$154,927	$3,357,714
Accrual of preferred stock dividend (undeclared)	$1,497,778	$1,411,888
Cash paid for interest	$—	$409,364
Issuance of options in settlement of liability for directors fees	$455,994	$278,000

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

Basis of Presentation

In the opinion of management of the Company, the accompanying unaudited condensed consolidated interim financial statements reflect all adjustments (which include only normal recurring adjustments) necessary to present fairly, in all material respects, the consolidated financial position of the Company as of September 30, 2013 and the results of its operations and cash flows for the three and nine months ended September 30, 2013 and 2012. The December 31, 2012 condensed consolidated balance sheet was derived from audited financial statements. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. These condensed consolidated financial statements should be read in conjunction with the financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 2012. The results of operations for such interim periods are not necessarily indicative of the operating results for the full fiscal year.

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

Costs incurred during the preliminary project along with post-implementation stages of internal use computer software development and costs incurred to maintain existing product offerings are expensed as incurred. The capitalization and ongoing assessment of recoverability of development costs require considerable judgment by management with respect to certain external factors, including, but not limited to, technological and economic feasibility and estimated economic life. At September 30, 2013, the Company had $966,250 in capitalized software development of which $10,000 and $178,124 was capitalized during the three and nine months ended September 30, 2013, respectively. Capitalized software will be placed in service in stages beginning in 2014 and the Company will begin amortizing over the software's estimated economic life. For the three and nine months ended September 30, 2013, amortization expense for capitalized software development was $7,015 and $19,933, respectively.

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

Income Taxes

Current income taxes are based on the year’s taxable income for federal and state income tax reporting purposes. Deferred income taxes are provided on a liability basis whereby deferred tax assets are recognized for deductible temporary differences and operating loss carry forwards and deferred tax liabilities are recognized for taxable temporary differences. Temporary differences are the differences between the reported amounts of assets and liabilities and their tax bases. Deferred tax assets are reduced by a valuation allowance when, in the opinion of management, it is more likely than not that some portion or all of the deferred tax assets will not be realized. Deferred tax assets and liabilities are adjusted for the effects of changes in tax law and rates on the date of enactment. The Company records a liability for uncertain tax positions when it is probable that a loss has been incurred and the amount can be reasonably estimated. The Company’s policy is to recognize interest and penalties related to income tax matters as a component of income tax expense. The Company’s 2010, 2011, and 2012 tax years remain subject to examination by taxing authorities. The Company has determined that it does not have any significant uncertain tax positions at September 30, 2013.

.

Reclassification

Prior period numbers have been regrouped or reclassified to conform to the current period presentation.

Recent Issued Accounting Pronouncements

Management does not believe that any recently issued, but not yet effective accounting pronouncements, if adopted, would have a significant effect on the accompanying financial statements.

Note 3 - Going Concern

Since its inception, the Company has a history of operating losses, and has an accumulated deficit of approximately $51.9 million and working capital deficiency of approximately $0.3 million at September 30, 2013 and used approximately $3.8 million of cash in operations for the nine months ended September 30, 2013, which together raises substantial doubt about the Company’s ability to continue as a going concern.

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

BONDS.COM GROUP, INC

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

Derivative Financial Instruments

The Company’s derivative financial instruments consist of conversion options embedded in convertible promissory notes and warrants issued in connection with the sale of preferred stock that contain “down-round” protection to the holders. These derivatives are valued with pricing models using inputs that are generally observable. The Company considers these models to involve significant judgment on the part of management.  The fair value of the Company’s derivative financial instruments are considered to be in Level 3 of the fair value hierarchy. The Company estimates the fair value of derivatives utilizing the Binomial Lattice pricing model. This model is dependent upon several variables such as the expected instruments term, expected strike price, expected risk-free interest rate over the expected instrument term, the expected dividend yield rate over the expected instrument term and the expected volatility of the Company’s stock price over the expected term. The expected term represents the period of time that the instruments granted are expected to be outstanding. The expected strike price is based upon a weighted average probability analysis of the strike price changes expected during the term as a result of the down round protection.  The risk-free rates are based on U.S. Treasury securities with similar maturities as the expected terms of the options at the date of issuance. Expected dividend yield is based on historical trends.  The Company measures volatility using a blended weighted average of the volatility rates for a number of similar publicly-traded companies along with the Company’s historical volatility.

Since the over-the-counter market has not been active and private sales of the Company’s shares sold may differ significantly from the then current trading price, the Company bases the fair market value of its common stock on a valuation. Based on the Company’s valuation, the fair market value of the Company’s common stock was reduced to $6.40 ($0.016 prior to the reverse stock split) in June 2013 from $10.80 ($0.03 prior to the reverse stock split) at December 31, 2012. This change in fair market value of the Company’s common stock is a significant factor in the change in the valuation of the Company’s derivative liability at September 30, 2013 in the accompanying condensed consolidated statements of operations. The remaining liability will be extinguished during Q4 2013.

BONDS.COM GROUP, INC

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Level 3 Assets and Liabilities

Level 3 liabilities include instruments whose value is determined using pricing models and for which the determination of fair value requires significant management judgment or estimation.

Fair values of assets measured on a recurring basis at September 30, 2013 and December 31, 2012 are as follows:

		Quoted Prices in Active Markets for Identical Assets / Liabilities	Significant Other Observable Inputs	Significant Unobservable Inputs
	Fair Value	(Level 1)	(Level 2)	(Level 3)
September 30, 2013

Liabilities
Derivative financial instruments	$590,025	$—	$—	$590,025
Total liabilities measured at fair value on a recurring basis	$590,025	$—	$—	$590,025

December 31, 2012

Liabilities
Derivative financial instruments	$5,793,857	$—	—	$5,793,857
Total liabilities measured at fair value on a recurring basis	$5,793,857	$—	$—	$5,793,857

Both observable and unobservable inputs may be used to determine the fair value of positions that the Company has classified within the Level 3 category. As a result, the unrealized gains for liabilities within the Level 3 category presented in the tables below may include changes in fair value that were attributable to both observable and unobservable inputs. The following table presents additional information about Level 3 liabilities measured at fair value on a recurring basis for the period ended September 30, 2013:

Fair Value of Derivative Liabilities
Balance – December 31, 2012	$5,793,857
Changes in fair value included in operations	(4,855,258)
Expiration of down-round provision	(631,431)
Issuances	282,857
Balance – September 30, 2013	$590,025

As the date of the expiration of the down-round protection approaches, the fair value of the derivative liability, absent significant changes in factors other than time which may affect the estimate of fair value, generally decreases. The change in value of derivative financial instruments included in the September 30, 2013 and 2012 statements of operation are related to Level 3 obligations held.

 BONDS.COM GROUP, INC
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Quantitative Information About Level 3 Fair Value Measurements

	Fair Value at September 30, 2013	Valuation Technique	Unobservable Inputs	Range	(Weighted Average)

Derivative liability	$590,025	Binomial lattice pricing model	Market price	$6.40	$6.40
			Exercise price	$25.40 - $28.00	$26.00
			Expected term/life (years)	3.69 – 4.42	3.86
			Dividend yield	0.00%	0.00%
			Expected volatility	89.72% - 90.58%	89.92%
			Risk-free rate for expected life	1.01% - 1.39%	1.10%

The weighted-average fair value of warrants outstanding for the nine months ended September 30, 2013 was $1.90.

Note 5 – Accounts Payable and Accrued Expenses

The following is a summary of accounts payable and accrued expenses at September 30, 2013 and December 31, 2012:

	September 30, 2013	December 31, 2012
Accounts payable	$382,183	$149,059
Payroll and related payable	1,009,809	874,423
Severance payable	565,556	1,039,991
Directors fees payable	255,655	369,500
Convertible note interest payable	178,000	149,000
Preferred dividends payable	127,650	127,650
Liability for settlement to shareholders	—	225,000
Other accrued expense	537,813	647,601
Accounts Payable and Accrued Expenses	$3,056,666	$3,582,224

Director’s fee expense of $342,781 for the nine months ended September 30, 2013 includes $87,116 of expense pertaining to 2012 director fees earned.

Note 6 - Commitments and Contingencies

Operating Leases

The Company leases office facilities (in New York, N.Y.) through August 2014, as well as equipment under long-term operating lease agreements with various expiration dates and renewal options. The following is a schedule of future minimum rental payments required under operating leases as of September 30, 2013:

Year Ending December 31,
2013	$78,231
2014	209,179
2015	8,510
Total minimum payments required	$295,920

Expense for operating leases for the three months ended September 30, 2013 and 2012 was $78,351 and $147,967, respectively, and for the nine months ended September 30, 2013 and 2012 was $224,094 and $508,345, respectively.

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

Note 7 - Credit Risk

Financial instruments that potentially subject the Company to concentrations of credit risk consist principally of cash. Management believes the financial risks associated with this financial instrument are not material. The Company places its cash with high credit quality financial institutions. The Company maintains its cash in bank deposit accounts that, at times, may exceed federally insured limits.

Note 8 - Stockholders' Equity

Description of Authorized Capital

Preferred Stock activity for the nine months ended September 30, 2013 is as follows:

	Series A	Series C	Series E	Series E-1	Series E-2
Balance at December 31, 2012	215	10,000	11,831	1,334	17,000
Issued	—	—	—	—	2,000
Balance at September 30, 2013	215	10,000	11,831	1,334	19,000

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

Common Stock Purchase Warrants

Warrant activity for the nine months ended September 30, 2013 is as follows:

	Numbers of Warrants	Weighted-Average Exercise Price
Outstanding at December 31, 2012	1,131,393	$32.00
Issued	123,771	28.00
Cancelled or expired	(44,926)	(28.00)
Exercised	—	—
Outstanding at September 30, 2013	1,210,238	$28.00
Weighted average grant date fair value of warrants granted during the period ended September 30, 2013		$5.23

BONDS.COM GROUP, INC
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Note 9 - Loss Per Share

Basic loss per share is computed by dividing loss available to common stockholders by the weighted-average number of common shares outstanding for the period. Diluted loss per share considers the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock that shared in the earnings of the entity.  No diluted loss per share has been computed since the effect of any potentially dilutive securities would be antidilutive.  Potentially dilutive securities excluded from the calculation of weighted average common shares outstanding at September 30, 2013 and 2012, include i) 1,254,866 and 1,195,376, respectively of both common stock and Series A Preferred warrants; ii) 679,621 and 343,378, respectively of common stock underlying stock options; iii) 20,595 and 19,206, respectively, issuable under convertible note payable and iv) 1,383,194 and 1,222,245, respectively, of shares issuable under preferred stock. All of these potentially dilutive securities have the ability to be converted to our common stock.

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

Net capital positions of Bonds.com, Inc. were as follows at September 30, 2013:

September 30, 2013
Ratio of aggregate indebtedness to net capital	0.21 to 1
Net capital	$2,877,812
Required net capital	$100,000

Bonds.com, Inc. was examined by FINRA for the periods September 2008 through June 2010 and July 2011 through January 2012.  During the examinations FINRA identified some exceptions and referred to FINRA Enforcement the following exceptions: i) violations emanating from the expense-sharing agreement the Company had with Bonds.com, Inc., and related net capital issues; ii) objections to a revenue-sharing agreements with another broker-dealer that raised markup issues; and, iii) non-compliance with transaction agreements between member and non-member organizations.  On October 4, 2013, Bonds.com Inc. executed a Letter of Acceptance, Waiver and Consent with FINRA, accepting and consenting, without admitting or denying the findings by FINRA.  Bonds.com Inc. consented to the imposition of a censure and a $25,000 fine, which is included in Other Operating Expenses for the three and nine months ended September 30, 2013.

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

The exercise price of both incentive and non-statutory options may not be less than 100% of the fair market value of the common stock on date of grant; provided, however, that the exercise price of an incentive stock option granted to a holder of at least ten percent (10%) of total issued and outstanding common stock shall not be less than 110% of the fair market value of the shares of common stock.  As of September 30, 2013, the Company had 77,137 shares of Common Stock available for the future grant of options under the 2011 Equity Plan, and 11,951 shares of Common Stock available for the future grant of options under the 2006 Plan.

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

As a result of the re-pricing of the stock options, additional compensation expense of approximately $627,000 will be charged to operations over the remaining life of the stock options. During the three and nine months ended September 30, 2013, approximately $96,000 and $207,000 of additional compensation expense, respectively, was charged as a result of the re-pricing.

Stock option activity related to options granted to employees and non-employees under the Plans and related information for the nine months ended September 30, 2013 is provided below:

	Shares	Weighted-Average Exercise Price	Weighted-Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value
Outstanding at December 31, 2012	436,596	$36.00	6.00	—
Granted	96,734	6.00	—	—
Forfeited	(89,583)	(29.00)	—	—
Exercised	—	—	—	—

Outstanding at September 30, 2013	443,747	$32.00	5.54	—

Vested or expected to vest	443,747	$32.00	5.54	—

Options exercisable at September 30, 2013	314,353	$20.00	5.79	—

Stock option activity related to options granted outside the Plans to both employees and non-employees and related information for the nine months ended September 30, 2013 is provided below:

	Shares	Weighted-Average Exercise Price	Weighted-Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value
Outstanding at December 31, 2012	147,414	$52.00	5.39	—
Granted	—	—	—	—
Forfeited	(625)	—	—	—
Exercised	—	—	—	—

Outstanding at September 30, 2013	146,789	$52.00	4.64	—

Vested or expected to vest	146,789	$52.00	4.64	—

Options exercisable at September 30, 2013	142,919	$31.00	4.65	—

BONDS.COM GROUP, INC
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

The Company granted an aggregate of 147,414 options outside the Plans of which 23,125 were granted to non-employees.

The weighted-average grant date fair value of options granted to employees during the nine months ended September 30, 2013 and 2012 was $7.65 and $12.00, respectively. The fair value of each option award was estimated on the date of grant using the Black-Scholes option pricing model using the following weighted-average assumptions:

	September 30,
	2013	2012
Dividend yield	—	—
Expected volatility	107.63% - 111.30%	195.59% - 205.34%
Risk-free interest rate	0.25% - 1.31%	0.27% - 0.79%
Expected life (in years)	4 - 5	2 - 5
Fair value of common stock	$7.60 - $8.00	$12.00

The weighted-average expected life for the options granted reflects the alternative simplified method permitted by authoritative guidance, which defines the expected life as the average of the contractual term of the options and the weighted-average vesting period for all option tranches.

As of September 30, 2013, there was approximately $1,700,000 of unrecognized compensation cost related to options issued. This amount is expected to be recognized over a weighted-average 1.91 years.

There were no options exercised during the nine months ended September 30, 2013.

Non-cash compensation expense relating to stock options was calculated by using the Black-Scholes option pricing model, amortizing the value calculated over the vesting period and applying a zero forfeiture percentage as estimated by the Company's management, using historical information.  The Company has elected to recognize compensation cost for option awards that have graded vesting schedules on a straight-line basis over the requisite service period for the entire award. For the three months ended September 30, 2013 and 2012, the non-cash compensation expense relating to option grants amount to $299,889 and $283,415, respectively and for the nine months ended September 30, 2013 and 2012, at $900,479 and $1,300,772, respectively. The compensation expense is included in payroll and related costs in the consolidated statements of operations.

Note 12 – Subsequent Events

On October 9, 2013, the Company commenced a strategic restructuring initiative which included targeted cost reductions, a reduction in workforce by the elimination of nine positions and a realignment of responsibilities among the remaining employees. Severance and other charges related to this restructuring in the quarter ended December 31, 2013 are not material.

On October 16, 2013, the Company paid the holder of a convertible promissory note $578,000, which included $400,000 principal and $178,000 of interest.

On November 12, 2013, the Board adopted the Bonds.com Group, Inc. Management Incentive Plan (the “Incentive Plan”). The Incentive Plan establishes a bonus pool on the following dates and in the corresponding amounts: (i) on December 15, 2013, the amount of $225,000, (ii) on February 15, 2014, the amount of $150,000, and (iii) on July 15, 2014, the amount of “Adjusted EBITDA” (as defined in the Incentive Plan) generated during the performance period. All bonus pool awards will be paid in cash. The Compensation Committee (or the Company’s executive officers if the Compensation Committee delegates the authority to them) will determine the percentage share of the bonus pool to be awarded to any eligible employees. If a change in control occurs during the performance period, the Company would pay all remaining unpaid bonus pool awards to the designated participants in a lump sum cash payment on the effective date of the change in control . The performance period would be deemed to end on the effective date of such change in control and the determination of Adjusted EBITDA would be based on the performance through such effective date (subject to a minimum amount after a specified date).

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

The Company has been executing its current business plan for over three years. We believe that the marketplace continues to accept and believe in our model as an alternative trading platform. We are focused on the demands of the marketplace as a result of the changing economic, regulatory and technological climate with a view to providing a trading platform that meets these demands. Our goal is to provide our institutional customers a state of the art technology platform, easily accessible and customizable to their technology infrastructure and that allows them efficient access to our large pool of liquidity.

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

The electronic fixed income trading market is experiencing a period of both rapid growth and wide exposure.  The advances made in the electronic equity markets have attracted the attention of fixed income market participants, technologists and opportunistic investors for many years.  We are constantly working to meet the needs of our customers to develop new businesses and enhance existing offerings. We will be required to continue to invest in hardware, software development, and networking capabilities, both internally and through vendor relationships.  This will require expenditures on all fronts, including on internal development, and the potential to outsource needs or license technology.

Furthermore, as the electronic fixed income market evolves, we will be faced with increasingly complicated solution requirements, which will require more sophisticated technology solutions.  The key to capturing, maintaining and growing market share will be the Company’s ability to deliver advanced technology solutions to our growing customer base in a cost efficient and timely manner.

Our biggest investment is in our people and relationships we build with our customers. We have a small core group of hard working employees supporting our system and our customer base and will continue to seek to attract high caliber professionals.

Financial Results of Operations

Earnings Overview

The Company continues to incur operating losses. For the three months ended September 30, 2013, we incurred a loss from operations of $1.6 million, which was $0.4 million less than the loss from operations of $2.0 million incurred for the three months ended September 30, 2012. The change was due to a decline in payroll and related costs. Additionally, the Company recorded an unrealized gain in value of its derivative financial instruments of $0.1 million as a result of the revaluation of the liability under derivative financial instruments, which resulted in overall net loss of $1.6 million for the three months ended September 30, 2013, compared to overall net loss of $1.9 million for the three months ended September 30, 2012.

For the nine months ended September 30, 2013, we incurred a loss from operations of $4.9 million, which was $1.2 million less than the loss from operations of $6.1 million incurred for the nine months ended September 30, 2012. The change was due primarily to an increase in revenue offset by a decline in professional and consulting fees as well as payroll and related costs. Additionally, the Company recorded an unrealized gain in value of its derivative financial instruments of $4.9 million as a result of the revaluation of the liability under derivative financial instruments, which resulted in overall net loss of $43,586 for the nine months ended September 30, 2013, compared to overall net loss of $5.8 million for the nine months ended September 30, 2012.

Revenue

The Company generates all of its revenue through its riskless principal trading activity. Customers who initiate trades on our platform pay a mark-up/mark-down on each trade based on the trade’s size and maturity. All trades, once matched on the platform, settle at our clearing firm and the net proceeds are credited to our account.

Total revenue decreased by 9% to approximately $1.6 million from $1.8 million for the three months ended September 30, 2013 compared to the same period in 2012. Market factors led to decreased trading volumes as compared to the same period in 2012.

Total revenue increased by 5% to approximately $6.0 million from $5.7 million for the nine months ended September 30, 2013 compared to the same period in 2012. Market factors earlier in 2013 led to increased average trade size as compared to the same period in 2012. We believe revenue per trade will continue to be steady as our business matures and relationships with our customers strengthen.

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

Operating expenses decreased 12%, or approximately $0.5 million to $3.4 million from $3.8 million for the three months ended September 30, 2013 compared to the three months ended September 30, 2012. The decrease was due mainly to $0.5 million decrease in payroll and related costs.

Operating expenses decreased 8%, or approximately $1.0 million to $10.9 million from $11.9 million for the nine months ended September 30, 2013 compared to the nine months ended September 30, 2012. The decrease was due mainly to $1.3 million decrease in professional and consulting fees pertaining to a decline in accounting services, audit and legal fees; offset by, ii) $0.3 million increase in payroll and related costs.

Other Income and (Loss)

For the three months ended September 30, 2013, the Company's other income amounted to approximately $50,000 compared to other income of $0.1 million for the three months ended September 30, 2012. The change is primarily due to the approximate $50,000 in unrealized change in value of the Company’s derivative financial instruments as a result of the revaluation of the liability under derivative financial instruments.

For the nine months ended September 30, 2013, the Company's other income amounted to $4.8 million compared to other income of $0.3 million for the nine months ended September 30, 2012. The change is primarily due to the $4.9 million in unrealized change in value of the Company’s derivative financial instruments as a result of the revaluation of the liability under derivative financial instruments.

Liquidity and Capital Resources

The Company continues to rely on investor capital to fund its growing business.

As of September 30, 2013, the Company had total current assets of approximately $3.8 million, comprised of cash and cash equivalents ($3.55 million) and prepaid expenses and other assets ($0.25 million). This compares with current assets of approximately $5.7 million as of December 31, 2012, comprised of cash and cash equivalents ($5.5 million) and prepaid expenses and other assets ($0.2 million). The decrease of $1.9 million in current assets between such dates was due to the utilization of cash used in ongoing operations of $3.8 million offset by the $2.0 million increase in cash due to the issuance of Series E-2 Convertible Preferred Stock.

The Company’s current liabilities as of September 30, 2013 totaled approximately $4.05 million, comprised primarily of accounts payable and accrued expenses ($3.05 million), liabilities under derivative financial instruments ($0.6 million), and convertible notes payable to related parties ($0.4 million).  By comparison current liabilities at December 31, 2012 were approximately $9.8 million, comprised primarily of accounts payable and accrued expenses ($3.6 million), liabilities under derivative financial instruments ($5.8 million), and convertible notes payable to related parties ($0.4 million). The decrease of $5.7 million in current liabilities between such dates was primarily due to the revaluation effect of derivative financial instruments.

The $4.1 million working capital deficiency from December 31, 2012 was reduced as a result of the revaluation of the liability under derivative financial instruments. At September 30, 2013 the Company had working capital deficiency of $0.3 million.

During the nine months ended September 30, 2013, the Company raised additional equity capital, net of issuance costs, by the issuance of preferred stock and common stock warrants in the aggregate amount of $2.0 million as noted in the “Recent Financing Activities” section below.

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

The following is a summary of the Company’s cash flows provided by (used in) operating, investing, and financing activities for the nine months ended September 30, 2013 and 2012 (in 000’s):

	Nine Months Ended September 30, 2013	Nine Months Ended September 30, 2012
Net cash (used) in operating activities	$(3,760)	$(5,261)
Net cash (used) in investing activities	$(209)	$(937)
Net cash provided by financing activities	$1,969	$5,126
Net increase/(decrease) in cash	$(2,000)	$(1,072)

Operating Activities - Cash used in operations for the nine months ended September 30, 2013 amounted to ($3.8) million, consisting primarily of change in value of derivative financial instruments of ($4.9) million offset by share-based compensation of $0.9 million, payments to reduce accounts payable and accrued expenses of $0.1 million and other non-cash expenses of $0.1 million.

Investing Activities – Cash used in investing activities of ($0.2) million for the nine months ended September 30, 2013, primarily consisted of capitalized software costs associated with platform development.

Financing Activities - Net cash provided by financing activities of $2.0 million for the nine months ended September 30, 2013, primarily consisted of net proceeds from the issuance of preferred stock and common stock warrants of $2.0 million.

Recent Financing Activities

During the first quarter, the Company received proceeds from a sale for 20 “Units” of the Company.  Each “Unit” purchased consists of (i) 100 shares of Series E-2 Convertible Preferred Stock of the Company, par value $0.0001 per share and (ii) warrants exercisable for 3,571 shares of common stock of the Company, par value $0.0001 per share, at an exercise price of $28.00 per share.  These financing activities were executed in order to raise capital for the purpose of covering general operating costs of the Company. Net proceeds to the Company were approximately $1.97 million.

Going Concern

Our independent auditors have added an emphasis paragraph to their audit opinion issued in connection with the consolidated financial statements of Bonds.com Group, Inc. for the years ended December 31, 2012 and 2011, with respect to the significant doubt that exists regarding our ability to continue as a going concern due to our recurring losses from operations, minimal working capital, and our accumulated deficit. We have a history of operating losses since our inception in 2005, have working capital deficiency of approximately $0.3 million, and an accumulated deficit of approximately $51.9 million at September 30, 2013, which collectively raises doubt about the Company’s ability to continue as a going concern. Our ability to continue as a going concern will be determined by our ability to sustain a successful level of operations and to continue to raise capital from debt, equity and other sources.

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

Income Taxes

We recognize deferred income taxes for the temporary timing differences between U.S. GAAP and tax basis taxable income. Deferred tax assets are reduced by a valuation allowance when, in the opinion of management, it is more likely than not that some portion or all of the deferred tax assets will not be realized. We evaluate and determine on a periodic basis the amount of the valuation allowance required and adjust the valuation allowance as needed. As of September 30, 2013 and 2012, a valuation allowance was established for the full amount of deferred tax assets due to the uncertainty of its realization.

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

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our chief executive officer and chief financial officer, evaluated the effectiveness of our disclosure controls and procedures pursuant to Rule 13a-15 under the Exchange Act as of September 30, 2013. Based on that evaluation, our chief executive officer and chief financial officer have concluded that our disclosure controls are designed at a reasonable assurance level and are effective to provide reasonable assurance that information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in SEC rules and forms, and that such information is accumulated and communicated to our management, including our chief executive officer and chief financial officer, as appropriate, to allow timely decisions regarding required disclosure.

Changes in Internal Control over Financial Reporting

There have been no changes in our internal control over financial reporting in the quarter ending September 30, 2013 that have materially affected or are reasonably likely to materially affect our internal control over financial reporting.

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

Item 5.	Other Information.

On November 7, 2013, Edwin L. Knetzger, III resigned as a member of the Board effective immediately due to other time commitments. Mr. Knetzger was also Chairman of the Board of Directors and Chair of the Corporate Governance and Nominating Committee.

Item 6.	Exhibits.

(a) Exhibits required by Item 601 of Regulation S-K.

Exhibit	Description

10.1	Management Incentive Plan.

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (Rule 13a-14(a)).

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (Rule 13a-14(a)).

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (Rule 13a-14(a)).

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (Rule 13a-14(a)).

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated: November 14, 2013	BONDS.COM GROUP, INC.

	By:	/s/ John Ryan
	Name:	John Ryan
	Title:	Chief Financial Officer (Signing in his capacity as duly authorized officer and as Principal Financial Officer of the Registrant)