Form 10-K
period 2013-12-31
Bonds.com Group, Inc.
filed 2014-03-31
CIK 1179090

U.S. SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

for the fiscal year ended December 31, 2013

OR

☐  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

for the transition period from ____________ to ____________

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
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act) Yes ☐ No ☒

APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 243,438 shares of common stock, par value $0.0001 per share, outstanding as of March 31, 2014.

BONDS.COM GROUP, INC.

FORM 10-K

FISCAL YEAR ENDED DECEMBER 31, 2013

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

Statements made in this Annual Report on Form 10-K that are not historical or current facts are “forward-looking statements” made pursuant to the safe harbor provisions of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). These statements often can be identified by the use of terms, and words or phrases with similar meaning, such as “may,” “will,” “could,” “should,” “would,” “expect,” “believe,” “anticipate,” “estimate,” “approximate,” “plan” or “continue,” or the negative thereof. Forward-looking statements include statements about our anticipated or future business and operations, our business plan, our strategies and the prospects or outlook for our future business, financial performance and other similar matters. We intend that such forward-looking statements be subject to the safe harbors for such statements.

We caution readers not to place undue reliance on any such forward-looking statements, which speak only as of the date made. Any forward-looking statements represent management’s expectations and assumptions as of the date they were made. However, forward-looking statements, and such expectations and assumptions, are subject to risks, uncertainties and important factors beyond our control that could cause actual results and events to differ materially from historical results of operations and events and those presently anticipated or projected. These factors include adverse economic conditions, entry of new and stronger competitors, inadequate capital, unexpected costs, failure to satisfy or waive applicable conditions required to be fulfilled under the merger agreement with MTS Markets International, Inc., failure to obtain, delays in obtaining or adverse conditions contained in any required approvals in connection with the merger, failure to consummate or delay in consummating the merger for other reasons; changes in laws or regulations; the outcome of any legal proceedings that have been or may be instituted against us and others related to the merger agreement; the impact of the merger on our ability to attract and retain key personnel, on our sales, and on our total costs and expenses; the diversion of management’s attention from ongoing business concerns as a result of the merger; costs relating to the merger, such as legal, accounting and financial advisory fees; and the other risks, uncertainties and factors set forth in the “Risk Factors” section of this annual report and in our other filings with the Securities and Exchange Commission. We disclaim any obligation subsequently to revise any forward-looking statements to reflect events or circumstances after the date of such statement or to reflect the occurrence of anticipated or unanticipated events, except as required by law.

Unless the context requires otherwise, references in this Form 10-K to the “Company,” “we,” “us,” and “our” refer to Bonds.com Group, Inc., together with its subsidiaries, as applicable.

PART I

ITEM 1. BUSINESS

Overview

Bonds.com Group, Inc., a Delaware corporation (together with its subsidiaries, as applicable, “we,” “us,” “our” or the “Company”), through its indirect, wholly-owned subsidiary, Bonds.com, Inc., a Financial Industry Regulatory Authority (“FINRA”) registered broker-dealer and Alternative Trading System (“ATS”), offers access to live liquidity and execution in fixed income securities through BondsPRO. BondsPRO is a platform for odd-lot fixed-income trading which effectively establishes connectivity between traders and provides live and executable order flow, delivered through multiple technology interfaces.

On March 5, 2014, the Company entered into an Agreement and Plan of Merger (the “Merger Agreement”) with MTS Markets International, Inc., a Delaware corporation and affiliate of the London Stock Exchange Group (“MTS”), and MMI Newco Inc., a Delaware corporation and wholly-owned subsidiary of MTS (“Merger Sub”). The Merger Agreement contemplates a merger in which Merger Sub will merge with and into the Company (the “Merger”), with the Company continuing as the surviving corporation and as a wholly owned subsidiary of MTS.

Under the terms of the Merger Agreement, MTS will acquire the Company for aggregate cash consideration of approximately $15 million. This amount is subject to adjustment based on transaction expenses, certain closing liabilities, and a working capital adjustment (to the extent the adjustment is outside the agreed upon collar). We refer to this amount, as adjusted, as the “Merger Consideration.”

On completion of the Merger, all shares of our common stock and preferred stock will automatically be cancelled and will cease to exist, and each share of common stock and preferred stock that was outstanding immediately prior to the effective time of the Merger (other than shares (a) for which appraisal rights are properly exercised and not withdrawn under Delaware law and (b) owned by the Company, MTS or Merger Sub) will be automatically converted into the right to receive allocations of the Merger Consideration, if any, on the basis of the Company’s Amended and Restated Certificate of Incorporation (the “Certificate of Incorporation”), in each case without interest and subject to any required withholding taxes. Because the amount of Merger Consideration is substantially less than the aggregate liquidation preference of the Company’s most senior series of preferred stock in a transaction of this size, the Series E-2 convertible preferred stock, par value $0.0001 per share, or “Series E-2 Stock” (and less than the aggregate invested capital by the holders of Series E-2 Stock), all Merger Consideration will be paid to the holders of Series E-2 Stock. In particular, holders of the Company’s:

•	common stock, par value $0.0001 per share, or “Common Stock”;

•	Series A participating preferred stock, par value $0.0001 per share, or “Series A Stock”;

•	Series C convertible preferred stock, par value $0.0001 per share, or “Series C Stock”;

•	Series E convertible preferred stock, par value $0.0001 per share, or “Series E Stock”; and

•	Series E-1 convertible preferred stock, par value $0.0001 per share, or “Series E-1 Stock”;

will not receive any consideration in the Merger for their shares of such stock. Holders of Company options and warrants will have the opportunity to exercise their options and warrants prior to the Merger. From and after the completion of the Merger, holders of options and warrants outstanding immediately prior to the Merger will not receive any consideration in respect thereof.

The holders of shares of our Series E-2 Stock have agreed to place in escrow $1.5 million from the Merger Consideration payable with respect to their shares to cover certain potential indemnity claims that may be made by MTS and certain of its related parties. In the absence of claims, these funds will be released to the holders of Series E-2 Stock in increments of $500,000 beginning on the first anniversary of the closing of the Merger and continuing on the 18- and 24-month anniversaries of closing. In addition, $100,000 (subject to increase to up to $200,000) will be held by a designated stockholder representative as a reserve for expenses.

The Company’s special committee of independent and disinterested directors (the “Special Committee”) approved and recommended to the Company’s board of directors (the “Board of Directors”) the adoption of the Merger Agreement and approval of the Merger and the other transactions contemplated by the Merger Agreement. Upon recommendation of the Special Committee, the Board of Directors unanimously (a) determined that the Merger Agreement, the Merger and the other transactions contemplated by the Merger Agreement are fair to and in the best interests of the Company’s stockholders, (b) approved, adopted and declared advisable the Merger Agreement, the Merger and the other transactions contemplated by the Merger Agreement and (c) recommended that the stockholders approve and adopt the Merger Agreement, the Merger and the other transactions contemplated by the Merger Agreement.

Under Section 251 of the DGCL and the Company’s Certificate of Incorporation, the adoption of the Merger Agreement and approval of the Merger and other transactions contemplated by the Merger Agreement by the Company’s stockholders required the affirmative vote or written consent of the holders of a majority of the outstanding shares of stock entitled to vote on the matter. In addition, the Certificate of Incorporation of the Company required the approval of stockholders holding: (a) a majority of the outstanding shares of Series A Stock; (b) 67% of the outstanding shares of Series C Stock; (c) 66.6% of the outstanding shares of the Series E Stock, Series E-1 Stock, and Series E-2 Stock, voting together; and (d) 66.6% of the outstanding shares of Series C Stock, Series E Stock, Series E-1 Stock and Series E-2 Stock, all voting together on an as-converted-to-Common Stock basis.

As of March 19, 2014, UBS Americas Inc., Daher Bonds Investment Company, Mida Holdings, Oak Investment Partners XII, Limited Partnership, GFINet, Inc., XOL Holdings S.A.L., Plough Penny Partners L.P., Hendrik Iwema, Trimarc Capital Fund, LP, and Montpelier Investment Holdings Ltd., which we collectively refer to as the “Approving Stockholders,” delivered or caused to be delivered to the Company written consents adopting the Merger Agreement and approving the Merger and the other transactions contemplated by the Merger Agreement. Shares held by the Approving Stockholders represent the following percentages of outstanding shares entitled to act by written consent with respect thereto:

•	100% of the outstanding shares of Series A Stock;

•	87.95% of the outstanding shares of Series C Stock;

•	83% of the outstanding shares of Series E Stock, Series E-1 Stock and Series E-2 Stock, voting together;

•	83% of the outstanding shares of Series C Stock, Series E Stock, Series E-1 Stock and Series E-2 Stock, all voting together on an as-converted-to-Common Stock basis; and

•	70% of the outstanding shares of stock entitled to vote on the matter (which is comprised of our Common Stock, Series C Stock, Series E Stock and Series E-2 Stock), voting together (with the Series C Stock, Series E Stock and Series E-2 Stock voting on an as-converted-to-Common Stock basis).

Accordingly, the Merger Agreement, Merger and other transactions contemplated by the Merger Agreement were adopted and approved as of March 19, 2014. No further approval of the stockholders of the Company is required with respect to the Merger Agreement, Merger and other transactions contemplated by the Merger Agreement. The Merger Agreement, Merger and other transactions contemplated by the Merger Agreement remain subject to certain additional conditions and approval of regulatory authorities. There are no assurances that the Merger will be consummated on the expected timetable (during the second quarter of 2014), or at all.

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

Industry Background

Fixed Income Securities Trading Market

There are several types of fixed-income securities traded in the U.S. and global securities markets. The types of fixed-income securities on which our business is currently focused are:

•	U.S. Corporate Bonds; and

•	Emerging Market Debt.

The Securities Industry and Financial Markets Association (“SIFMA”), formerly The Bond Market Association, estimated that as of December 31, 2013, there was nearly $40 trillion of fixed-income securities outstanding in the U.S. trading market. The following tables set forth reported market and average trading volumes for various fixed-income securities in the U.S. market for the periods indicated:

Table 1. Outstanding U.S. Bond Market Debt ($ Billions)

	Municipal	Treasury [1]	Mortgage Related [2]	Corporate Debt	Federal Agency Securities	Money Markets [3]	Asset- Backed [4]	Total
2012
Q1	3,720.01	10,329.84	8,996.13	8,564.99	2,202.46	2,636.80	1,307.04	37,757.27
Q2	3,732.41	10,502.01	8,934.50	8,619.83	2,166.46	2,621.50	1,277.49	37,854.19
Q3	3,719.44	10,742.65	8,869.07	8,903.37	2,132.99	2,594.10	1,255.93	38,217.54
Q4	3,714.43	11,046.09	8,816.58	9,096.66	2,095.81	2,612.30	1,255.83	38,637.70

2013
Q1	3,728.61	11,390.89	8,791.09	9,233.46	2,070.76	2,653.70	1,265.98	39,134.50
Q2	3,721.09	11,389.31	8,773.34	9,350.43	2,074.20	2,583.00	1,256.04	39,147.41
Q3	3,685.75	11,590.46	8,671.59	9,567.60	2,049.23	2,712.80	1,248.19	39,525.62
Q4	3,671.23	11,854.44	8,718.83	9,766.39	2,045.95	2,536.10	1,277.50	39,870.43

1 Interest bearing marketable public debt.
2 Includes GNMA, FNMA, and FHLMC MBS/CMOs; and private-label MBS/CMOs.
3 Includes commercial paper, bankers acceptances, and large time deposits.
4 Includes auto, credit card, home equity, manufacturing, student loans and other; CDOs of ABS are included.

Sources: U.S. Department of Treasury, Federal Reserve System, Federal agencies, Dealogic, Thomson Reuters, Bloomberg, Loan Performance and SIFMA

Table 2: Average Daily Trading Volume in the U.S. Bond Markets ($ Billions)

	Municipal	Treasury [1]	Agency MBS [4]	Non Agency MBS [5]	ABS [6]	Corporate Debt [2,3]	Federal Agency Securities [3]	Total [7]
2013
Jan.	11.5	528.0	293.3	5.0	1.5	20.9	9.2	869.4
Feb	10.5	579.6	250.5	5.2	1.5	19.3	7.2	873.7
Mar	11.1	550.6	245.8	3.9	1.5	18.3	8.0	839.2
Apr	12.4	515.6	243.9	3.9	1.1	18.2	7.7	802.8
May	10.4	573.9	263.4	6.0	1.5	20.0	7.9	883.2
Jun	13.1	668.3	257.9	4.7	1.4	19.5	6.8	971.6
Jul	10.7	514.5	205.8	3.3	1.0	16.0	4.9	756.3
Aug	12.0	481.0	182.5	2.9	1.4	13.2	5.2	698.3
Sep	12.2	571.4	222.5	4.0	1.4	20.5	5.4	837.5
Oct	10.5	534.7	180.7	4.0	1.3	18.8	5.9	755.7
Nov	9.7	530.6	177.4	3.3	1.0	17.6	5.1	744.8
Dec	9.9	496.3	157.3	3.0	1.0	14.8	5.3	687.6

AVG. ’13	11.2	545.4	223.4	4.1	1.3	18.1	6.5	810.0

1 Primary dealer activity.
2 Excludes all issues with maturities of one year or less and convertible securities.
3 Monthly trading data only captures the publicly traded TRACE eligible issues.
4 As of May 2011, agency trading activity is no longer limited to primary dealer activity.
5 Includes non-agency RMBS and CMBS.
6 Includes ABS, CDOs, and other.
7 Totals may not add due to rounding.

Sources: Federal Reserve Bank of New York, Municipal Securities Rulemaking Board, and FINRA TRACE

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

High-grade new issues of corporate bonds decreased from approximately $1 trillion in 2012 to approximately $336 billion in 2013.

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

Strategy

Our objective is to provide the market a leading electronic trading platform for fixed-income securities connecting broker-dealers and institutional investors more easily and efficiently. On January 29, 2014, we announced that our Board of Directors was exploring and evaluating strategic alternatives for the Company, including a possible strategic investment, merger or sale of the Company.   On March 5, 2014, we entered into the Merger Agreement with MTS and Merger Sub, pursuant to which Merger Sub is expected to merge with and into the Company, with the Company continuing as the surviving corporation and as a wholly owned subsidiary of MTS.

Absent completion of the merger with MTS, we intend to capitalize on the long-term growth in fixed-income securities trading by providing traders, broker-dealers and institutional investors a variety of trading platform products that, we believe, will transform a trading market that historically has been conducted in a decentralized and inefficient manner. Our growth strategy includes expanding the types of securities that can be traded on our BondsPRO electronic trading platform as well as increasing the number of broker-dealers and institutional investors that utilize our platform.

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

Source of Revenue

Fixed Income Securities

In 2013, we generated approximately $7.5 million in revenue, a 1% decrease from 2012.  Unlike other fixed-income trading platforms, we do not currently charge fees to contributing dealers for access to BondsPRO and the liquidity provided by our client base. We do not charge monthly subscription fees, ticket fees, access fees or set-up charges to any of our investor clients. Instead, we expect to generate revenues from mark-ups on secondary market securities relating to trading of fixed income securities executed on our electronic trading platforms. Mark-ups on securities traded will be based on various terms of such securities, including (1) maturity date; (2) asset class; (3) other financial terms of the securities; and (4) then current market conditions. We believe that our sources of revenue differentiate our business model from other electronic trading platforms. However, there is no assurance that our clients will fully accept our pricing method or that it will result in greater profitability than other pricing methods employed by our competitors.

Sales

Sales Staff

We currently employ 8 sales and facilitation desk personnel who function as marketers and business account managers to assist us in acquiring and retaining clients.

Key Relationships

InterDealer Information Technologies, LLC

We license software and related intellectual property comprising the bulk of the technology behind our BondsPRO platform from InterDealer Information Technologies and its affiliates (collectively, “InterDealer”) pursuant to a Software License, Hosting, Joint Marketing and Services Agreement, as amended (the “InterDealer Agreement”). The InterDealer Agreement requires us to pay a monthly licensing fee to use the InterDealer software and intellectual property. Additionally, we reimburse InterDealer for the fees for third party services provided to the BondsPRO platform. InterDealer also maintains and houses our servers and related hardware. The InterDealer Agreement was most recently amended on February 28, 2014, to amend the initial term of the InterDealer Agreement so that is remains in effect until March 27, 2016 (after which the InterDealer Agreement will automatically renew for one-year periods unless the Company notifies InterDealer at least six months prior to the end of the then-current term of its intent not to renew the InterDealer Agreement), and provide a framework for future service level agreements, among other things.

We are heavily reliant on the software, intellectual property and other services provided by InterDealer. An interruption in services from InterDealer could have a material, adverse impact on our business, financial condition and results of operations.

The foregoing description of the InterDealer Agreement is a summary only and is qualified in its entirety by the agreement and amendments thereto themselves, which are incorporated herein by reference to the text of such agreement and amendments which are included as exhibits to this and other filings with the SEC and referenced as exhibits to this Annual Report.

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

We currently face direct competition from other companies that focus primarily on online trading of fixed income securities, including MarketAxess Holdings Inc., a publicly-traded company, The Municenter LLC, Bond Desk (a division of TradeWeb Markets) and TradeWeb Markets, LLC, all privately-held companies. Additionally, there are several other publicly-traded and privately-held companies which provide online trading platforms, including providers of direct-access order execution services. Many of our existing and potential competitors, which include large, online discount and traditional national brokerages and futures commission merchants, and financial institutions that are focusing more closely on online services, including electronic trading services for active traders, have longer operating histories, significantly greater financial, technical and marketing resources, greater name recognition and a larger installed customer base than we do. Further, there is the risk that larger financial institutions which offer online brokerage services as only one of many financial services may decide to use extremely low commission pricing or free trades as a “loss leader” to acquire and accumulate customer accounts and assets to derive interest income and income from their other financial services. We do not offer other financial services, and have no plans to do so; therefore, such pricing techniques, should they become common in our industry, could have a material adverse effect on our results of operations, financial condition and business model.

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

The Company also maintains a small technology group to support our customers and to liaise with InterDealer on technology projects.

Intellectual Property

General

Our intellectual property is critical to our success and ability to compete, and if we fail to protect our intellectual property rights adequately, our competitors might gain access to our technology. We rely primarily on a combination of copyright, trademark and trade secret laws in the United States and other jurisdictions, as well as license agreements, third-party non-disclosure and other agreements and other contractual provisions and technical measures to protect our intellectual property rights. We attempt to negotiate beneficial intellectual property ownership provisions in our contracts and also require employees, consultants, advisors and collaborators to enter into confidentiality agreements in order to protect the confidentiality of our proprietary information.

Domain Name

We believe that the “Bonds.com” domain name assists with the marketing of our business by directing potential clients to our website. Under current domain name registration practices, no one else can obtain an identical domain name, but someone might obtain a similar name, or the identical name with a different suffix (e.g., .org) or with a country designation. The Trademark Trial and Appeal Board of the United States Patent and Trademark Office (“USPTO”) in the matter In re CyberFinancial.Net, Inc. in August 2002, held that “bonds.com” is generic and cannot be registered as a trademark. As a result, it is likely that we would not be able to obtain a trademark registration with the USPTO to protect our domain name under U.S. trademark laws.

Regulation

The securities industry is subject to extensive regulation under federal and state law. In general, broker-dealers are required to register with the Securities and Exchange Commission (“SEC”) and to be members of FINRA or the New York Stock Exchange (“NYSE”). Our affiliated broker-dealer is subject to certain regulations promulgated under the Exchange Act and FINRA. These regulations establish, among other things, minimum net capital requirements for our broker-dealer subsidiary. We are also subject to regulation under various state laws in all 50 states and the District of Columbia and various U.S. Territories, including registration requirements.

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

Employees

As of March 21, 2014, we had 19 employees, which were all full-time. We consider our relationships with our employees to be good and have not experienced any interruptions of operations due to employee disagreements.

From time to time, we may enter into consulting agreements with individuals or firms to provide a specific and defined service.

Organizational Matters

Bonds.com Group, Inc. is a Delaware corporation and was incorporated on April 1, 2002.

On April 25, 2013, the Company implemented a 1-for-400 reverse split of the Company’s common stock, $0.0001 par value per share (“Reverse Stock Split”), which in accordance with the Company’s Certificate of Incorporation, also resulted in a 1-for-400 reverse split of the Company’s Series A Stock. Trading of the common stock on a post-Reverse Stock Split adjusted basis on the OTCQB Market began on April 26, 2013. All historic share and per-share information, including earnings per share, in this Form 10-K have been retroactively adjusted to reflect the Reverse Stock Split.

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

We intend to satisfy any disclosure requirement under Item 5.05 of Form 8-K relating to any future amendments to or waivers from any provision of our Code of Ethics that relate to one or more of the items set forth in Item 406(b) of Regulation S-K by describing such amendments and/or waivers on our above-referenced website within four business days following the date of a waiver or a substantive amendment.

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

Our telephone number is 212-257-4062.

ITEM 1A. RISK FACTORS

Risks Related to Our Business

Substantial doubt exists concerning our ability to continue as a going concern.

The Company has seven years of operating history. We have had operating losses, since operations began, and had a working capital deficiency of approximately $0.6 million, an accumulated deficit of approximately $55.2 million and stockholders’ equity of approximately $0.6 million at December 31, 2013, all of which raises substantial doubt about the Company’s ability to continue as a going concern. We expect to continue to incur operating losses, in the aggregate and on a per share basis. There is no assurance that we will be able to achieve or sustain positive cash flows or profitability and we may continue to incur losses in future periods.  If we are not able to achieve or sustain positive cash flows or profitability, our stock price may decline. Our independent auditors have expressed substantial doubt as to our ability to continue as a going concern. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Going Concern,” elsewhere in this Annual Report.

Our proposed merger with MTS may cause disruption in our business and, if the proposed merger does not occur, we will have incurred significant expenses, may need to pay a termination fee under the merger agreement, will not have adequate capital to continue operations absent another strategic transaction and may be unable to continue as a going concern.

As previously disclosed, on March 5, 2014, the Company entered into a Merger Agreement with MTS, part of the London Stock Exchange Group, pursuant to which a wholly-owned subsidiary of MTS will merge with and into the Company, resulting in the Company becoming a subsidiary of MTS. See the additional disclosures related to the Merger in Part I, Item 1 (Business) of this Annual Report.

The Merger, whether or not consummated, may result in a loss of existing key personnel and failure to attract new personnel, and may disrupt our sales, marketing and other key business activities, which may have an impact on our financial performance. The Merger Agreement in general requires us to operate our business in the ordinary course pending consummation of the Merger, but includes certain contractual restrictions on the conduct of our business that may affect our ability to execute on our business strategies and attain our financial goals. Additionally, the Merger, whether or not consummated, may impact our relationships with third parties, including suppliers, customers and others.

As more fully described in the Merger Agreement, completion of the Merger is subject to several conditions and regulatory approval.

The Merger Agreement may be terminated by either the Company or MTS, among other reasons, if the Merger has not been consummated by June 30, 2014. In addition, the Merger Agreement also includes customary fiduciary out and termination provisions for the Company and MTS and provides that, in connection with the termination of the Merger Agreement under specified circumstances (including, without limitation, the Company’s Board of Directors changing its approval or recommendation of the Merger or the Merger Agreement), the Company will be required to pay MTS a termination fee of 5% of the Company’s enterprise value based on the transaction.

If the Merger is not effected, we will have inadequate capital to continue operations absent another strategic transaction which may not be available. If another strategic transaction is not available, we may be unable to continue as a going concern.

We have relied on short-term bridge loans from certain holders of our preferred stock to support our business operations, and if the loans mature or are accelerated because of a default prior to the closing of our proposed merger with MTS, or if our proposed merger does not close, we may not have sufficient funds to repay the loans.

On February 26, 2014, Bonds.com Holdings, Inc. (“Holdings”), the wholly-owned subsidiary of the Company, issued secured promissory notes in the aggregate principal amount of $1,500,000 to Mida Holdings, Daher Bonds Investment Company, Oak Investment Partners XII, Limited Partnership, GFINet Inc. and Trimarc Capital Fund, L.P. (each of the notes, a “Bridge Note,” and collectively, the “Bridge Notes”). The proceeds from the Bridge Notes are intended to pay-down intercompany balances between the Company and its operating subsidiary and provide working capital funds to help support the operations of Holdings and its major operating subsidiary, Bonds.com, Inc.

The Bridge Notes accrue simple interest at a rate of 10% per annum, payable upon maturity. Each Bridge Note has a maturity date of the earlier of (i) May 26, 2014 and (ii) the date of any change of control of Holdings or the Company. If the proposed merger with MTS does not close by May 26, 2014, the Company may not have sufficient funds to repay the loans and will need to pursue a forbearance arrangement with the lenders or some other arrangement to meet its obligations under the Bridge Notes.

The Bridge Notes are subject to customary events of default, provide customary remedies upon an event of default, and restrict the incurrence of additional indebtedness. The Bridge Notes are secured by a first priority security interest and lien in the capital stock of Holdings’ and the Company’s major operating subsidiary, Bonds.com, Inc.

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

The sustainability of our current level of business cannot be assured. Even if we experience growth, we cannot assure you that we will grow profitably.

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

Because we have a limited operating history, it is very difficult to evaluate our business and prospects.

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

We have experienced decreases in overall trading volume in certain periods in the past, and may experience decreases in trading volume in the future. Declines in the overall volume of fixed-income securities trading and in market liquidity generally, as well as declines in interest rate volatility, result in lower revenues from trading mark-ups for trades executed on our electronic trading platform.

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

We execute transactions between our clients and liquidity providers through our subsidiary Bonds.com, Inc. We act as an intermediary in these transactions by serving as a trading counterparty to both the buyer and the seller in matching back-to-back trades, which are then settled through another brokerage firm that provides services to us in respect of clearing these trades. Settlement typically occurs within one to three trading days after the trade date. Cash settlement of the transaction occurs upon receipt or delivery of the underlying instrument that was traded.

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

Due to our limited operating history, our evolving business and the unpredictability of our industry, we may experience significant fluctuations in our operating results. We base our current and future expense levels and our investment plans on estimates of future revenues and future rate of growth. Our expenses and investments are, to a large extent, fixed and we expect that these expenses will increase in the future. We may not be able to adjust our spending quickly enough if our revenues fall short of our expectations.

Our revenues and operating results may also fluctuate due to other factors, including:

•	our ability to retain or attract new broker-dealers, liquidity providers and institutional and individual investor clients and attract new broker-dealers and institutional investor clients;

•	our ability to drive an increase in use of our electronic trading platform by new and existing broker-dealer and institutional investor clients;

•	changes in our pricing policies;

•	the introduction of new features on our electronic trading platform;

•	the effectiveness of our sales force;

•	new product and service introductions by our competitors;

•	fluctuations in overall market trading volume;

•	technical difficulties or interruptions in our service;

•	general economic conditions in our geographic markets;

•	additional investment in our personnel, services or operations;

•	regulatory compliance costs; and

•	inability to obtain needed capital.

As a result, our operating results may experience material fluctuations, and any downward movement could result in decreases in our stock price.

We may not be able to introduce enhanced versions of our electronic trading platform, new services and/or service enhancements in a timely or acceptable manner, which could harm our competitive position.

Our business environment is characterized by rapid technological change, changing and increasingly sophisticated client demands and evolving industry standards. Our future will depend on our ability to develop and introduce new features to, and new versions of, our electronic trading platform. The success of new features and versions depends on several factors, including the timely completion, introduction and market acceptance of the features or versions. In addition, the market for our electronic trading platform will be limited if prospective clients require customized features or functions that we are unable or unwilling to provide. If we are unable to anticipate and respond to the demand for new services, products and technologies and develop new features and enhanced versions of our electronic trading platform that achieve widespread levels of market acceptance on a timely and cost-effective basis, it could have a material adverse effect on our business, financial condition and results of operations.

As we enter new markets, we may not be able to successfully attract clients and adapt our technology and marketing strategy for use in those markets.

We cannot assure you that we would be able to successfully adapt our software and technology for use in other markets. Even if we were able to adapt our software and technology, we cannot assure you that we would be able to attract clients and compete successfully in any such new markets. We cannot assure you that our marketing efforts or our pursuit of any of these opportunities would be successful. If these efforts were not successful, we could realize losses which in turn could result in a decrease in the market value of our common stock. Furthermore, these efforts could divert management attention or inefficiently utilize our resources.

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

Developing our electronic trading platforms and other technologies entails significant technical and business risks. We may use new technologies ineffectively or we may fail to adapt our electronic trading platforms, information databases and network infrastructure to broker-dealer, liquidity provider or institutional and individual investor client requirements or emerging industry standards. For example, our electronic trading platform functionality that allows searches and inquiries on bond pricing and availability is a critical part of our service, and it may become out-of-date or insufficient from our broker-dealer clients’, liquidity providers’ or institutional and individual investor clients’ perspective and in relation to the inquiry functionality of our competitors’ systems. If we face material delays in introducing new services, products and enhancements, our broker-dealer, liquidity provider and institutional and individual investor clients may forego the use of our products and use those of our competitors.

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

The Company needs to expend significant resources to enhance its platform, and such capital is not available to the Company. Any technological changes may cause such amounts to be charged to operations sooner than anticipated.

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

We will need to improve and upgrade our electronic trading platform and infrastructure to accommodate any changes in order message volume and trading volume, the trading practices of new and existing clients, regulatory changes and the development of new and enhanced trading platform features, functionalities and ancillary products and services. The expansion of our electronic trading platform and infrastructure has required, and will continue to require, substantial financial, operational and technical resources. These resources will typically need to be committed well in advance of any change in trading volumes and order messages. We cannot assure you that our estimates of future trading volumes and order messages will be accurate or that our systems will always be able to accommodate actual trading volumes and order messages without failure or degradation, of performance. Furthermore, the use of new technologies to upgrade our established systems, and the development of these new technologies also entails technical, financial and business risks. We cannot assure you that we will successfully implement new technologies or adapt our existing electronic trading platform, technology and systems to the requirements of our broker-dealer, liquidity provider and institutional and individual investor clients or to emerging industry standards. The inability of our electronic trading platform to accommodate increasing trading volume and order messages would also constrain our ability to expand our business.

Our trading system could experience operational failures which would be extremely detrimental to our business.

We cannot assure you that we will not experience systems failures. Our electronic trading platform, computer and communication systems and other operations are vulnerable to damage, interruption or failure as a result of, among other things:

•	an interruption in service from InterDealer;

•	irregular or heavy use of our electronic trading platform during peak trading times or at times of unusual market volatility;

•	disruptions of data flow to or from our system;

•	power or telecommunications failures, hardware failures or software errors;

•	human error;

•	computer viruses, acts of vandalism or sabotage (and resulting potential lapses in security), both internal and external;

•	natural disasters, fires, floods or other acts of God;

•	acts of war or terrorism or other armed hostility; and

•	loss of support services from third parties, including those to whom we outsource aspects of our computer infrastructure critical to our business.

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

Our electronic trading platform involves the storage and transmission of our clients’ proprietary information as well as the transfer of that information to our clearing agent. The secure transmission of confidential information over public networks is a critical element of our operations. Security breaches could expose us to a risk of loss of this information, litigation and possible liability. If our security measures are breached as a result of third-party action, employee error, malfeasance or otherwise, and, as a result, someone obtains unauthorized access to trading or other confidential information, our reputation could be damaged, our business may suffer and we could incur significant liability. Because techniques used to obtain unauthorized access or to sabotage computer systems change frequently and generally are not recognized until launched against a target, we may be unable to anticipate these techniques or to implement adequate preventive measures. If an actual, threatened or perceived breach of our security occurs, the market perception of the effectiveness of our security measures could be harmed and could cause broker-dealers, liquidity providers and clients to reduce or stop their use of our electronic trading platform. We may be required to expend significant resources to protect against the threat of security breaches or to alleviate problems, including reputational harm and litigation, caused by any breaches. We cannot assure you that our security measures will be sufficient.

We may not be able to protect our intellectual property rights or technology effectively, which would allow competitors to duplicate or replicate our electronic trading platform.  This could adversely affect our ability to compete.

Intellectual property is critical to our success and ability to compete, and if we fail to protect our intellectual property rights adequately, our competitors might gain access to our technology. We will rely primarily on license agreements, third-party non-disclosure and other agreements and other contractual provisions and technical measures to protect our intellectual property rights. We attempt to negotiate beneficial intellectual property ownership provisions in our contracts and also require employees, consultants, advisors and collaborators to enter into confidentiality and assignment agreements in order to protect the confidentiality of our proprietary information. However, laws and our contractual terms may not be sufficient to protect our technology from unlawful use or theft by third parties. For instance, a third party might reverse engineer or otherwise obtain and use our technology without our permission and without our knowledge, thereby infringing our rights and allowing competitors to duplicate or replicate our products.

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

We became the registered holder of the domain name “Bonds.com” in September 2007. Our current business plan is based, in part, on realizing the value of our domain name. We believe that the “Bonds.com” domain name allows us to market our business by directing potential customers directly to our website. Under current domain name registration practices, no one else can obtain an identical domain name, but someone might obtain a similar name, or the identical name with a different suffix (e.g., “.org”) or with a country designation. The regulation of domain names in the United States and in foreign countries is subject to change, and we may be unable to prevent third parties from acquiring domain names that infringe or otherwise decrease the value of our domain name or names; particularly since we anticipate that it could be difficult to protect any trademark rights we claim in the name “Bonds.com.” The Trademark Trial and Appeal Board of the United States Patent and Trademark Office (“USPTO”) in the matter In re CyberFinancial.Net, Inc. in August 2002 held that “Bonds.com” is generic and not registrable as a trademark. As a result, it is likely that we would not be able to obtain a trademark registration with the USPTO to protect our domain name under U.S. trademark laws. In the event that we are unable to protect our domain name under U.S. trademark laws it would be more difficult to prevent others from doing business under names similar to Bonds.com, which could dilute the value of our domain name and have a material adverse effect on our business.

If we are unable to enter into additional marketing and strategic alliances or if our current strategic alliances are not successful, we may not maintain the current level of trading or generate increased trading on our trading platform.

From time to time, we may enter into strategic alliances that will enable us to enter new markets, provide products or services that we do not currently offer or otherwise enhance the value of our platform to our clients. We cannot assure you we will be able to enter into such alliances.

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

The consideration paid in connection with an investment or acquisition also affects our financial results. If we were to proceed with one or more significant acquisitions in which the consideration included cash, we could be required to use a substantial portion of any available cash to consummate such acquisition. To the extent we issue shares of capital stock or other rights to purchase capital stock, including options or other rights, existing stockholders may be diluted and earnings per share may decrease. In addition, acquisitions may result in the incurrence of debt, large one-time write-offs, such as acquired in-process research and development costs, and restructuring charges. They may also result in goodwill and other intangible assets that are subject to impairment tests, which could result in future impairment charges.

We are limited in our ability to use our U.S. net operating loss carry-forwards.

As of December 31, 2013, we had U.S. net operating loss carry-forwards of approximately $43.5 million that will begin to expire in 2026.  A net operating loss carry-forward enables a company to apply net operating losses incurred during a current period against future periods’ profits in order to reduce tax liability in those future periods.

Section 382 of the Internal Revenue Code provides that when a company undergoes an “ownership change,” that company’s use of its net operating losses is limited annually in each subsequent year. An “ownership change” occurs when, as of any testing date, the sum of the increases in ownership of each stockholder that owns five percent or more of the value of a company’s stock as compared to that stockholder’s lowest percentage ownership during the preceding three-year period exceeds 50 percentage points.  For purposes of this rule, certain stockholders who own less than five percent of a company’s stock are aggregated and treated as a single five-percent stockholder.  The Company’s management has not performed this analysis, but based on the various issuances of equity during the last three fiscal years, the Company believes that the utilization of its net operating loss carry-forwards will be limited. The proposed sale of the Company to MTS as discussed earlier will constitute an ownership change and will limit the utilization of the net operating loss carry-forwards.

The issuance or repurchase of a significant number of shares of stock or purchases or sales of stock by significant stockholders could result in an additional “ownership change.” For example, we may issue a substantial number of shares of our stock in connection with offerings, acquisitions and other transactions in the future and we could repurchase a significant number of shares in connection with a stock repurchase program, although no assurance can be given that any such offering, acquisition, other transaction or repurchase program will be undertaken. In addition, the exercise of outstanding options, rights or warrants to purchase shares of our common stock may require us to issue additional shares of our common stock. The extent of the actual future use of our U.S. net operating loss carry-forwards is subject to inherent uncertainty because it depends on the amount of otherwise taxable income we may earn. We cannot give any assurance that we will have sufficient taxable income in future years to use any of our federal net operating loss carry-forwards before they would otherwise expire.

We are dependent on our management team, and the loss of any key member of this team may prevent us from implementing our business plan in a timely manner.

Our success depends largely upon the continued services of our executive officers and other key personnel.  These individuals or the Company may terminate employment at any time.  Any loss or interruption of their services could result in our inability to manage our operations effectively and/or pursue our business strategy. For our disclosures about the potential loss of key personnel in connection with the Merger, see also Item 1A, “Risk Factors” – “Our proposed merger with MTS may cause disruption in our business and, if the proposed merger does not occur, we will not have adequate capital to continue our operations absent another strategic transaction and may be unable to continue as a going concern.”

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

We cannot assure you that we will be successful in our efforts to recruit and retain the required personnel.  The failure to attract new personnel or to retain and motivate our current personnel may have a material adverse effect on our business, financial condition and results of operations. For our disclosures about the failure to attract new personnel as a result of the potential Merger, see also Item 1A, “Risk Factors” – “Our proposed merger with MTS may cause disruption in our business and, if the proposed merger does not occur, we will not have adequate capital to continue our operations absent another strategic transaction and may be unable to continue as a going concern.”

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

Changes in laws or regulations or in governmental policies, including the rules relating to the maintenance of specific levels of net capital applicable to our broker-dealer subsidiary, could have a material adverse effect on our business, financial condition and results of operations. Our industry has been and is subject to continuous regulatory changes and may become subject to new regulations or changes in the interpretation or enforcement of existing regulations, which could require us to incur significant compliance costs or cause the development of affected markets to become impractical. In addition, in the future it is likely that we will be subject to additional laws, rules and regulations. We cannot predict the extent to which any future regulatory changes may adversely affect our business and operations.

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

We require additional capital to continue operations. We cannot predict our future sources of capital or our ability to obtain additional financing.  If we cannot raise such capital, we will be forced to curtail or cease operations.

Our business is dependent upon the availability of adequate funding and regulatory capital under applicable regulatory requirements. Historically, we have satisfied these needs primarily through equity and debt financing.  Our ability to continue operations depends on our continued ability to raise additional funds and generate our targeted revenues.  We need to raise additional funds to satisfy our working capital needs.

For our disclosures about the risks if the proposed Merger does not close, see also Item 1A, “Risk Factors” – “Our proposed merger with MTS may cause disruption in our business and, if the proposed merger does not occur, we will not have adequate capital to continue our operations absent another strategic transaction and may be unable to continue as a going concern.”

As of March 21, 2014, the Company had cash and cash equivalents on hand of approximately $1.7 million. We intend to use the majority of these funds for working capital purposes.

We may not be able to obtain additional financing in amounts or on terms acceptable to us, if at all. If sufficient funds are not available or are not available on terms acceptable to us, our ability to meet our working capital requirements, fund any expansion, develop or enhance our services or products, or otherwise respond to competitive pressures may be significantly limited. These limitations could have a material adverse effect on our business, financial condition and results of operations.

Compliance with changing laws and regulations relating to corporate governance and public disclosure has resulted, and will continue to result, in the occurrence of additional expenses associated with being a public company.

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

As of December 31, 2013, the Company’s management identified a material weakness in the Company’s internal control over financial reporting related to a lack of review controls over internal calculation, and the Company concluded that this deficiency could have resulted in a material misstatement of our annual or interim consolidated financial statements. For more information, see Item 9A (Controls and Procedures).

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

Risk Relating to our Common Stock

If our proposed merger with MTS closes, the holders of our common stock will not receive any merger consideration for their shares.

Pursuant to the Merger Agreement, on completion of the merger, all shares of the Company’s common stock will automatically be cancelled, and the holders of outstanding shares of the Company’s common stock will not receive any consideration for such shares.

See also Item 1A, “Risk Factors” – “Our proposed merger with MTS may cause disruption in our business and, if the proposed merger does not occur, we will not have adequate capital to continue our operations absent another strategic transaction and may be unable to continue as a going concern.”

Since our common stock is thinly-traded, its stock price may be subject to wide fluctuations.

Our common stock is thinly traded and is not currently listed on any exchange; but it is authorized for quotation on the OTCQB Market (Operated by the OTC Market Group, Inc.). Accordingly, the market price of our common stock is likely to be highly volatile and could fluctuate widely in price in response to various factors, many of which are beyond our control, including the following:

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

In addition, the securities markets have from time to time experienced significant price and volume fluctuations that are unrelated to the operating performance of particular companies. These market fluctuations may also materially and adversely affect the market price of our common stock. If the Merger is completed, there will be no further market for our common stock, and our common stock will no longer be quoted on the OTCQB Market and will be deregistered under the Exchange Act.

Because we do not expect to pay dividends in the foreseeable future, any return on investment may be limited to the value of our common stock.

We have never paid cash dividends on our common stock and do not anticipate doing so in the foreseeable future. The payment of dividends on our common stock will depend on earnings, financial condition and other business and economic factors affecting it at such time as our board of directors may consider relevant. If we do not pay dividends, a return on an investment in our common stock will only occur if our stock price appreciates. Further, if our merger with MTS is completed, all shares of our common stock will automatically be cancelled and will cease to exist, and the holders of our common stock will not receive any consideration for such shares.

Because we have become public by means of a reverse merger, we may not be able to attract the attention of major brokerage firms.

There may be risks associated with our becoming public through a “reverse merger.” Securities analysts of major brokerage firms may not provide coverage of us. No assurance can be given that brokerage firms will, in the future, assign analysts to cover the Company or want to conduct any secondary offerings on our behalf. If the Merger is completed, there will be no further market for our common stock, and our common stock will no longer be quoted on the OTCQB Market and will be deregistered under the Exchange Act.

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

Furthermore, for companies whose securities are traded in the OTCQB Market, it is more difficult to obtain accurate quotations, obtain coverage for significant news events (because major wire services generally do not publish press releases about such companies), and obtain needed capital. If the Merger is completed, there will be no further market for our common stock, and our common stock will no longer be quoted on the OTCQB Market and will be deregistered under the Exchange Act.

If there are large sales of a substantial number of shares of our common stock, our stock price may significantly decline.

If our stockholders sell substantial amounts of our common stock in the public market, including shares issued upon the exercise of outstanding options and warrants, the market price of our common stock could fall. These sales also may make it more difficult for us to sell equity or equity-related securities in the future at a time and price that we deem reasonable or appropriate. If the Merger is completed, there will be no further market for our common stock, and our common stock will no longer be quoted on the OTCQB Market and will be deregistered under the Exchange Act.

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

In order for us to obtain additional capital or complete a business combination, we may find it necessary to issue securities, including but not limited to debentures, options, warrants or shares of preferred stock, conveying rights senior to those of the holders of common stock. Those rights may include voting rights, liquidation preferences and conversion rights. To the extent senior rights are conveyed, the value of the common stock may decline. If the Merger is completed, there will be no further market for our common stock, and our common stock will no longer be quoted on the OTCQB Market and will be deregistered under the Exchange Act.

There are a large number of shares of our common stock underlying options, warrants, convertible promissory notes, convertible preferred stock and other rights that may be issued in the future, and the issuance of these shares of common stock may depress the market price of our common stock and cause immediate, and substantial dilution to our existing stockholders.

As of March 21, 2014, we had approximately 262,395 shares of common stock issued, of which 243,438 shares were outstanding and, outstanding options, warrants and convertible securities and other rights which are exercisable or convertible for an aggregate of approximately 3,237,000 additional shares of common stock. Of these options, warrants and convertible securities approximately 2,567,000 shares may be issued at an exercise or conversion price of $28.00 per share, and the balance at exercise or conversion prices between $8.35 and $200.00.

A significant portion of the shares issuable upon exercise or conversion of such options, warrants and convertible securities and other rights may be sold without restriction pursuant to Rule 144 or are the subject of registration rights in favor of the holders. Both the issuance of these shares and the subsequent resale of these shares may adversely affect the market price of our common stock. Additionally, the existence of these options, warrants, convertible securities and other rights results in substantial dilution to the ownership interests of common stockholders. Holders of options and warrants will have the ability to exercise their options and warrants prior to the Merger. From and after the completion of the Merger, holders of options and warrants outstanding immediately prior to the Merger will not receive any consideration in respect thereof.

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

See “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Summary of the Company’s Equity Capitalization,” elsewhere in this Annual Report. See also Item IA, “Risk Factors” – “If our proposed merger with MTS closes, the holders of our common stock will not receive any merger consideration for their shares.”

ITEM 1B . UNRESOLVED STAFF COMMENTS

None.

ITEM 2. PROPERTIES

New York, New York

The Company is a party to a lease for office space in New York, New York which expires August 2014.

As part of its strategic plan, the Company moved its headquarters from Florida to New York in 2010.  The Company has since closed the Florida office and has satisfied all obligations under the Florida office lease.

ITEM 3. LEGAL PROCEEDINGS

None.

ITEM 4. MINE SAFETY DISCLOSURES

None.

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market for Common Stock

Our common stock is quoted on the OTCQB Market (Operated by the OTC Market Group, Inc.) under the symbol “BDCG”. The market for our common stock is limited and subject to volatility. There is no certainty that our common stock will continue to be quoted on the OTCQB Market or that any liquidity exists for our stockholders.  If the Merger is completed, there will be no further market for our common stock. Our common stock will no longer be quoted on the OTCQB Market and will be deregistered under the Exchange Act.

The following table contains information about the range of high and low closing prices for our common stock for each quarterly period indicated during the last two fiscal years based upon reports of transactions on the OTCQB Market and the OTC Bulletin Board (on which our common stock was previously quoted).

Fiscal Quarter Ended	Low		High
December 31, 2011 - OTC Bulletin Board		$12.00		$40.00
March 31, 2012 - OTC Bulletin Board		$20.00		$40.00
June 30, 2012 - OTCQB Market		$6.00		$80.00
September 30, 2012 - OTCQB Market		$16.00		$28.00
December 31, 2012 - OTCQB Market		$4.00		$80.00
March 31, 2013 - OTCQB Market		$4.40		$8.00
June 30, 2013 - OTCQB Market		$7.20		$9.00
September 30, 2013 - OTCQB Market	$	N/A	$	N/A
December 31, 2013 - OTCQB Market		$0.76		$1.54

The source of these high and low prices was the OTC Bulletin Board and the OTCQB Market. These quotations reflect inter-dealer prices, without retail mark-up, markdown or commissions and may not represent actual transactions.

If the Merger does not close, it is anticipated that the market price of our common stock will continue to be subject to significant fluctuations in response to variations in our quarterly operating results, general trends in the market for the products we distribute, the volume of shares sought to be purchased or sold, and other factors, many of which we have little or no control over. In addition, broad market fluctuations, as well as general economic, business and political conditions, may adversely affect the market for our common stock, regardless of our actual or projected performance. On December 31, 2013, the closing price of our common stock as reported by the OTCQB Market was $0.76 per share.

Holders of Our Common Stock

As of March 21, 2014, we had 171 stockholders of record.

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

Additionally, under the Merger Agreement, we are restricted from paying any dividends without the prior consent of MTS.

Securities Authorized for Issuance under Equity Compensation Plans

At the end of our fiscal year ended December 31, 2013, and as of the date of this Annual Report, we have options outstanding under our 2006 and 2011 Equity Plans, which have not been approved by stockholders.  The 2006 Equity Plan provides for the issuance of up to 32,835 shares of our common stock.  As of December 31, 2013, options with respect to 20,884 shares of our common stock have been granted under the 2006 Equity Plan.  On May 30, 2012 our Board of Directors adopted an amendment to our 2011 Equity Plan to increase the number of shares available for issuance.  The 2011 Equity Plan now provides for the issuance of up to 500,000 shares of our common stock.  As of December 31, 2013, options with respect to 402,863 shares of our common stock have been granted under the 2011 Equity Plan.

The following table provides information about the Company’s common stock that may be issued upon the exercise of stock options under all of our equity compensation plans in effect as of December 31, 2013.

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plan (excluding securities reflected in column (a))
	(a)	(b)	(c)
Equity Compensation plans approved by stockholders	—	—	—

Equity Compensation plans not approved by stockholders	423,746	$33.00	109,088

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

Administration.  The 2011 Equity Plan may be administered by our Board of Directors or a Committee, as determined by our Board of Directors.  The Administrator of the 2011 Equity Plan, whether our Board of Directors or a designated Committee, will determine the terms of each stock option, including the exercise price, exercisability, and the number of shares for each option granted to participants. The Administrator will also determine the terms of each restricted stock grant, including the restriction period, the conditions for removal of restrictions and the number of shares granted to each participant.  The Administrator shall also have the discretion to implement an option exchange program whereby outstanding options are exchanged for options with a lower exercise price or amended to decrease the exercise price as a result in a decline in the fair market value of the common stock.

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

Change in Control of the Company. Upon a Change of Control (as defined in the 2011 Equity Plan), stock options and shares of restricted stock will become vested and exercisable only to the extent provided in the applicable option agreement or restricted stock purchase agreement.

Amendment of the 2011 Equity Plan. The Board of Directors may amend, suspend or terminate the 2011 Equity Plan. To the extent necessary to comply with applicable law, the Company must obtain stockholder approval for any amendment in such a manner as required. Any amendment or termination of the 2011 Equity Plan may not materially and adversely affect the rights of any optionee or holder of stock purchase rights without his or her consent. Under the terms of the Merge Agreement, all outstanding stock options will be cancelled and holders of such options will not be entitled to any merger consideration.

Termination of the 2011 Equity Plan. If the Merger does not close, the 2011 Equity Plan will terminate in February 2021.

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

Change in Control of the Company. Upon a Change of Control (as defined in the 2006 Equity Plan), stock options and shares of restricted stock will become vested and exercisable only to the extent provided in the applicable option agreement or restricted stock purchase agreement. Under the terms of the Merge Agreement, all outstanding stock options will be cancelled and holders of such options will not be entitled to any merger consideration.

Amendment of the 2006 Equity Plan. The Board of Directors may amend, suspend or terminate the 2006 Equity Plan. To the extent necessary to comply with applicable law, the Company must obtain stockholder approval for any amendment in such a manner as required. Any amendment or termination of the 2006 Equity Plan may not materially and adversely affect the rights of any optionee or holder of stock purchase rights without his or her consent.

Termination of the 2006 Equity Plan. If the Merger does not close, the 2006 Equity Plan will terminate in August 2016.

Securities Authorized for Issuance Outside of Equity Compensation Plans

At the end of our fiscal year ended December 31, 2013, and as of the date of this Annual Report, we have options outstanding outside of our 2006 and 2011 Equity Plans, which have not been approved by stockholders. As of December 31, 2013, options with respect to 146,789 shares of our common stock have been issued outside of the 2006 and 2011 Equity Plans.

Summary of the Company’s Equity Capitalization

The Company currently has both common stock and preferred stock issued and outstanding. The Company’s issued and outstanding common stock is all of a single class. The Company’s issued and outstanding preferred stock is comprised of Series A Participating Preferred Stock (“Series A Preferred”), Series C Convertible Preferred Stock (“Series C Preferred”), Series E Convertible Preferred Stock (“Series E Preferred”), Series E-1 Convertible Preferred Stock (“Series E-1 Preferred”) and Series E-2 Convertible Preferred Stock (“Series E-2 Preferred”). The Company also has outstanding warrants, options and other rights to acquire shares of our common stock. A summary of certain terms of these issued and outstanding shares of common stock and preferred stock and of these outstanding warrants, options and other rights is set forth below.

Overview of Rights, Privileges and Preferences of our Common Stock and Preferred Stock

As of March 21, 2014, we had 262,395 shares of common stock issued of which 243,438 shares were outstanding. We also had issued and had outstanding 215 shares of Series A Preferred, 10,000 shares of Series C Preferred, 11,831 shares of Series E Preferred, 1,334 shares of Series E-1 Preferred and 19,000 shares of Series E-2 Preferred. Our shares of Series A Preferred are not convertible into common stock, but would participate with holders of common stock in the distribution of any legally available assets or funds of the Company upon any liquidation, dissolution or winding-up (including a sale of the Company), with each share of Series A Preferred being treated as equivalent to 100 shares of common stock for such purposes. Our outstanding shares of Series C Preferred are convertible into an aggregate of 62,500 shares of common stock. As of March 21, 2014, our outstanding shares of Series E Preferred are convertible into approximately 500,000 shares of common stock. Our outstanding shares of Series E-1 Preferred are convertible into either approximately 56,000 shares of common stock (subject to the same adjustments as the Series E Preferred) or approximately 560 shares of Series A Preferred (subject to equitable adjustment for stock splits, stock combinations and similar events). As of March 21, 2014, our outstanding shares of Series E-2 Preferred are convertible into approximately 786,000 shares of common stock (subject to the same adjustments as the Series E Preferred).

As of March 21, 2014, if the Company issued all shares of common stock and Series A Preferred which may be issued as described above (assuming the conversion of the Series E-1 Preferred into common stock and not Series A Preferred), the Company would have outstanding approximately 1,647,500 shares of common stock and approximately 215 shares of Series A Preferred. Based on the terms and conditions of our outstanding shares of preferred stock, warrants, options and other rights (including the exercise prices of certain rights), we anticipate that a portion of the entire amount of such shares of common stock issuable as described above will not be issued, but we are unable to provide an accurate estimate of the actual number of such shares of our common stock that ultimately will be issued.

Aside from the conversion rights of our preferred stock and the conversion and exercise rights of the other outstanding instruments described above and the resulting number of our shares of common stock that may be issued as described above, the other rights, privileges and preferences of our outstanding preferred stock are complex and have a material impact on the value of our outstanding shares of common stock. Among other things, in connection with a liquidation, dissolution or winding-up of the Company (including a sale of the Company) our shares of preferred stock would be entitled to receive a potentially significant amount of the funds or property, if any, lawfully available for distribution to stockholders prior and in preference to any distribution to the holders of our common stock. Additionally, certain shares of our preferred stock would participate in any distribution to the holders of our common stock after the payment in full, if any, of such preferential amounts. For example, if the Company was liquidated, dissolved, wound-up or sold as of March 21, 2014, the holders of our preferred stock would be entitled to receive the following preferential amounts out of any proceeds or property available for distribution to stockholders – with such amounts payable in the following order of priority and prior and in preference to any payment to holders of common stock:

First, holders of our Series E Preferred, Series E-1 Preferred and Series E-2 Preferred would be entitled to receive (out of funds lawfully available for distribution to stockholders, if any) approximately $69,757,000 or, if the proceeds to such holders (based on their preference and participation with holders of common stock discussed below) exceeds 5x their investment amount, $37,592,000, minimum liquidation preference of approximately $22,000,000 (as of March 21, 2014 and which amount is expected to increase over time based on the accrual of unpaid dividends).

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

After payment of all of the foregoing preferential amounts, the holders of our common stock, Series A Preferred, Series E Preferred, Series E-1 Preferred and Series E-2 Preferred would share ratably in any funds or property remaining lawfully available for distribution to stockholders, with each share of Series A Preferred being treated as equivalent to 100 shares of common stock and each share of Series E Preferred, Series E-1 Preferred and Series E-2 Preferred being treated as if it had been converted to common stock.

Liquidation Preferences in the Proposed Merger with MTS

The merger consideration payable under the Merger Agreement is an amount equal to $15 million, minus transaction costs, minus closing liabilities, and plus or minus a working capital adjustment (to the extent the adjustment is outside the agreed upon collar), which we refer to as the “Merger Consideration.” The projected net proceeds of approximately $13 million will be substantially less than the aggregate liquidation preference of the Series E-2 Preferred (and substantially less than the aggregate invested capital by the holders of Series E-2 Preferred), which is entitled to the most senior liquidation preference under the Company’s Certificate of Incorporation in a transaction of this size. Consequently, all Merger Consideration will be paid to the holders of Series E-2 Preferred. Holders of Common Stock, Series A Preferred, Series C Preferred, Series E Preferred, or Series E-1 Preferred will not receive any consideration in the Merger with respect to such stock. The actual amount of net proceeds will vary based on a number of facts and circumstances, including the amounts of working capital, closing liabilities, and transaction expenses at the time of closing.

In accordance with the Company’s Certificate of Incorporation and as further described under “Overview of Rights, Privileges and Preferences of our Common Stock and Preferred Stock,” in a transaction with net proceeds less than or equal to the total stated value of the Series E Preferred, Series E-1 Preferred and Series E-2 Preferred (the “Total Stated Value”), the Series E-2 Preferred is treated as the most senior series of preferred stock; however, in a transaction with net proceeds greater than the Total Stated Value, the Series E Preferred, Series E-1 Preferred and Series E-2 Preferred would share in the net proceeds, pari passu, up to the aggregate liquidation preference of the Series E Preferred, Series E-1 Preferred and Series E-2 Preferred. As of March 19, 2014, the Total Stated Value was approximately $32.165 million and the liquidation preference of the Series E-2 Preferred was approximately $21.98 million. As a result, if the Merger had been completed as of March 19, 2014, all of the net proceeds of approximately $13 million would be applied to the liquidation preference of the Series E-2 Preferred.

The following tables illustrate (a) the respective aggregate liquidation preference of each series of preferred stock and (b) the cumulative liquidation preferences of series of preferred stock senior to the applicable series of capital stock for transactions involving, in each case as calculated as of March 19, 2014 in accordance the Company’s Certificate of Incorporation for a transaction with net proceeds (1) less than or equal to the Total Stated Value and (2) greater than Total Stated Value:

Net proceeds less than or equal the Total Stated Value:

Classes of Stock, Listed From Most Senior Liquidation Preference to Common Stock	Liquidation Preference of Applicable Series of Stock	Cumulative Liquidation Preferences of Preferred Stock Senior to Applicable Class or Series
Series E-2 Preferred (most senior)	$21.98 million	$0
Series E and E-1 Preferred	$10.185 million	$21.98 million
Series C Preferred	n/a	n/a
Series A Preferred	n/a	n/a
Common Stock	n/a	n/a

Net proceeds greater than Total Stated Value:

Classes of Stock, Listed From Most Senior Liquidation Preference to Common Stock	Liquidation Preference of Applicable Series of Stock	Cumulative Liquidation Preferences of Preferred Stock Senior to Applicable Class or Series
Series E, E-1 and E-2 Preferred (pari passu)	$69.7 million	$0
Series C Preferred	$6.5 million	$69.7 million
Series A Preferred	$85 thousand	$76.2 million
Common Stock	$0	$76.9 million

A holder of Series E-2 Preferred, on surrender of their Series E-2 Preferred, will receive a total amount equal to its allocation of the Merger Consideration, if any, on the basis of the Company’s Certificate of Incorporation, without interest and subject to required tax withholdings, and subject to any amounts placed in escrow. In this manner, each holder of Series E-2 Preferred will receive a percentage of the Merger Consideration equal to such holder’s percentage of the total liquidation preference payable to the holders of Series E-2 Preferred, all as determined at the closing of the Merger.

Because each share of Series E-2 Preferred has an accruing dividend, and because the holders of Series E-2 Preferred purchased shares of Series E-2 Preferred at different times, the Merger Consideration to be received per share of Series E-2 Preferred will vary as a result of the dividend accrued. For example, if the Merger had been completed as of March 19, 2014, based on the assumption of projected net proceeds of approximately $13 million, shares of Series E-2 Preferred issued on the following dates and held through the assumed closing date of the Merger would receive approximately the following amounts of Merger Consideration per share:

Series E-2 Preferred

Date of Issuance	$ per share
12/5/2011	$700.00
1/24/2012	$690.00
6/8/2012	$670.00
2/28/2013	$640.00

The actual Merger Consideration to be received per share of Series E-2 Preferred will therefore depend on the amount of accrued dividend for such share through the closing date of the Merger. The actual amount of net proceeds will vary based on a number of facts and circumstances, including the amounts of working capital, closing liabilities, and transaction expenses at the time of closing.

The Merger Consideration to be paid at closing will be reduced by (a) $1.5 million, which will be placed in escrow to cover potential indemnification claims, if any, and (b) $100,000 (subject to increase to up to $200,000), which will be placed in escrow to cover expenses of the stockholder representative, if any. These portions of the Merger Consideration will be distributed to the stockholders, if at all, in accordance with the terms of the escrow agreement and the Merger Agreement.

Additional rights, privileges and preferences of our preferred stock are summarized in other filings we have made with the Securities and Exchange Commission, including our Current Reports on Form 8-K filed with the Securities and Exchange Commission on January 7, 2010, February 8, 2011 and December 9, 2011. The above descriptions of our Series A Preferred, Series C Preferred, Series E Preferred, Series E-1 Preferred and Series E-2 Preferred are summaries only and are qualified in their entirety by reference to the terms of such preferred stock set forth in the Company’s Amended and Restated Certificate of Incorporation, the Agreement with Respect to Conversion and the Amendment No. 1 to Agreement with Respect to Conversion dated December 5, 2011, all of which are referenced as exhibits to this Annual Report and incorporated by reference herein.

ITEM 6.     SELECTED FINANCIAL DATA

As a “smaller reporting company” (as defined in Item 10 of Regulation S-K), the Company is not required to provide information required by this Item.

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

On March 5, 2014, the Company entered into a Merger Agreement with MTS pursuant to which a wholly-owned subsidiary of MTS will merge with and into the Company, resulting in the Company becoming a subsidiary of MTS. See Note 16 to our consolidated financial statements contained within Item 8, “Financial Statements and Supplementary Data” and the other disclosures in this Annual Report about the Merger for more information.

Overview

The Company, through its indirect, wholly-owned subsidiary, Bonds.com, Inc. (a registered broker-dealer and alternative trading system) operates an electronic trading platform under the name BondsPRO. This platform offers large institutional investors an alternative trading system to trade odd-lot fixed-income securities. Our customers are able to customize screens and utilize dynamic filtering capabilities to quickly and easily select and view only those market areas that meet their criteria. The platform supports a broad range of trading opportunities, offering cutting edge technology solutions for list trading, Application Programming Interface (“API”) based order submission, and user-defined portfolio-specific market views. The platform supports investment grade and high yield corporate bonds and emerging market debt. The BondsPRO platform provides users the ability to obtain real-time executable bids or offers on thousands of bond offerings sourced directly from broker-dealers and other end users. As a registered broker-dealer, Bonds.com, Inc. acts as riskless principal on all trades which allows our customers to trade anonymously on the platform. Our customer base includes corporate bond dealers, market-makers, and liquidity providers, all of which can access our platform for free. Unlike electronic trading platforms that charge subscription fees, access charges, ticket fees, or commissions in order to generate revenue, our platform allows us to generate revenue through mark-ups or mark-downs on secondary market securities on those aggressing on the platform. BondsPRO provides a direct connection between our institutional customers and the trading desks at our participating broker-dealers.

Technology

We rely on a third-party vendor for the technology and hardware that operate our BondsPRO trading platform. Disruptions in the services provided by third parties to us, including their inability or unwillingness to continue to license products that are critical to the success of our business at favorable terms or at all, could have a material adverse effect on our business, financial condition and results of operations.

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

Furthermore, as the electronic fixed income market evolves, we will be faced with increasingly complicated solution requirements, which will require more sophisticated technology solutions. Key to capturing, maintaining and growing market share will be the Company’s ability to deliver advanced technology solutions to our customer base in a cost efficient and timely manner.

Our biggest investment is in our people and relationships we build with our customers.

Financial Results of Operations

Earnings Overview

The Company has continued to incur operating losses. For the year ended December 31, 2013, we incurred a loss of $3.3 million, which was $3.7 million less than the loss of $7.0 million that we incurred for the year ended December 31, 2012. The change was due primarily to a $4.6 million increase in the value of derivative financial instruments resulting from a substantial decline in the calculated per-share price of our common stock as compared to December 31, 2012, offset by an increase in the Company’s operating expenses due to a (i) $0.9 million impairment on intangible assets, (ii) $1.0 million increase in payroll and related costs, and (iii) $1.3 million decrease in professional and consulting fees.

Revenue

The Company generates all of its revenue through its riskless principal trading activity. Customers who initiate trades (“aggressors”) on our platform pay a mark-up or mark-down on each trade based on the trade’s size and maturity. All trades, once matched on the platform, settle at our clearing firm and the net proceeds are credited to our account.

Total revenue declined by 1.4% to $7.5 million from $7.6 million for the twelve months ended December 31, 2013, compared to the same period in 2012. Our revenue is measured as a function of the aggregate value of the securities traded; therefore revenue varies based on the size of the applicable trade.

Operating Expenses

The primary operating expenses of the Company are compensation, technology and professional and consulting fees. Payroll expenses in 2013 and 2012 include salaries, bonuses, employee benefits and payroll taxes. In addition, there are share-based compensation expenses associated with the issuance of stock options under the Company’s employee equity plans. Our technology costs include license and other fees to our technology vendor, the cost of market data services, and other communication and technology costs. The professional and consulting fees are primarily corporate and regulatory counsel fees, audit and accounting services fees and sales, marketing and other consulting related costs.

Operating expenses increased 4.0%, or $0.6 million, to $15.6 million from $15.0 million for the twelve months ended December 31, 2013 compared to the twelve months ended December 31, 2012. The increase was due to a (i) $0.9 million increase related to the write-off of intangible assets in 2013, (ii) $1.0 million increase in payroll and payroll-related costs, and (iii) $1.3 million decrease in professional and consulting fees.

Other Income and Expense

Other income was approximately $4.8 million for the twelve month period ended December 31, 2013, compared to approximately $0.4 million for the twelve month period ended December 31, 2012. The change is primarily due to a $4.6 million increase in value of the Company’s derivative financial instruments.

Liquidity and Capital Resources

The Company continues to rely on investor capital to sustain its business. As of December 31, 2013, the Company had total current assets of approximately $1.6 million comprised of cash and cash equivalents ($1.4 million), and prepaid expenses and other assets ($0.2 million). This compares with current assets of approximately $5.7 million, comprised of cash and cash equivalents ($5.5 million), and prepaid expenses and other assets ($0.2 million), as of December 31, 2012. The decrease of $4.1 million is described more fully below.

The Company’s current liabilities as of December 31, 2013 totaled approximately $2.2 million, comprised primarily of accounts payable and accrued expenses. By comparison current liabilities at December 31, 2012 were approximately $9.8 million, comprised primarily of accounts payable and accrued expenses ($3.6 million), convertible and other notes payable ($0.4 million) and liabilities under derivative financial instruments ($5.8 million).

The working capital deficiency decreased approximately 84% or $3.4 million to $0.6 million at December 31, 2013 from $4.1 million at December 31, 2012.

During 2013, the Company raised additional equity capital, by the issuance of preferred stock and common stock warrants in the aggregate amount of $2.0 million.

Subsequent to year-end 2013, on February 26, 2014, Bonds.com Holdings, Inc., the wholly-owned subsidiary of Bonds.com Group, Inc., issued secured promissory notes in the aggregate principal amount of $1,500,000 to Mida Holdings (“Mida”; $361,700), Daher Bonds Investment Company (“DBIC” - $542,550), Oak Investment Partners XII, Limited Partnership (“Oak” - $271,275), GFINet Inc. (“GFI” - $271,275) and Trimarc Capital Fund, L.P. (“Trimarc” - $53,200) (each of the notes, a “Bridge Note,” and collectively, the “Bridge Notes”). Each of these entities is affiliated with one or more of our directors. The Bridge Notes will accrue simple interest at a rate of 10% per annum, payable upon maturity. Each Bridge Note has a maturity date of the earlier of (i) May 26, 2014 and (ii) the date of any change of control.

The Bridge Notes are subject to customary events of default, provide customary remedies upon an event of default and restrict the incurrence of additional indebtedness. The Bridge Notes are secured by a first priority security interest and lien in the capital stock of our major operating subsidiary, Bonds.com, Inc., pursuant to the terms of a Pledge Agreement, dated as of February 26, 2014, by and among Bonds.com Holdings, Inc., BCA LLC, as collateral agent, and the holders of the Bridge Notes (the “Pledge Agreement”). Under the Pledge Agreement, upon an event of default, the collateral agent, on behalf of the holders of Bridge Notes, may take possession of the capital stock of Bonds.com, Inc. and all funds generated therefrom and may liquidate the capital stock, among other options.

Our business is dependent upon the availability of adequate funding and regulatory capital under applicable regulatory requirements. Historically, we have satisfied these needs primarily through equity and debt financing. Our ability to continue operations and grow our business depends on our ability to raise additional funds and generate our targeted revenues. We would need to raise additional funds to satisfy our working capital needs.

The following is a summary of the Company’s cash flows provided by (used in) operating, investing, and financing activities for the twelve months ended December 31, 2013 and 2012 (in 000’s):

	2013	2012

Net cash used in operating activities	$(5,503)	$(6,559)
Net cash used in investing activities	$(208)	$(1,335)
Net cash provided by financing activities	$1,569	$5,121
Net decrease in cash and cash equivalents	$(4,142)	$(2,773)

Operating Activities. Cash used in operations for the year ended December 31, 2013 amounted to $5.5 million, consisting primarily of a net loss of $3.3 million, adjusted for a non-cash related change in value of derivative financial instruments of $4.9 million and payments to reduce accounts payable and accrued expenses of $0.8 million, offset by share-based compensation of $2.2 million and impairment of intangible asset of $0.9 million.

Cash used in operations for the year ended December 31, 2012 amounted to $6.6 million, consisting primarily of a net loss of $7.0 million, adjusted for non-cash related items of $1.4  million and payments to reduce our accounts payable and accrued expenses of $0.9 million.

Investing Activities. Cash used in investing activities of $0.2 million for the year ended December 31, 2013, primarily consisted capitalized software cost.

Cash used in investing activities of $1.3 million for the year ended December 31, 2012, primarily consisted of capitalized software costs associated with the development of the new platform and leasehold improvements associated with the Company’s new headquarters.

Financing Activities. Net cash provided by financing activities of $1.6 million for the year ended December 31, 2013, primarily consisted of net proceeds from the issuance of preferred stock and common stock warrants of $2.0 million offset by the repayment of certain promissory notes payable for $0.4 million.

Net cash provided by financing activities of $5.1 million for the year ended December 31, 2012, primarily consisted of net proceeds from the issuance of preferred stock and related common stock purchase warrants of $6.9 million offset by repayments of certain promissory notes payable of $1.8 million.

Going Concern

Our independent auditors have added an emphasis paragraph to their audit opinions issued in connection with the consolidated financial statements of Bonds.com Group, Inc. for the years ended December 31, 2013 and 2012, with respect to the substantial doubt that exists regarding our ability to continue as a going concern due to our recurring losses from operations and our accumulated deficit. We have a history of operating losses since our inception in 2005, and have a working capital deficiency of approximately $0.6 million; an accumulated deficit of approximately $55.2 million and stockholders’ equity of approximately $0.6 million at December 31, 2013, which together raises substantial doubt about the Company’s ability to continue as a going concern. Our ability to continue as a going concern will be determined by our ability to sustain a successful level of operations and to continue to raise capital from debt, equity and other sources.

Critical Accounting Policies and Estimates

The preparation of financial statements and related disclosures in conformity with accounting principles generally accepted in the United States (“U.S. GAAP”) requires estimates and assumptions that affect the reported amounts of assets and liabilities, revenues and expenses and related disclosures of contingent assets and liabilities in the financial statements and accompanying notes. The SEC has defined a company’s critical accounting policies as the ones that are most important to the portrayal of the company’s financial condition and results of operations, and which require the company to make its most difficult and subjective judgments, often as a result of the need to make estimates of matters that are inherently uncertain. We believe that our estimates and assumptions are reasonable under the circumstances; however, actual results may vary from these estimates and assumptions. We have identified in Note 2 - “Summary of Significant Accounting Policies” to the Financial Statements contained in this Annual Report our critical accounting policies that affect the more significant judgments and estimates used in the preparation of the financial statements.

Income Taxes

We recognize deferred income taxes for the temporary timing differences between U.S. GAAP and tax basis taxable income. Deferred tax assets are reduced by a valuation allowance when, in the opinion of management, it is more likely than not that some portion or all of the deferred tax assets will not be realized. We evaluate and determine on a periodic basis the amount of the valuation allowance required and adjust the valuation allowance as needed. As of December 31, 2013 and 2012, a valuation allowance was established for the full amount of deferred tax assets due to the uncertainty of its realization.

Share-Based Compensation

We measure equity-based compensation awards at the grant date (based upon an estimate of the fair value of the compensation granted) and recorded to expense over the requisite service period, which generally is the vesting period. Accordingly, we estimate the value of employee stock options using a Black-Scholes option pricing model, where the assumptions necessary for the calculation of fair value include the value of the stock issuable upon exercise of the option, expected term and expected volatility, which are subjective and represent management’s best estimate based on the characteristics of the options granted.

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

Off-Balance Sheet Arrangements

None.

Contractual Obligations

As a “smaller reporting company” (as defined in Item 10 of Regulation S-K), the Company is not required to provide information required by this Item.

ITEM 7A.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

As a “smaller reporting company” (as defined in Item 10 of Regulation S-K), the Company is not required to provide information required by this Item.

ITEM 8.     FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The following report and financial statements are contained in this Annual Report:

-	Report of Independent Registered Public Accounting Firm;

-	Consolidated Balance Sheets - December 31, 2013 and 2012;

-	Consolidated Statements of Operations - For the Years ended December 31, 2013 and 2012;

-	Consolidated Statements of Changes in Stockholders’ Deficit - Period from January 1, 2012 to December 31, 2013;

-	Consolidated Statements of Cash Flows - For the Years ended December 31, 2013 and 2012; and

-	Notes to Consolidated Financial Statements.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A.   CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Disclosure controls and procedures are designed with the objective of ensuring that information required to be disclosed in reports filed by the Company under the Exchange Act, such as this Annual Report, is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission. Disclosure controls and procedures are also designed with the objective of ensuring that such information is accumulated and communicated to management, including the president and chief financial officer as appropriate to allow timely decisions regarding required disclosure.

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

Based on management’s evaluation, our President and Chief Financial Officer concluded that, as of December 31, 2013, our disclosure controls and procedures were not operating effectively to provide reasonable assurance that information required to be disclosed in our periodic reports filed with the Securities and Exchange Commission was recorded, processed and summarized effectively.

Our determination was based on our conclusion that we had a material weakness in our internal control over financial reporting, which we considered an integral part of our disclosure controls and procedures.

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

Management has assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2013 using criteria established by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in “Internal Control-Integrated Framework” issued in 1992 and concluded that the Company did not maintain effective internal control over financial reporting as of December 31, 2013 based on these criteria.

As of December 31, 2013, Management’s assessment identified a weakness in the Company’s internal control over financial reporting related to a lack of review controls over internal calculations.

The Company concluded that this deficiency constituted a material weakness in internal control over financial reporting which could have resulted in a material misstatement to our annual or interim consolidated financial statements.

Based on the Company’s processes and assessment, as described above, management has concluded that, as of December 31, 2013, the Company’s internal control over financial reporting was not effective and there is reasonable possibility that a material misstatement to the Company’s annual or interim consolidated financial statements could occur and not be prevented or detected by its internal controls in a timely manner.

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

Changes in Internal Control of Financial Reporting

There were no changes in our internal control over financial reporting that occurred during the fourth quarter of 2013 that have materially affected or are reasonably likely to materially effect our internal control over financial reporting.

ITEM 9B.   OTHER INFORMATION

None.

PART III

Item 10.    Directors, Executive Officers and Corporate Governance

Our Directors and Executive Officers

Certain information with respect to our directors and our executive officers, as of March 21, 2014, appears below and was furnished in part by each such person.

Name	Age	First Elected	Position(s)
Michel Daher	52	December 2011	Director
Henri J. Chaoul, Ph. D.	46	December 2011	Director; Chair of the Audit Committee and Member of the Compensation Committee
Michael Gooch	54	December 2011	Director, Member of the Compensation Committee
Patricia Kemp	51	February 2011	Director; Chair of the Compensation Committee and Member of the Audit Committee
John Simmons	58	November 2013	Director, Member of the Special Committee
Philip Goodeve	53	November 2013	Director, Chair of the Special Committee
Marc Daher	23	October 2012	Director
Michael Trica	38	February 2013	Director
George O’Krepkie	48	February 2011	Director, Interim Chairman, President and Interim Co-Chief Executive Officer
John M. Ryan	61	February 2011	Chief Financial Officer, Chief Administrative Officer and Interim Co-Chief Executive Officer

Michel Daher joined our Board of Directors in December 2011. In 2003, Mr. Daher founded Master Global Assets, an investment vehicle charged with managing the Daher family’s investment activities. After accumulating a track record of consistent, outperforming returns, Mr. Daher went on to co-found the first hedge fund operations in the Middle East. In 2009, Mr. Daher co-founded and since then serves as Chairman of the Board of Master Capital Group SAL, one of the largest non-bank affiliated dealers broker that specifically caters to the Middle East and North Africa. In 2010, Mr. Daher founded a private equity fund targeting the FMCG sector in the Levant area. Mr. Daher also serves on the board of Victor IB Holdings, an Equities and Options broker for small institutional investors and high net worth individuals in the United States. Mr. Daher serves on the board of the Association of Lebanese Industrials as a result of being the founder and owner of two of the largest FMCG production and distribution companies in the region. Between 2007 and 2010, Mr. Daher served on the board of Forex Capital Markets LLC as one of the company’s largest stockholders. Michael Daher is Marc Daher’s father.

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

Michael Gooch was elected to our Board of Directors on December 15, 2011. Mr. Gooch is the Executive Chairman of the Board of Directors GFI Group Inc. since he founded the company in 1987. Prior to founding GFI Group, Inc., Mr. Gooch worked for the Refco Group, Bierbaum Martin, Harlow Meyer Savage, Citibank and Tullet & Riley. Mr. Gooch has over three decades of experience in the wholesale brokerage industry.

Patricia Kemp joined our Board of Directors on February 2, 2011. Ms. Kemp is a Director of Financial Services Technology at Oak Investment Partners. Ms. Kemp joined the firm in February 2003 and focuses on the firm’s investments in the financial services information technology space. Ms. Kemp has over 11 years of senior management experience at Cendant Corporation. At various times, she was responsible for the marketing, operations or general management of a variety of direct marketing credit card affinity programs, the Entertainment Publications subsidiary, and the Welcome Wagon and Getting to Know You subsidiaries. Ms. Kemp serves on the boards of directors of private companies that Oak Investment Partners has invested in, including TxVia, Inc. and Kuaipay. She holds an M.B.A. from Stanford University’s Graduate School of Business and a B.A. from Stanford University.

John Simmons joined our Board of Directors on November 27, 2013. Mr. Simmons is the Chief Executive Officer of Growth Advisors, LLC. He is an accomplished business leader with significant operations, finance, and board experience in growth-oriented companies. Mr. Simmons served on the Board of Directors for Lifestyle Family Fitness, and also as its President and Chief Executive Officer. Mr. Simmons served as President of Quantum Capital Partners, a private equity firm that invested in growth companies in the consumer services, internet and software industries. Mr. Simmons is a CPA who was with KPMG LLP where he audited Publix Super Markets, Jabil Circuit, Danka Business Systems, and Checkers Drive-In Restaurants. He was also was partner in-charge of the Private Business Advisory Services and High Technology Practices for the West Coast of Florida.

 Philip Goodeve joined our Board of Directors on November 27, 2013. Mr. Goodeve has over 25 years of experience in the global capital markets and has been a corporate finance consultant since 2009. He has led over 100 change of control transactions, 10 IPOs and 15 turnarounds. Most recently, Mr. Goodeve was Chief Financial Officer of FINCA International Inc., one of the largest microfinance banking groups in the world, with operations in 21 countries. Amongst other roles prior to that, Mr. Goodeve was the Global Co-Head of Financial Services Investment Banking for CIBC Capital Markets. Mr. Goodeve also currently serves on the Board of Integral Securities in Canada, and he has served on numerous other public and private company boards. Mr. Goodeve’s experience in the global capital markets provides a valuable perspective to the Board on strategy, competitive industry dynamics and capital markets transactions.

Marc Daher joined our Board of Directors in October 2012. Mr. Daher is a Managing Director at Daher Capital. Mr. Daher joined Daher Capital in 2007. Mr. Daher’s current work also involves leading Master Capital Group, one of the largest non-bank affiliated dealer brokers that specifically caters to the Middle East and North Africa and is regulated by the Central Bank of London. Mr. Daher also serves as a Board Member of Daher Foods and Master Capital Group. He holds a B.S. in Economics and Finance from the Lebanese American University.

Michael Trica was elected to our Board of Directors on February 28, 2013. Mr. Trica is founder of, and served as portfolio manager for Trimarc Capital Fund, L.P. (“Trimarc”) since April 2006. He also is Director of Oakum Bay Capital, LLC, investment advisor to Trimarc. From July 2008 to December 2011, Mr. Trica served as a portfolio manager for KVO Capital Management, LLC. Prior to founding Trimarc, Mr. Trica managed private portfolios from 1997 to 2006. Mr. Trica received a BS in Finance from the Wharton School at the University of Pennsylvania.

George O’Krepkie was appointed as our President on February 2, 2011. In December 2013, Mr. O’Krepkie was appointed Interim Chairman, Interim Co-Chief Executive Officer. Prior to being appointed as President, Mr. O’Krepkie was employed as our Head of Sales since December 2009. Prior to joining the Company, Mr. O’Krepkie was Director of Fixed Income for BTIG LLC, an institutional brokerage and fund services company that provides order execution, ECN services, outsource trading and brokerage services, from January 2009 to December 2009. From July 1999 until September 2008, Mr. O’Krepkie was employed with MarketAxess Holdings, Inc., which operates an electronic trading platform, most recently as its Head of Dealer Relationship Management. Mr. O’Krepkie graduated from the University of Maryland.

John M. Ryan was appointed as our Chief Administrative Officer on February 2, 2011 and to the additional post of Chief Financial Officer in September 2011. In December 2013, Mr. Ryan was appointed Interim Co-Chief Executive Officer. Prior to that Mr. Ryan was employed by the Company in various capacities since approximately January 2010. Prior to joining the Company, Mr. Ryan was the Business Administration Director at Shortridge Academy Ltd., a co-educational therapeutic boarding school in New Hampshire, for approximately five years. Mr. Ryan continues to be a member of Shortridge Academy’s Board of Directors and its part-time CFO. From 2002 to 2003, Mr. Ryan was a Managing Director, CFO and CAO of Zurich Capital Markets, Inc. While at Zurich Capital Markets, Mr. Ryan served as a Director and Chair of the Audit Committee of Zurich Bank (Ireland). Mr. Ryan was previously with Greenwich Capital Markets from 1985 to 2001 in various management roles and was CFO when he left. He is a graduate of Trinity College Dublin and is a Chartered Accountant.

The size and composition of our Board is the subject of detailed voting arrangements among the Company and certain of our stockholders. Such voting arrangements are described below under “Voting Arrangements.” In addition to those voting arrangements, the Board considered the following experience and attributes of Messrs. Michel Daher, Chaoul, Gooch, O’Krepkie, Marc Daher and Ms. Kemp:

 Michel Daher

•	Leadership and operating experience in the financial services industry, including as co-founder of the first hedge fund operations in the Middle East, as well as current responsibilities as Chairman of the largest non-bank affiliated dealer-broker in Lebanon.
•	Outside board of director experience as a director of Victor IB Holdings and a previous director of Forex Capital Markets.

Henri J. Chaoul, Ph.D.

•	Leadership and operating experience in the financial services industry, including as co−founder of a hedge fund as well as current responsibilities as Chief Executive Officer of the largest independent non-bank affiliated dealer-broker in Lebanon.
•	Outside board of director experience as a director of CreditBank.
•	Significant investment banking and management consulting experience covering a number of industries and regions in the world.

Michael Gooch

•	Leadership and senior management experience at a major financial services and brokerage firm as founder, chairman and CEO of the GFI Group, Inc.
•	Over thirty years experience in the brokerage industry.
•	Success in founding and building a financial services company into a dominant participant in its part of the market.

Patricia Kemp

•	Leadership and management experience at Cendant corporation.
•	Extensive experience of investing in the financial services and technology space, and on board of directors of those companies.

John Simmons

•	Leadership and senior management experience in public and private growth companies.
•	Financial expert with M&A experience.
•	Outside board of directors experience previously with MedQuist, Technology Research Corporation, SRI Surgical and Lifestyle Family Fitness.

Philip Goodeve

•	Leadership and operating experience in the financial services and broker-dealer industries internationally.
•	Outside board of directors experience as a director with various public and private companies.

Marc Daher

•	Leadership, management and operating experience in the financial services industry.
•	Outside board of director experience as a Member of the Board at Daher Foods and Master Capital Group.

Michael Trica

•	Leadership and senior management experience at major financial services firm as founder of Trimarc Capital.
•	Outside board of director experience as a Member of the Board at Oakum Bay Capital, LLC.

George O’Krepkie

•	President and Interim Co-Chief Executive Officer and former Head of Sales of the Company.
•	Prior success and significant sales and operational experience with a competitor of the Company

Voting Arrangements

The Company, Daher Bonds Investment Company (“DBIC”), Mida Holdings, Oak Investment Partners XII, Limited Partnership (“Oak”), GFINet Inc. (“GFI”), Bonds MX, LLC Trimarc Capital Fund, L.P (“Trimarc”) and other security holders of the Company are parties to an Amended and Restated Series E Stockholders’ Agreement dated February 28, 2013 (the “Stockholders Agreement”).

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

Patricia Kemp (as a designee of Oak), Michel Daher (as a designee of DBIC and Mida), Marc Daher (as a designee of DBIC and Mida), Henri J. Chaoul, Ph.D.(as a designee of DBIC and Mida), Michael Trica (as a designee of Trimarc), and Michael Gooch (as a designee of GFI), each were elected to the Board of Directors pursuant to the foregoing obligations under the Stockholders Agreement.

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

The full text of the Code of Ethics is available on our website at www.bonds.com or in print upon written request addressed to the Secretary of the Company, without charge to any person. Requests should be addressed to Bonds.com Group, Inc., Attn: Secretary, 1500 Broadway, 31st floor, New York, New York 10036.

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

SECTION 16(a) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

Section 16(a) of the Securities Exchange Act of 1934, as amended, generally requires our directors and executive officers and persons who own more than 10% of a registered class of our equity securities (“10% owners”) to file with the SEC initial reports of ownership and reports of changes in ownership of common stock and other equity securities of the Company. Directors and executive officers act 10% owners are required by SEC regulation to furnish us with copies of all Section 16(a) reports they file. To our knowledge, based solely on review of copies of the reports furnished to us during the period from January 1, 2013 to December 31, 2013, Bonds MX, LLC, Edwin L. Knetzger III and Robert Jones, failed to timely file certain Form 4 filings with respect to the acquisition of beneficial ownership of our Common Stock in January 2013 and June 2013.

Item 11.   Executive Compensation

The following table sets forth, in summary form, the compensation for the fiscal years ended December 31, 2013 and 2012 of certain of our current and former executive officers as of the end of our most recently completed fiscal year, who constitute all of the Company’s “Named Executive Officers” for such fiscal years pursuant to SEC rules.

Bonds.com Group, Inc.

2013 and 2012 Summary Compensation Table

Name and Principal		Salary	Option Awards	Bonus	All Other Compensation		Total Compensation
Position	Year	($)	($)	($)	($)	Ref.	($)
Thomas Thees	2012	$192,432	$961,644	$75,000	$10,087	(11)	$1,239,163
Chief Executive Officer (1)(6)	2013	$284,600	$1,713,756	$85,000	$30,845	(11)	$2,114,201

Michael O. Sanderson	2012	$—	$—	$—	$241,319	(9)	$241,319
Chief Executive Officer (2)	2013	$—	$—	$—	$100,000	(9)	$100,000

George O’Krepkie	2012	$300,000	$85,888	$50,000	$35,014	(12)	$470,902
President (3)(7)	2013	$300,000	$264,766	$129,633	$24,971	(12)	$719,370

John Ryan
Chief Administrative Officer/	2012	$200,000	$93,742	$75,000	$22,086	(13)	$390,828
Chief Financial Officer (4)(8)	2013	$225,000	$83,507	$144,633	$41,328	(13)	$494,468

David J. Weisberger	2012	$80,208	$122,490	$—	$93,826	(10)	$296,524
Chief Operating Officer (5)	2013	$—	$—	$—	$102,083	(10)	$102,083

(1)	Thomas Thees was appointed Chief Executive officer of the Company on June 1, 2012. Mr. Thees’ employment terminated in December 2013. The Company and Mr. Thees are parties to a Consulting Agreement dated December 17, 2013, which is described below under “EMPLOYMENT AGREEMENTS AND POTENTIAL PAYMENTS UPON TERMINATION OR CHANGE-IN-CONTROL.”
(2)	Michael O. Sanderson was appointed Chief Executive Officer of the Company on February 26, 2010. Mr. Sanderson’s employment terminated in December 2011. See “Separation Agreement with Michael O. Sanderson” noted below.
(3)	George O’Krepkie was appointed President of the Company on February 2, 2011. Formerly, Mr. O’Krepkie was Head of Sales at the Company. In December 2013 Mr. O’Krepkie was appointed Interim Co-Chief Executive Officer. The Company and Mr. O’Krepkie are parties to an Employment Agreement dated February 2, 2011, which is described below under “EMPLOYMENT AGREEMENTS AND POTENTIAL PAYMENTS UPON TERMINATION OR CHANGE-IN-CONTROL.”
(4)	John Ryan was appointed Chief Administrative Officer of the Company on February 2, 2011. In October 2011 Mr. Ryan was appointed to the additional role of Chief Financial Officer. In December 2013, Mr. Ryan was appointed Interim Co-Chief Executive Officer. The Company and Mr. Ryan are parties to an Employment Agreement dated February 2, 2011, which is described below under “EMPLOYMENT AGREEMENTS AND POTENTIAL PAYMENTS UPON TERMINATION OR CHANGE-IN-CONTROL.”
(5)	David J. Weisberger was appointed Chief Operating Officer of the Company on February 24, 2012. Mr. Weisberger’s employment terminated July 31, 2012. See “Separation Agreement with David J. Weisberger” noted below.
(6)	On June 1, 2012, Mr. Thees was granted the right to purchase a total of 78,000,000 shares of common stock at a strike price of $0.09. 25% vested at grant and the remaining rights vest quarterly over a three-year period. The amounts set forth in the “Option Awards” column for 2012 represent the aggregate grant date fair value of awards made during the fiscal year ended December 31, 2012 in accordance with ASC Topic 718 of the Financial Accounting Standards Board Accounting Standards Codification. The amounts set forth in the “Option Awards” column for 2013 represent the aggregate grant date fair value of awards made during the fiscal year ended December 31, 2012 in accordance with ASC Topic 718 of the Financial Accounting Standards Board Accounting Standards Codification. On December 11, 2013, the Company and Mr. Thees entered into a Consulting Agreement, which resulted in the acceleration of recognizing compensation expense pertaining to Mr. Thees’ award. At December 31, 2013, the Company recognized approximately $1,034,000 of additional compensation expense associated with the acceleration. Assumptions used in the calculation of these amounts are included in Note 16.
(7)	In February 2, 2011 and July 14, 2011, Mr. O’Krepkie was granted the right to purchase a total of 36,750,000 and 3,901,780 shares of common stock, respectively, at various strike prices ranging from $0.7 to $0.105. Approximately 18 million of the option vested at grant date and the balance vest over various periods from 3 to 4 years. The amounts set forth in the “Option Awards” column represent the aggregate grant date fair value of awards made during the fiscal year ended December 31, 2012 in accordance with ASC Topic 718 of the Financial Accounting Standards Board Accounting Standards Codification. Assumptions used in the calculation of these amounts are included in Note 16.
(8)	On July 14, 2011 and May 30, 2012, Mr. Ryan was granted the right to purchase a total of 8,000,000 and 4,500,000 shares of common stock, respectively, at various strike prices ranging from $0.07 to $0.075. Approximately 3.1 million of these options vested at grant date and the balance vest over a four-year period. The amounts set forth in the “Option Awards” column represent the aggregate grant date fair value of awards made during the fiscal year ended December 31, 2012 in accordance with ASC Topic 718 of the Financial Accounting Standards Board Accounting Standards Codification. Assumptions used in the calculation of these amounts are included in Note 16.
(9)	In 2013 and 2012, Mr. Sanderson was paid $100,000 and $241,319, respectively, in accordance with his separation agreement. See “Separation Agreement with Michael O. Sanderson” noted below.
(10)	In 2013 and 2012, Mr. Weisberger was paid $102,083 and 85,131, respectively in accordance with his separation agreement. See “Separation Agreement with David J. Weisberger” noted below. While employed as Chief Operating Officer, the Company paid 100% of Mr. Weisberger’s health and other benefit costs amounting to $8,695 in 2012.
(11)	The Company paid 100% of Mr. Thees’ health and other benefit costs.
(12)	The Company paid 100% of Mr. O’Krepkie’s health and other benefit costs.
(13)	In 2013 and 2012 the Company paid 100% of Mr. Ryan’s health and other benefit costs, and a rental allowance.

Bonds.com Group, Inc.

Outstanding Executive Equity Awards at Fiscal Year-End

	Options Award
	Number of Securities	Number of Securities
	Underlying Unexercised	Underlying Unexercised	Option	Option
Name	Options Exercisable	Options Unexercisable	Exercise Price	Expiration Date

Thomas Thees (1)	121,875	73,125	$36.00	05/10/19
George O’Krepkie (2)	46,438	—	$28.00	02/02/18
George O’Krepkie (3)	46,438	—	$42.00	02/02/18
George O’Krepkie (4)	7,011	2,743	$30.00	07/14/18
John Ryan (5)	14,375	5,625	$30.00	07/14/18
John Ryan (6)	5,977	5,273	$28.00	05//30/19
David Weisberger (7)	12,500	—	$42.00	02/02/18
David Weisberger (8)	12,500	—	$28.00	02/02/18
David Weisberger (9)	6,250	—	$28.00	05/30/19

(1)	On May 10, 2012, Thomas Thees was granted 195,000 equity options to purchase common stock. 47,500 vested on June 1, 2012, while the remaining 147,500 vest quarterly over three years from grant date with a final vesting date of June 1, 2015.
(2)	On February 2, 2011, George O’Krepkie was granted 46,438 equity options to purchase common stock. These options vested immediately upon issuance on February 2, 2011.
(3)	On February 2, 2011, George O’Krepkie was granted 46,438 equity options to purchase common stock. These options vest quarterly over three years from grant date with a final vesting date of February 2, 2014.
(4)	On July 14, 2011, George O’Krepkie was granted 9.754 equity options to purchase common stock. 2,439 vested upon issuance on July 14, 2011, while the remaining 7,315 vest quarterly over four years from grant date with a final vesting date of July 14, 2015.
(5)	On July 14, 2011, John Ryan was granted 20,000 equity options to purchase common stock. 5,000 vested upon issuance on July 14, 2011, while the remaining 15,000 vest quarterly over four years from grant date with a final vesting date of July 14, 2015.
(6)	On May 30, 2012, John Ryan was granted 11,250 equity options to purchase common stock. 2,813 vested upon issuance on July 14, 2011, while the remaining 8,437 vest quarterly over four years from grant date with a final vesting date of May 30, 2016.
(7)	On February 2, 2011, David Weisberger was granted 12,500 equity options to purchase common stock. Vesting of these options was modified in accordance with Mr. Weisberger’s Separation Agreement noted within the “Employment Agreements with Executive Officers” section of Item 11.
(8)	On February 2, 2011, David Weisberger was granted 12,500 equity options to purchase common stock. Vesting of these options was modified in accordance with Mr. Weisberger’s Separation Agreement noted within the “Employment Agreements with Executive Officers” section of Item 11.
(9)	On May 30, 2012, David Weisberger was granted 6,250 equity options to purchase common stock. Vesting of these options was modified in accordance with Mr. Weisberger’s Consulting Agreement noted within the “Employment Agreements with Executive Officers” section of Item 11.

2013 DIRECTOR COMPENSATION

	Paid in Cash	Option Awards	All Other Compensation (5)	Total
Name	($)	($)	($)	($)

Henri J. Chaoul (1)	—	89,998	51,000	140,998
Michel Daher (9)	—	60,500	34,000	94,500
Marc Daher (3)	—	13,999	25,000	38,999
Michael Gooch (6)	—	58,497	37,500	95,997
Patricia Kemp (2)	—	85,500	35,500	121,000
Edwin L. Knetzger (7)	—	86,999	56,333	143,332
H. Eugene Lockhart (8)	—	60,500	30,917	91,417
John Simmons (4)	10,000	—	5,000	15,000
Philip Goodeve (4)	10,000	—	5,000	15,000

(1)	Elected to the Board in December 2011. In consideration of 2012 earned directors’ fees, on June 20, 2013 Mr. Chaoul was granted equity options to purchase 16,625 shares of common stock at a strike price of $8.35. These shares were fully vested on the grant date. The amounts set forth in the “Option Awards” column represent the aggregate grant date fair value of awards made during the fiscal year ended December 31, 2013 in accordance with ASC Topic 718 of the Financial Accounting Standards Board Accounting Standards Codification. Assumptions used in the calculation of these amounts are included in Note 16.
(2)	Elected to the Board in February 2011. In consideration of 2012 earned directors’ fees, on June 20, 2013 Ms. Kemp was granted equity options to purchase 15,794 shares of common stock at a strike price of $8.35. These shares were fully vested on the grant date. The amounts set forth in the “Option Awards” column represent the aggregate grant date fair value of awards made during the fiscal year ended December 31, 2013 in accordance with ASC Topic 718 of the Financial Accounting Standards Board Accounting Standards Codification. Assumptions used in the calculation of these amounts are included in Note 16.
(3)	Elected to the Board in October 2012. In consideration of 2012 earned directors’ fees, on June 20, 2013 Mr. Daher was granted equity options to purchase 2,586 shares of common stock at a strike price of $8.35. These shares were fully vested on the grant date. The amounts set forth in the “Option Awards” column represent the aggregate grant date fair value of awards made during the fiscal year ended December 31, 2013 in accordance with ASC Topic 718 of the Financial Accounting Standards Board Accounting Standards Codification. Assumptions used in the calculation of these amounts are included in Note 16.
(4)	Elected to the Board in November 2013. Other Compensation amounts were paid in Cash in January 2014.
(5)	The total amount of earned fees by each director (with the exception of Simmons and Goodeve) in fiscal year 2013 is included in the All Other Compensation column above.
(6)	Elected to the Board in December 2011. In consideration of 2012 earned directors’ fees, on June 20, 2013 Mr. Gooch was granted equity options to purchase 10,806 of common stock at a strike price of $8.35. These shares were fully vested on the grant date. The amounts set forth in the “Option Awards” column represent the aggregate grant date fair value of awards made during the fiscal year ended December 31, 2013 in accordance with ASC Topic 718 of the Financial Accounting Standards Board Accounting Standards Codification. Assumptions used in the calculation of these amounts are included in Note 16.
(7)	In consideration of 2012 earned directors’ fees, on June 20, 2013 Mr. Knetzger was granted equity options to purchase 134,193 shares of common stock at a strike price of $8.35. These shares were fully vested on the grant date. The amounts set forth in the “Option Awards” column represent the aggregate grant date fair value of awards made during the fiscal year ended December 31, 2013 in accordance with ASC Topic 718 of the Financial Accounting Standards Board Accounting Standards Codification. Assumptions used in the calculation of these amounts are included in Note 16. Mr. Knetzger resigned in November 2013.
(8)	Elected to the Board in February 2011. In consideration of 2012 earned directors’ fees, on June 20, 2013 Mr. Lockhart was granted equity options to purchase 11,176 shares of common stock at a strike price of $8.35. These shares were fully vested on the grant date. The amounts set forth in the “Option Awards” column represent the aggregate grant date fair value of awards made during the fiscal year ended December 31, 2013 in accordance with ASC Topic 718 of the Financial Accounting Standards Board Accounting Standards Codification. Assumptions used in the calculation of these amounts are included in Note 16. Mr. Lockhart resigned in November 2013.
(9)	Elected to the Board in December 2011. In consideration of 2012 earned directors’ fees, on June 20, 2013 Mr. Daher was granted equity options to purchase 11,176 shares of common stock at a strike price of $8.35. These shares were fully vested on the grant date. The amounts set forth in the “Option Awards” column represent the aggregate grant date fair value of awards made during the fiscal year ended December 31, 2013 in accordance with ASC Topic 718 of the Financial Accounting Standards Board Accounting Standards Codification. Assumptions used in the calculation of these amounts are included in Note 16.

Employment Agreements and Potential Payments Upon Termination or Change in Control

Employment Agreements with Executive Officers

We have Employment Agreements with each of George R. O’Krepkie, our President and Interim Co-Chief Executive Officer, and John M. Ryan, our Chief Financial Officer and Interim Co-Chief Executive Officer. These Employment Agreements, which are summarized below, provide for the current compensation and benefits of these executive officers and also provide for certain benefits upon a termination of employment or change-in-control.

Employment Agreement with George O’Krepkie

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

Mr. O’Krepkie’s Employment Agreement provides him with the following severance benefits:

•	Upon a termination for death or disability, Mr. O’Krepkie shall be entitled to (a) payment of his base salary through the termination date, (b) payment of any performance bonus previously earned but unpaid (paid at the same time it would otherwise have been paid), and (c) reimbursement of any prior reimbursable business expenses in accordance with the Company’s standard policies;

•	Upon an involuntary termination without “cause,” or a voluntary termination with “good reason” (each as defined in the Employment Agreement), Mr. O’Krepkie shall be entitled to (a) payment of his base salary for a period of 18 months from and after the termination date, (b) payment of any performance bonus previously earned but unpaid (paid at the same time it would otherwise have been paid), (c) reimbursement of any prior reimbursable business expenses in accordance with the Company’s standard policies, and (d) reimbursement of his COBRA premiums for continued health insurance coverage for him and his dependents through the end of the 18-month severance period; and

•	Upon an involuntary termination for “cause” or a voluntary termination without “good reason,” Mr. O’Krepkie shall be entitled to payment of his base salary through the termination date plus reimbursement of any prior reimbursable business expenses in accordance with the Company’s standard policies.

Mr. O’Krepkie’s Employment Agreement contains confidentiality and invention assignment provisions, a 12-month post-employment non-compete provision (covering North America and any other country in which the Company does business) and a customer and employee non-solicit provision; provided, however, such non-competition and non-solicitation covenants do not limit or restrict Mr. O’Krepkie from (a) engaging in a business that is not primarily engaged in electronic fixed income trading, or (b) soliciting clients, former clients or prospective clients for services that do not directly compete with the services provided by the Company

Employment Agreement with John M. Ryan

Pursuant to his Employment Agreement, Mr. Ryan’s base salary shall not be less than $225,000 per year, and he is eligible for an annual performance bonus on performance at the discretion of our Board of Directors. The term of the Employment Agreement is indefinite.

Mr. Ryan’s Employment Agreement provides him with the following severance benefits:

•	Upon a termination for death or disability, Mr. Ryan shall be entitled to (a) payment of his base salary through the termination date, (b) payment of any performance bonus previously earned but unpaid (paid at the same time it would otherwise have been paid), and (c) reimbursement of any prior reimbursable business expenses in accordance with the Company’s standard policies;

•	Upon an involuntary termination without “cause,” or a voluntary termination with “good reason” (each as defined in the Employment Agreement), Mr. Ryan shall be entitled to (a) payment of his base salary for a period of 12 months from and after the termination date, (b) payment of any performance bonus previously earned but unpaid (paid at the same time it would otherwise have been paid), (c) reimbursement of any prior reimbursable business expenses in accordance with the Company’s standard policies, and (d) reimbursement of his COBRA premiums for continued health insurance coverage for the him and his dependents through the end of the 12-month severance period; and

•	Upon an involuntary termination for “cause” or a voluntary termination without “good reason,” Mr. Ryan shall be entitled to payment of his base salary through the termination date plus reimbursement of any prior reimbursable business expenses in accordance with the Company’s standard policies.

Mr. Ryan’s Employment Agreement contains confidentiality and invention assignment provisions, a 12-month post-employment non-compete provision (covering North America and any other country in which the Company does business) and a customer and employee non-solicit provision.

In both Mr. O’Krepkie’s and Mr. Ryan’s employment agreements, “good reason” is defined as the resignation by the executive from employment with the Company and its subsidiaries as a result of one or more of the following actions (in each case taken without executive’s written consent): (a) a reduction in executive’s base salary (in the case of Mr. Ryan also an adverse change in the calculation of his bonus); (b) a material diminution of executive’s title, duties, authorities or reporting relationships; (c) the Company changes executive’s principal place of business to a location greater than 50 miles outside New York County, New York; (d) the assignment to executive of any duties inconsistent with his position with the Company in any material adverse respect; or (e) any other material breach by the Company (or its successors) of the employment agreement or any other written agreement to which the Company and the executive are parties; however, none of the events described in clauses (a) through (e) above constitute good reason unless the executive has notified the Company in writing and the Company fails to cure within 30 days after receipt of such notification. For Mr. Ryan, section (c) is not triggered if he is not required to spend a majority of his working time (normal travel for business purposes excluded) at such new location.

Management Incentive Plan

On November 12, 2013, the Board adopted the Bonds.com Group, Inc. Management Incentive Plan (the “Incentive Plan”) to retain its employees as it pursued a strategic process. The Incentive Plan establishes a bonus pool on the following dates and in the corresponding amounts: (a) on December 15, 2013, the amount of $225,000, (b) on February 15, 2014, the amount of $150,000, and (c) on July 15, 2014, the amount of “Adjusted EBITDA” (as defined in the Incentive Plan) generated during the performance period. All bonus pool awards will be paid in cash. The Compensation Committee (or the Company’s executive officers if the Compensation Committee delegates the authority to them) determines the percentage share of the bonus pool to be awarded to any eligible employees. If a change in control occurs during the performance period, the Company would pay all remaining unpaid bonus pool awards to the designated participants in a lump sum cash payment on the effective date of the change in control. The performance period would be deemed to end on the effective date of such change in control and the determination of Adjusted EBITDA would be based on the performance through such effective date (subject to a minimum amount after a specified date). This Merger constitutes a change in control under the Incentive Plan.

Separation and Consulting Agreement with Thomas Thees

On December 17, 2013, the Company entered into a consulting agreement (the “Agreement”) with Thomas Thees (“Consultant”), its former Chief Executive Officer .. Pursuant to the Agreement, the Company and Consultant agreed to end their employment relationship and enter into a consulting relationship for a period commencing on December 17, 2013 through February 1, 2014. The Company will pay the Consultant a consulting fee of $12,500 per month (or pro-rated amount for any portion of a month) for his services. Further, the Company will reimburse Consultant for his health insurance premiums through July 31, 2014. Under the Agreement, the Consultant will be entitled to a bonus upon the occurrence of a Liquidity Event (as defined below) by the Company. The amount of such bonus, if any, will be determined based on the amount of proceeds certain holders of shares of the Company’s preferred stock and common stock would receive upon a Liquidity Event. Liquidity Event is defined as any distribution by the Company or transaction in which the Company is a party and is approved by the Board, and such distribution or transaction yields proceeds to the Company’s stockholders and qualifies as a “change of control,” for purposes of Section 409A of the Internal Revenue Code of 1986, as amended.

Pursuant to the Agreement, the parties terminated the Consultant’s Employment Agreement dated May 16, 2012 (the “Prior Employment Agreement”). Other than the Consultant’s rights to indemnification, the terms of the Prior Employment agreement did not survive such termination. Consultant continued vesting in his stock options until February 1, 2014, at which time his continuous service status was deemed terminated without Cause (as defined in the Prior Employment agreement) by the Company solely with respect to the determination of the vesting period and the exercise period of his stock options.

Severance and Separation Arrangements with David J. Weisberger and Michael O. Sanderson

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

The following table sets forth, as of March 12, 2014, the number of shares of our voting equity securities owned by (i) each person who is known by us to own of record or beneficially five percent (5%) or more of any class of our voting equity securities, (ii) each of our directors, (iii) each of our executive officers and (iv) all of our directors and executive officers as a group. Unless otherwise indicated, each of the persons listed below has sole voting and investment power with respect to the shares of our voting equity securities beneficially owned.

Name and Address of Beneficial Owner (1)	Shares of Common Stock Beneficially Owned (2)	Percentage of Common Stock Beneficially Owned (2)(3)	Shares of Series C Preferred Beneficially Owned (2)(3)	Shares of Series E and E-2 Preferred Beneficially Owned (2)(3)	Aggregate Voting Percentage (2)(4)

Directors and Executive Officers:

Henri J. Chaoul, Ph. D. (5)	16,625	6.40	—	—	1.03
Marc Daher (6)	773,274	76.06%	—	10,000	39.72%
Michel Daher (7)	773,274	76.06%	—	10,000	39.72%
Philip Goodeve	—	—	—	—	—
Michael Gooch	—	—	—	—	—
Patricia Kemp (8)	34,771	12.50%	—	—	2.14%
George O’Krepkie (9)	102,628	29.66%	—	—	6.06%
John Ryan (10)	31,916	11.62%	—	—	1.97%
Michael H. Trica (11)	45,909	15.87%	—	600	2.85%
John Simmons	—	—	—	—	—

Five Percent Beneficial Owners:

Oak Investment Partners XII, LP (12)	609,859	71.48%	8,795	7,267	33.15%
Daher Bonds Investment Company (13)	463,965	65.60%	—	6,000	25.72%
GFINet Inc. (14)	444,609	64.63%	—	5,667	24.74%
Mida Holdings (15)	309,309	55.97%	—	4,000	17.85%
Edwin L. Knetzger III (16)	283,950	60.15%	—	2,434	16.55%
Dan Tully (17)	200,871	45.22%	—	2,434	11.90%
Thomas Thees (18)	195,000	44.49%	—	—	10.93%
Bonds MX, LLC (19)	184,621	43.14%	—	2,434	11.04%
Jefferies (20)	158,857	39.50%	—	2,072	9.56%
Montpelier Investments Holdings Ltd. (21)	73,464	23.19%	—	1,000	4.52%
John J. Barry III (22)	51,598	21.20%	—	—	3.25%
Laidlaw Related (23)	59,173	21.07%	—	—	3.64%
Mark Hollo (24)	59,709	20.19%	—	—	3.64%
John J. Barry IV (25)	51,078	19.77%	—	—	3.18%
BR Trust (26)	52,342	17.70%	—	—	3.19%
Fund Holdings LLC (27)	42,395	17.42%	—	—	2.67%
Trimarc Capital (28)	45,909	15.87%	—	600	2.85%
XOL Holdings (29)	38,663	13.71%	—	500	2.40%
Robert Jones (30)	34,010	12.91%	—	267	2.13%
David Weisberger (31)	31,961	11.61%	114	—	1.97
Kazazian Capital Master Fund LP (32)	29,385	10.77%	—	400	1.83
Otis Angel LLC (33)	25,000	10.27	—	—	1.57
Plough Penny Partners (34)	23,839	8.92	—	312	1.49
H. Eugene Lockhart (35)	18,894	7.21	—	—	1.17
Tully Capital Partners LLC (36)	16,250	6.26	—	—	1.01
Richard B Coons (37)	16,087	6.20	—	212	1.01
Duncan Family LLC (38)	12,500	5.14	—	—	0.79

All Directors and Executive Officers as a Group:	1,005,123	80.55%	—	10,600	46.67%

(1) Unless otherwise noted, the address of each person is c/o Bonds.com Group, Inc., 1500 Broadway, 31st Floor, New York, New York 10036.

(2) As used in this table, “beneficial ownership” means the sole or shared power to vote, or to direct the voting of, a security, or the sole or shared investment power with respect to a security (i.e., the power to dispose of, or to direct the disposition of, a security). In addition, for purposes of this table, a person is deemed, as of any date, to have “beneficial ownership” of any security that such person has the right to acquire within 60 days after such date but such security is not deemed to be outstanding for the purposes of computing the percentage ownership of any other person shown in the table.

(3) The Company has issued and outstanding shares of four classes of equity securities that are entitled to vote with respect to the election of directors: Common Stock, Series C Convertible Preferred Stock (“Series C Preferred”), and Series E Convertible Preferred Stock (“Series E Preferred”) and Series E-2 Convertible Preferred Stock (Series E-2 Preferred and, collectively with the Series E Preferred, “Series E/E-2 Preferred”). The Common Stock, Series C Preferred and Series E/E-2 Preferred all vote together as a single voting group with respect to the election of directors, with holders of Common Stock having one vote per share, holders of Series C Preferred currently having 6 votes per share, and holders of Series E/E-2 Preferred having such number of votes per share as if they had converted to Common Stock (which, as of March 12, 2014, equates to 42 votes per share for our Series E/E-2 Preferred issued on December 5, 2011, 42 votes per share for our shares of Series E/E-2 Preferred issued on January 24, 2012, 41 votes per share for our shares of Series E/E-2 Preferred issued on June 8, 2012, and 39 votes per share for our shares of Series E/E-2 Preferred issued on February 28, 2013). The information in this table is based upon 243,438 shares of Common Stock issued, 10,000 shares of Series C Preferred issued and outstanding (which have an aggregate of 62,500 votes in connection with the election of directors), 11,831 shares of Series E Preferred issued and outstanding (which, as of March 12, 2014, have an aggregate of approximately 499,217 votes in connection with the election of directors), and 19,000 shares of Series E-2 Preferred issued and outstanding (which, as of March 15, 2013, have an aggregate of approximately 784,785 votes in connection with the election of directors. The Common Stock, Series C Preferred and Series E/E-2 Preferred also vote as a single voting group on all other matters presented to the stockholders of the Company, except as otherwise required by law.

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

(5) Comprised of shares of Common Stock that Mr. Chaoul has the right to acquire within 60 days upon the exercise of stock options.

(6) Comprised of (a) 249,680 shares of Common Stock issuable upon conversion of shares of Series E-2 Stock owned of record by Daher Bonds Investment Company (“DBIC”), (b) 214,585 shares of Common Stock issuable upon exercise of warrants to purchase shares of Common Stock owned of record by DBIC, (c) 166,453 shares of Common Stock issuable upon conversion of shares of Series E-2 Stock owned of record by Mida Holdings (“Mida”), and (d) 142,856 shares of Common Stock issuable upon exercise of warrants to purchase shares of Common Stock owned of record by Mida. Michel Daher is a Manager of DBIC and the Manager of Mida. His business address is P.O. Box 241, Ferzol Main Road, Bekaa Valley, Lebanon.

(7) Comprised of (a) 249,680 shares of Common Stock issuable upon conversion of shares of Series E-2 Stock owned of record by Daher Bonds Investment Company (“DBIC”), (b) 214,585 shares of Common Stock issuable upon exercise of warrants to purchase shares of Common Stock owned of record by DBIC, (c) 166,453 shares of Common Stock issuable upon conversion of shares of Series E-2 Stock owned of record by Mida Holdings (“Mida”), and (d) 142,856 shares of Common Stock issuable upon exercise of warrants to purchase shares of Common Stock owned of record by Mida. The reporting person, Marc Daher, is an immediate family member of, and shares a household with, Michel Daher. For that reason, the reporting person is disclosing a beneficial ownership interest in the securities owned by Mida and DBIC and attributed to Michel Daher. His business address is P.O. Box 241, Ferzol Main Road, Bekaa Valley, Lebanon.

(8) Comprised of shares of Common Stock that Ms. Kemp has the right to acquire within 60 days upon the exercise of stock options.

(9) Comprised of shares of Common Stock that Mr. O’Krepkie has the right to acquire within 60 days upon the exercise of stock options.

(10) Comprised of (a) 666 issued and outstanding shares of Common Stock owned by Mr. Ryan and (b) shares of Common Stock that Mr. Ryan has the right to acquire within 60 days upon the exercise of stock options.

(11) Comprised of (a) 24,481 shares of Common Stock issuable upon conversion of shares of Series E-2 Stock owned of record by Trimarc Capital Fund, LP (“Trimarc”), and (b) 21,428 shares of Common Stock issuable upon exercise of warrants to purchase shares of Common Stock owned of record by Trimarc. Michael H. Trica is a Manager of Trimarc. Trimac’s business address is 400 Madison Avenue, Suite 9D, New York, New York 10017.

(12) Comprised of 359,860 shares of Common Stock issuable upon the conversion of Series C Stock, Series E Stock and Series E-2 Stock held of record by Oak Investment Partners XII, Limited Partnership (“Oak”), and (b) 249,999 shares of Common Stock issuable upon conversion of warrants to purchases shares of Common Stock owned of record by Oak. Oak Associates XII, LLC (Oak’s general partner), Oak Management Corporation (the manager of Oak Associates XII, LLC), and Bandel L. Carano, Gerald R. Gallagher, Edward F. Glassmeyer, Fredric W. Harman, Ann H. Lamont, Iftikar A. Ahmed, Warren B. Riley and Grace A. Ames, (each partners of Oak and, collectively, the “Oak Partners”) may be deemed to beneficially own the securities owned of record by Oak. Oak and certain other security holders of the Company are parties to the Series E Stockholders’ Agreement, which includes provisions with respect to the voting for members of the Company’s Board of Directors. Oak, Oak Associates XII, LLC, Oak Management Corporation and the Oak Partners disclaim beneficial ownership of any shares of Common Stock other than those reported as beneficially owned by it. Oak’s address is 901 Main Avenue, Suite 600, Norwalk, Connecticut 06851.

(13) Comprised of (a) 249,680 shares of Common Stock issuable upon conversion of shares of Series E-2 Stock owned of record by Daher Bonds Investment Company (“DBIC”), (b) 214,585 shares of Common Stock issuable upon exercise of warrants to purchase shares of Common Stock owned of record by DBIC. Michel Daher, a manager of DBIC, and Abdallah Daher, a manager of DBIC, may be deemed to beneficially own the securities owned by DBIC. DBIC and certain other security holders of the Company are parties to the Series E Stockholders’ Agreement described elsewhere in this Information Statement, which includes provisions with respect to the voting for members of the Company’s Board of Directors. DBIC disclaims beneficial ownership of any shares of Common Stock other than those reported as beneficially owned by it. DBIC’s business address is P.O. Box 241, Ferzol Main Road, Bekaa Valley, Lebanon.

(14) Comprised of 237,376 shares of Common Stock issuable upon the conversion of Series E Stock and Series E-2 Stock held of record by GFINet, Inc. (“GFI”), (b) 196,427 shares of Common Stock issuable upon conversion of warrants to purchases shares of Common Stock owned of record by GFI, and (c) 10,806 shares of Common Stock GFI has the right to acquire within 60 days upon the exercise of stock options. GFI Group Inc. may be deemed to beneficially own the securities owned of record by GFI. GFI and certain other security holders of the Company are parties to the Series E Stockholders’ Agreement described elsewhere in this Information Statement, which includes provisions with respect to the voting for members of the Company’s Board of Directors. GFI disclaims beneficial ownership of any shares of Common Stock other than those reported as beneficially owned by it. GFI’s address is c/o GFI Group Inc., 55 Water Street New York, New York 10041.

(15) Comprised of (a) 166,453 shares of Common Stock issuable upon conversion of shares of Series E-2 Stock owned of record by Mida Holdings (“Mida”), and (b) 142,856 shares of Common Stock issuable upon exercise of warrants to purchase shares of Common Stock owned of record by Mida. Michel Daher, a manager of Mida, may be deemed to beneficially own the securities owned by Mida. Mida and certain other security holders of the Company are parties to the Series E Stockholders’ Agreement described elsewhere in this Information Statement, which includes provisions with respect to the voting for members of the Company’s Board of Directors. Mida disclaims beneficial ownership of any shares of Common Stock other than those reported as beneficially owned by it. Mida’s business address is P.O. Box 241, Ferzol Main Road, Bekaa Valley, Lebanon.

(16) Comprised of (a) 42,394 issued and outstanding shares of Common Stock owned by Fund Holdings LLC, of which Mr. Knetzger is the manager, (b) 12,822 issued and outstanding shares of Common Stock owned by Mr. Knetzger, (c) 44,112 shares of Common Stock that Mr. Knetzger has the right to acquire within 60 days upon the exercise of outstanding stock options and warrants and, (d) 2,134 shares of Series E Stock and 300 shares of Series E-2 Stock owned by Bonds MX, LLC of which Mr. Knetzger is a member. Mr. Knetzger holds a 17.4% interest in Fund Holdings LLC and a 50% interest in Bonds MX, LLC. Accordingly, Mr. Knetzger disclaims beneficial ownership of the shares described in clauses (a) and (d), except to the extent of his pecuniary interest in 16.3% of such shares owned by Funds Holdings, LLC and 50% of the shares owned by Bonds MX, LLC. The address for Mr. Knetzger is c/o DivcoWest, 575 Market Street, 35th Floor, San Francisco, California 94105.

(17) Comprised of (a) 102,480 shares of Common Stock issuable upon conversion of shares of Series E Stock and Series E-2 Stock owned of record by Bonds MX, LLC of which Mr. Tully is a member, and (b) 82,141 shares of Common Stock issuable upon exercise of warrants to purchase shares of Common Stock owned of record by Bonds MX, LLC and (c) 16,250 shares of Common Stock issuable upon exercise of a warrant to purchase Common Stock issued to Tully Capital Partners of which Mr. Tully is a member.

(18) Comprised of shares of Common Stock that Mr. Thees has the right to acquire within 60 days upon the exercise of stock options.

(19) Comprised of (a) 102,480 shares of Common Stock issuable upon conversion of shares of Series E Stock and Series E-2 Stock owned of record by Bonds MX, LLC, and (b) 82,141 shares of Common Stock issuable upon exercise of warrants to purchase shares of Common Stock owned of record by Bonds MX, LLC. Hugh Regan is the Manager of Bonds MX, LLC. Mr. Knetzger and Tully Capital Partners, LLC are the sole members of Bonds MX, LLC, each of which owns a 50% interest in Bonds MX, LLC. The address of Bonds MX, LLC is c/o Laidlaw & Company (UK) LTD, 546 Fifth Avenue, 5th Floor, New York, New York 10036, Att: Hugh Regan.

(20) Comprised of (a) 87,429 shares of Common Stock issuable upon conversion of shares of Series E Stock owned of record by Jefferies & Company, Inc. (“Jefferies”), and (b) 71,428 shares of Common Stock issuable upon the exercise of warrants to purchase Common Stock owned of record by Jefferies. Jefferies Group, Inc. may be deemed to beneficially own the securities owned of record by Jefferies. Jefferies and certain other security holders of the Company are parties to the Series E Stockholders’ Agreement described elsewhere in this Information Statement, which includes provisions with respect to the voting for members of the Company’s Board of Directors. Jefferies and Jefferies Group, Inc. disclaim beneficial ownership of any shares of Common Stock other than those reported as beneficially owned by them. Jefferies’ business address is 520 Madison Avenue, New York, New York 10022.

(21) Comprised of (a) 37,750 shares of Common Stock issuable upon conversion of shares of Series E-2 Stock owned of record by Montpelier Investments Holdings Ltd. (“Montpelier”), and (b) 35,714 shares of Common Stock issuable upon exercise of warrants to purchase shares of Common Stock owned of record by Montpelier.

(22) Comprised of (a) 39,098 shares of common stock held jointly by Mr. Barry with his spouse, Holly A.W. Barry, as tenants by the entirety, and (b) 12,500 shares owned by Duncan Family, LLC, of which Mr. and Mrs. Barry are each 50% owners of the managing membership interest, and of which 20% of the non−managing membership interest is held by Shannon Duncan Family Trust, of which Mr. Barry’s daughter, Shannon Duncan, is the sole trustee and primary beneficiary. Mr. Barry disclaims beneficial ownership of the foregoing shares except to the extent of his pecuniary interest therein. The address for Mr. Barry is 8222 Regents Ct., University Park, Florida 34201.

(23) Includes (a) 723 issued and outstanding shares of Common Stock owned by Laidlaw & Company (UK) LTD, (b) 132 issued and outstanding shares of Common Stock owned by Laidlaw Holdings, PLC, (c) 20,818 issued and outstanding shares of Common Stock owned by Laidlaw Venture Partners III, LLC, and (d) 37,500 shares of Common Stock issuable to Laidlaw & Company (UK) LTD upon exercise of a warrant to purchase shares of Common Stock.

(24) Comprised of (a) 52,342 shares of Common Stock issuable upon exercise of warrants to purchase shares of Common Stock owned of record by BR Trust of which Mr. Hollo is a member, (b) 7,367 shares of common stock issued to Black-II Trust of which Mr. Hollo is a member.

(25) Comprised of (a) 1,187 shares of Common Stock held by the John J. Barry, IV Revocable Trust, (b) 25,000 shares of Common Stock held by Otis Angel LLC, (c) 9,891 shares of Common Stock held by Siesta Capital LLC, and (d) 15,000 shares of Common Stock that Mr. Barry has the right to acquire within 60 days upon the exercise of stock options. Mr. Barry disclaims beneficial ownership of the foregoing shares except to the extent of his pecuniary interest therein. The address for Mr. Barry is 1216 Spanish River Road, Boca Raton, FL 33432.

(26) Comprised of shares of Common Stock issuable upon exercise of warrants to purchase shares of Common Stock owned of record by BR Trust.

(27) Comprised of 42,395 issued and outstanding shares of Common Stock owned by Fund Holdings LLC, of which Mr. Knetzger is the manager. Fund Holdings, LLC disclaims beneficial ownership of any shares of Common Stock other than those reported as beneficially owned by it. The address for Fund Holdings LLC is c/o DivcoWest, 575 Market Street, 35th Floor, San Francisco, California 94105.

(28) Comprised of (a) 24,481 shares of Common Stock issuable upon conversion of shares of Series E-2 Stock owned of record by Trimarc Capital Fund, LP (“Trimarc”), and (b) 21,428 shares of Common Stock issuable upon exercise of warrants to purchase shares of Common Stock owned of record by Trimarc. Trimac’s business address is 400 Madison Avenue, Suite 9D, New York, New York 10017.

(29) Comprised of (a) 20,807 shares of Common Stock issuable upon conversion of shares of Series E-2 Stock owned of record by XOL Holding S.A.L. (“XOL”), and (b) 17,856 shares of Common Stock issuable upon the exercise of warrants to purchase Common Stock owned of record by XOL. XOL and certain other security holders of the Company are parties to the Series E Stockholders’ Agreement described elsewhere in this Information Statement, which includes provisions with respect to the voting for members of the Company’s Board of Directors. XOL disclaims beneficial ownership of any shares of Common Stock other than those reported as beneficially owned by them. XOL’s business address is Dedeian Building 1st Floor, Naher Al Mout Street, Metn, Lebanon.

(30) Comprised of (a) 13,816 shares of Common Stock issued to Mr. Jones, (b) 8,928 shares of Common Stock issuable upon exercise of warrants to purchase shares of Common Stock, and (c) 11,266 shares of Common Stock issuable upon conversion of shares of Series E Stock. Mr. Jones and certain other security holders of the Company are parties to the Series E Stockholders’ Agreement described elsewhere in this Information Statement, which includes provisions with respect to the voting for members of the Company’s Board of Directors. Mr. Jones disclaims beneficial ownership of any shares of Common Stock other than those reported as beneficially owned by them.

(31) Comprised of 771 shares of Common Stock issuable upon the conversion of Series C Preferred held of record by Mr. Weisberger and (b) shares of Common Stock that Mr. Weisberger has the right to acquire within 60 days upon the exercise of stock options.

(32) Comprised of (a) 15,100 shares of Common Stock issuable upon conversion of shares of Series E-2 Stock owned of record by Kazazian Capital Master Fund, L.P. (“Kazazian”), and (b) 14,285 shares of Common Stock issuable upon exercise of warrants to purchase shares of Common Stock owned of record by Kazazian.

(33) Comprised of 25,000 shares of Common Stock held by Otis Angel LLC.

(34) Comprised of (a) 13,126 shares of Common Stock issuable upon the conversion of Series E Stock and Series E-2 Stock held of record by Plough Penny Partners (“Plough Penny”), and (b) 10,713 shares of Common Stock issuable upon conversion of warrants to purchases shares of Common Stock owned of record by Plough Penny. Plough Penny and certain other security holders of the Company are parties to the Series E Stockholders’ Agreement described elsewhere in this Information Statement, which includes provisions with respect to the voting for members of the Company’s Board of Directors. Plough Penny disclaims beneficial ownership of any shares of Common Stock other than those reported as beneficially owned by it. Plough Penny’s address is c/o Plough Penny Management LLC, 270 Lafayette Street, Suite 1301, New York, New York 10012.

(35) Comprised of shares of Common Stock that Mr. Lockhart has the right to acquire within 60 days upon the exercise of stock options.

(36) Comprised of shares of Common Stock issuable upon exercise of a warrant to purchase Common Stock.

(37) Comprised of (a) 8,945 shares of Common Stock issuable upon conversion of shares of Series E Stock owned of record by Mr. Coons, and (b) 7,142 shares of Common Stock issuable upon the exercise of warrants to purchase Common Stock owned of record by Mr. Coons. Mr. Coons and certain other security holders of the Company are parties to the Series E Stockholders’ Agreement described elsewhere in this Information Statement, which includes provisions with respect to the voting for members of the Company’s Board of Directors. Mr. Coons disclaims beneficial ownership of any shares of Common Stock other than those reported as beneficially owned by it. Mr. Coons’ business address is 191 Cat Rock Road, Cos Cob, CT 06807.

(38) Comprised of 12,500 shares of Common Stock held by Duncan Family, LLC.

Item 13.	Certain Relationships and Related Transactions, and Director Independence

Certain Relationships and Related Transactions

Proposed Merger Agreement with MTS

Members of our Board of Directors and our executive officers have various interests in the proposed Merger described in this section that may be different from, or in addition to, the interests of the Company and our stockholders generally. The Special Committee was aware of and considered these interests, among other matters, in evaluating and negotiating the Merger Agreement and the Merger. These interests include:

•	ownership of shares of Series E-2 Stock, which will receive Merger Consideration, by the following affiliates of our directors:

o	Daher Bonds Investment Company and Mida Holdings, which collectively own 10,000 shares of Series E-2 Stock and warrants to purchase 357,141 shares of Common Stock. Michel Daher, Marc Daher and Henri J. Chaoul, Ph.D. serve on our Board as designees of Daher Bonds Investment Company and Mida Holdings. Michel Daher is a manager of DBIC and manager of Mida Holdings. Marc Daher is the son of Michel Daher. Dr. Chaoul is a business associate of Mr. Michel Daher.

o	Oak Investment Partners XII, Limited Partnership, which owns 3,000 shares of Series E-2 Stock, 4,267 shares of Series E Stock, 8,795 shares of Series C Stock and warrants to purchase 249,999 shares of Common Stock. Patricia Kemp, who serves on our Board as the designee of Oak Investment Partners XII, Limited Partnership, is Director of Financial Services Technology at Oak Investment Partners, which is an affiliated fund manager of Oak Investment Partners XII, Limited Partnership.

o	GFINet Inc., which owns 3,000 shares of Series E-2 Stock, 2,667 shares of Series E Stock and warrants to purchase 196,427 shares of Common Stock. Michael Gooch, who serves on our Board as a designee of GFINet Inc., is the executive chairman of the board of directors of GFI Group, Inc., which is the parent company of GFINet Inc.

o	Trimarc Capital Fund, L.P., which owns 600 shares of Series E-2 Stock. Michael Trica, who serves on our Board as a designee of Trimarc Capital Fund, L.P., is its portfolio manager.

All shares of stock other than Series E-2 Stock, will be cancelled without consideration in accordance with the terms of the Merger Agreement. From and after the completion of the Merger, holders of options and warrants outstanding immediately prior to the Merger will not receive any consideration in respect thereof.

•	ownership of secured promissory notes of Bonds.com Holdings, Inc., the wholly-owned subsidiary of the Company, which would be repaid upon closing of the Merger, in the following principal amounts (plus accrued and unpaid interest) by the following affiliates of certain directors:

o	Mida Holdings: $361,700

o	Daher Bonds Investment Company: $542,550

o	Oak Investment Partners XII, Limited Partnership: $271,275

o	GFINet Inc.: $271,275

o	Trimarc Capital Fund, L.P.: $53,200;

•	with respect to our executive officers, the right to receive certain severance payments and benefits in the event of a qualifying termination of employment by Parent after closing of the Merger;

•	with respect to our executive officers, the right to receive certain cash payments under the Company’s Management Incentive Plan adopted on November 12, 2013 and, with respect to our former Chief Executive Officer, Mr. Thees, the right to receive certain payments in the event of the Merger pursuant to his consulting agreement with us; and

•	the right to continued indemnification and funding of directors’ and officers’ liability insurance for our directors and officers, to be provided by the surviving corporation for events occurring prior to the time of the Merger.

UBS Stockholders Agreement

The Company, UBS Americas Inc. (“UBS”), John J. Barry, III, John J. Barry, IV, affiliates of John J. Barry, III and John J. Barry, IV and certain security holders of the Company are parties to a Stockholders Agreement dated January 11, 2010 (the “Series A Stockholders Agreement”), pursuant to which, among other things:

•	The Company and each stockholder party to the Series A Stockholders’ Agreement (other than UBS) is prohibited from appointing or voting in favor of, as applicable, any nominee to the Company’s board of directors that is affiliated with another bank, bank holding company, broker or dealer unless UBS agrees in writing, except that the foregoing restriction shall not apply to Edwin L. Knetzger III.

Agreements with the Former Holder of Certain Convertible Secured Promissory Notes

Amendments to Certain Convertible Secured Promissory Notes

On October 19, 2010, the Company entered into an Amendment No. 2 to Convertible Secured Promissory Notes with Burton W. Wiand, as Receiver of Valhalla Investment Partners (the “Receiver”), who is the holder of a majority in principal amount of our Convertible Secured Promissory Notes issued on September 24, 2008, an Amendment No. 1 to Convertible Secured Promissory Note with the holder of our Convertible Secured Promissory Note issued on April 30, 2009 and an Amendment No. 1 to Convertible Secured Promissory Notes with the holders of our Convertible Secured Promissory Notes issued on June 8, 2009 (collectively, the “Note Amendments”). The Note Amendments restructured approximately $2,990,636 of our outstanding Convertible Secured Promissory Notes (the “Subject Notes”) as follows:

•	The maturity date of each of the Subject Notes was extended until October 12, 2013; provided, however, that from and after April 12, 2012, the holders of the Subject Notes may make a written demand to the Company for the payment of the entire unpaid principal balance thereof together with all accrued but unpaid interest thereon and the Company shall be required to repay such outstanding principal and interest within ninety (90) days of its receipt of such demand.

•	The conversion price of the Subject Notes was fixed at $0.24 per share (which was the then-current conversion price of the Subject Notes as a result of adjustments based on the price per share of Common Stock issued in the Company’s recently completed warrant exchange offer). As a result of the financing we consummated on February 2, 2011, this conversion price was subsequently reduced to $0.07 per share. However, the “full-ratchet” adjustment provision of the Subject Notes was eliminated.

•	Holders of the Subject Notes have the right to receive up to 12,460,983 shares of our Common Stock based on the revenue generated by our operations during the twelve-month period ending February 2, 2012 (“Contingent Performance Shares”). If we generate at least $7,500,000 in revenue, no performance shares will be issued, if we generate no revenue, all of the performance shares will be issued and if we generate revenue between $0 and $7,500,000, a pro rata portion of the performance shares will be issued.

On February 1, 2012, we entered into a letter agreement (the “Letter Agreement”) with the Receiver. Under the terms of the Letter Agreement, the Company paid the Receiver $2,250,000 and in exchange the Receiver (a) cancelled and terminated all indebtedness owed by the Company to the receivership, which constituted approximately $2,442,000 in outstanding principal and accrued interest, and (b) terminated any contingent rights the Receiver had to receive Contingent Performance Shares. Such termination included, among other things, a release of all liens in favor of the Receiver with respect to the assets of the Company. Additionally, under the terms of the Letter Agreement, the Company would pay the Receiver $5,000, and in consideration of such payment by the Company, the Receiver would transfer and surrender to the Company all outstanding shares of the Company’s equity securities held beneficially or of record by the Receiver, constituting 7,582,850 shares of Common Stock (the “Stock Repurchase”), which would occur, if ever, at such time at which the Company may legally repurchase the shares in accordance applicable law, except that if such repurchase does not occur prior to March 2013, the Receiver shall not be obligated to sell such shares to the Company.

Series E Stockholders’ Agreement

The Company, Daher Bonds Investment Company (“DBIC”), Mida Holdings (“Mida”), Oak Investment Partners XII, Limited Partnership (“OAK”) , GFINet Inc. (“GFI”), UBS, Bonds MX, LLC (an affiliate of Edwin L. Knetzger, III), Jefferies & Company, Inc. (“Jefferies”), Trimarc Capital Fund, L.P. (“Trimarc”) and certain other stockholders are parties to an Amended and Restated Stockholders’ Agreement dated February 28, 2013, which sets certain agreements among and between the Company and such stockholders (the “Series E Stockholders’ Agreement”).

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

The Series E Stockholders Agreement also sets forth the voting provisions discussed in more detail above under “DIRECTORS AND EXECUTIVE OFFICERS OF THE COMPANY – Voting Arrangements.”

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

Additional Related Party Transactions

See “EMPLOYMENT AGREEMENTS AND POTENTIAL PAYMENTS UPON TERMINATION OR CHANGE-IN-CONTROL” above for summaries of our Employment Agreements with George O’Krepkie and John M. Ryan, Consulting Agreement with Thomas Thees and summaries of our Separation Agreement, Release and Covenant Not to Sue with David J. Weisberger and Michael O. Sanderson.

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

Related Party Transactions Policies and Procedures

On April 8, 2010, our Board adopted written related party transaction policies and procedures (the “Policy”). For purposes of the Policy, “related party transactions” include transactions that involve more than $5,000 in any calendar year in which the Company is a participant and any related party has a direct or indirect interest, and “related party” includes our officers, directors or 5 percent stockholders and their immediate family members.

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

(c) transactions pursuant to which all of our stockholders receive proportional benefits;

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

Item 14.      Principal Accountant Fees and Services

Company’s Relationship with Independent Auditors

On May 9, 2012, the Audit Committee of the Company’s Board of Directors re-engaged EisnerAmper LLP (“EisnerAmper”) for the fiscal year ended December 31, 2012. On December 28, 2011, Daszkal Bolton LLP (“Daszkal”) notified the Company that it resigned as our independent registered public accounting firm. On January 20, 2012, the Audit Committee of the Company’s Board of Directors engaged EisnerAmper to replace Daszkal as the Company’s independent registered public accounting firm for the fiscal year ended December 31, 2011. In addition, the Company also engaged SEC Solutions Group, LLC to replace Daszkal as the Company’s tax preparation service provider. SEC Solutions was re-engaged by the Company on January 10, 2013 as the Company’s tax preparation service provider.

Set forth below are the fees and expenses for EisnerAmper for each of the last two years for the following services provided to us:

EisnerAmper LLP

	2013	2012
Annual Audit Fees	$183,000	$171,000
Audit-Related Fees	$—	$—
Tax Fees	$—	$—
Other Fees	$7,500	$—
Total Fees	$190,500	$171,000

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

PART IV

ITEM 15.	EXHIBITS, FINANCIAL STATEMENTS AND SCHEDULES

(a)	The financial statements included as part of this Form 10-K are identified in the index to the financial statements appearing in Item 8 of this Form 10-K and which index is incorporated in this Item 15 by reference.

(b)	Exhibits

Exhibit No.	Description

2.1	Agreement and Plan of Merger and Reorganization by and among IPORUSSIA, Inc., Bonds.com Holdings Acquisition, Inc. and Bonds.com Holdings, Inc., dated December 21, 2007 (1)

2.2	Stock Purchase Agreement dated on August 21, 2007 among Bonds.com Holdings, Inc. and Hanover Capital Partners 2, Ltd., and with respect to Article IV thereof, Hanover Capital Mortgage Holdings, Inc., relating to the purchase and sale of all of the capital stock of Pedestal Capital Markets, Inc. (1)

2.3	Agreement and Plan of Merger by and among Bonds.com Group, Inc., MTS Markets International, Inc. and MMI Newco Inc., dated March 5, 2014 (42)

3.1	Amended and Restated Certificate of Incorporation (39)

3.2	Amended and Restated Bylaws of the Company, as amended (43)

3.3	Specimen Common Stock Certificate (3)

3.4	Specimen of Series A Participating Preferred Stock (5)

3.5	Bonds.com Group, Inc. 2006 Equity Plan (1) **

3.6	Stock Option Agreement between Bonds.com Holdings, Inc. (f/k/a Bonds Financial, Inc.) and William M. Bass dated as of February 1, 2007 (1) **

3.7	Bonds.com Group, Inc. 2011 Equity Plan (20)**

3.8	First Amendment to Bonds.com Group, Inc. 2011 Equity Plan (27)**

3.9	Form of Ordinary Purchase Rights Certificate (15)

3.10	Form of Special Purchase Rights Certificate (5)

3.11	Form of Additional Purchase Rights Certificate (5)

3.12	Form of Preferred Stock Purchase Rights Certificate (16)

3.13	Form of Common Stock Warrant (26)

3.14	Form of Series A Preferred Stock Warrant (20)

3.15	Agreement with Respect to Conversion dated February 2, 2011 (20)

3.16	Amendment No. 1 to Agreement with Respect to Conversion dated December 5, 2011 (26)

3.17	Second Amendment to Bonds.com Group, Inc. 2011 Equity Plan (34)

3.18	Management Incentive Plan dated November 12, 2013 (41)**

10.1	Contribution Agreement (Domain Name Bonds.com) (1)

10.2	License Agreement dated as of February 19, 2007 between Valubond Securities, Inc. and Bonds.com Holdings, Inc. (f/k/a Bonds Financial, Inc.)* (1)

10.3	Agreement entered into as of September 11, 2006 between Radianz Americas, Inc. and Bonds.com Holdings, Inc. (f/k/a Bonds Financial, Inc.) (1)

10.4	Office Lease Agreement dated as of October 1, 2007 by and between 1515 Associates, Ltd. and Bonds.com Holdings, Inc. (Boca Raton, FL Lease) (1)

10.5	Grid Promissory Note with John Barry III dated January 29, 2008 (4)

10.6	Amendment dated March 26, 2009 to Promissory Note dated January 29, 2009 issued to John Barry III (9)

10.7	Amendment and Forbearance Agreement, dated January 11, 2010, by John Barry III with respect to January 29, 2008 Grid Promissory Note (5)

10.8	Form of Bonds.com Group, Inc. Secured Convertible Promissory Note (6)

10.9	Amendment dated December 1, 2008 to the Secured Convertible Note and Warrant Purchase Agreement (6)

10.10	Amendment dated as of February 3, 2009 to the Secured Convertible Note and Warrant Purchase Agreement and the Security Agreement (6)

10.11	Grid Promissory Note with Christopher D. Moody dated January 29, 2008 (4)

10.12	Grid Secured Promissory Note with Christopher D. Moody dated April 24, 2008. (9)

10.13	Amendment to Grid Secured Promissory Note with Christopher D. Moody dated July 8, 2008 (9)

10.14	Grid Secured Promissory Note with Valhalla Investment Partners dated April 24, 2008. (9)

10.15	Amendment to Grid Secured Promissory Note with Valhalla Investment Partners dated July 8, 2008 (9)

10.16	Secured Convertible Note and Warrant Purchase Agreement dated April 30, 2009 (10)

10.17	Secured Convertible Promissory Note dated April 30, 2009 (10)

10.18	Common Stock Warrant dated April 30, 2009 (10)

10.19	Amended and Restated Security Agreement, dated April 30, 2009, relating to the Security Agreement dated September 24, 2008 (10)

10.20	Secured Convertible Note and Warrant Purchase Agreement dated June 8, 2009 (11)

10.21	Secured Convertible Promissory Note dated June 8, 2009 (11)

10.22	Common Stock Warrant dated June 8, 2009 (11)

10.23	Secured Convertible Note and Warrant Purchase Agreement dated June 30, 2009 (12)

10.24	Secured Convertible Promissory Note dated June 30, 2009 (12)

10.25	Common Stock Warrant dated June 30, 2009 (12)

10.26	Unit Purchase Agreement, dated August 28, 2009, between Fund Holdings, LLC and Bonds.com Group, Inc. (13)

10.27	Amendment Letter, dated December 23, 2009, to August 28, 2009 Unit Purchase Agreement with Fund Holdings, LLC (14)

10.28	Unit Purchase Agreement, dated December 31, 2009, between Laidlaw Venture Partners III, LLC and Bonds.com Group, Inc. (15)

10.29	Unit Purchase Agreement, dated January 11, 2010, between UBS Americas Inc. and Bonds.com Group, Inc. (16)

10.30	Stockholders Agreement, dated January 11, 2010, between UBS America Inc. Bonds.com Group, Inc., Fund Holdings LLC, Laidlaw Venture Partners III, LLC, affiliates of John Barry III and affiliates of John J. Barry, IV (16)

10.31	Letter Agreement, dated January 11, 2010, between Bonds.com Group, Inc. Fund Holdings LLC, affiliates of John Barry III and affiliates of John J. Barry, IV, relating to Stockholders Agreement dated January 11, 2010 (5)

10.32	Letter Agreement, dated February 26, 2010, between Bonds.com Group, Inc., John Barry III, Holly A.W. Barry and John J. Barry, IV (17) **

10.33	Settlement Agreement and Release, dated March 19, 2010, between Bonds.com Group, Inc. and William Bass (18)

10.34	Stock Option Agreement, dated March 19, 2010, issued to William Bass (18)

10.35	Software License, Hosting, Joint Marketing, and Services Agreement, dated as of July 8, 2009, between InterDealer Securities, LLC, InterDealer Information Technology, LLC, InterDealer IP Holding, LLC and Bonds.com Group, Inc. (5)*

10.36	Letter Agreement, dated December 31, 2009, between Bonds.com Group, Inc., InterDealer Information Technologies, LLC, InterDealer Securities LLC and InterDealer IP Holdings LLC (5) *

10.37	Licensing and Services Agreement, dated January 11, 2010, between Bonds.com Group, Inc. and UBS Securities LLC (5)*

10.38	Secured Note and Warrant Purchase Agreement dated May 28, 2010 (22)

10.39	Form of Secured Convertible Promissory Note dated May 28, 2010 (22)

10.40	Second Amended and Restated Security Agreement dated May 28, 2010 (22)

10.41	Amendment No. 1 to Secured Convertible Note and Warrant Purchase Agreement and Exercise of Extension Right dated June 22, 2010 (32)

10.42	15% Promissory Note dated July 26, 2010 in favor of Bonds MX, LLC (23)

10.43	Amended 15% Promissory Note, dated August 20, 2010 in favor of Bonds MX, LLC (24)

10.44	Amendment No. 1 to Secured Convertible Promissory Notes dated September 21, 2010 (32)

10.45	Amendment No. 1 to Second Amended and Restated Grid Secured Promissory Note dated September 21, 2010 (32)

10.46	Separation Agreement, Release and Covenant Not to Sue, dated September 29, 2010, between the Company and Christopher Loughlin (25)

10.47	Separation Agreement, Release and Covenant Not to Sue, dated September 29, 2010, between the Company and Joseph Nikolson (25)

10.48	Unit Purchase Agreement, dated as of October 19, 2010, by and between the Company and Bonds MX, LLC (19)

10.49	Unit Purchase Agreement, dated as of October 19, 2010, by and between the Company and UBS Americas Inc. (19)

10.50	Series B Stockholders’ Agreement, dated as of October 19, 2010, by and among the Company, UBS Americas Inc. and Bonds MX, LLC (19)

10.51	Registration Rights Agreement, dated as of October 19, 2010, by and among the Company UBS Americas Inc. and Bonds MX, LLC (19)

10.52	Amendment No. 2 to Convertible Secured Promissory Notes, dated as of October 19, 2010 (19)

10.53	Amendment No. 1 to Convertible Secured Promissory Note, dated as of October 19, 2010 (19)

10.54	Amendment No. 1 to Convertible Secured Promissory Notes, dated as of October 19, 2010 (19)

10.55	Amendment and Release, dated as of October 19, 2010, by and among the Company and John J. Barry III (19)

10.56	Amendment and Release, dated as of October 19, 2010, by and among the Company and John J. Barry IV (19)

10.57	Common Stock Purchase Warrant, dated as of October 19, 2010, by and among the Company and Black-II Trust (19)

10.58	Common Stock Purchase Warrant, dated as of October 19, 2010, by and among the Company and Bonds MX, LLC (19)

10.59	Series A Preferred Stock Purchase Warrant, dated as of October 19, 2010, by and among the Company and Bonds MX, LLC (19)

10.60	Termination and Release Agreement, dated as of October 19, 2010, by and among the Company, Mark G. Hollo and The Fund, LLC (19)

10.61	Exchange Agreement, dated as of October 19, 2010, by and among the Company and UBS Americas Inc. (19)

10.62	Unit Purchase Agreement, dated as of February 2, 2011, by and among the Company, Oak Investment Partners XII, Limited Partnership and GFINet Inc. (20)

10.63	Exchange Agreement, dated as of February 2, 2011, by and among the Company, UBS Americas, Inc., Bonds MX, LLC and Robert Jones (20)

10.64

Series D Stockholders’ Agreement, dated as of February 2, 2011, by and among the Company, Oak Investment Partners XII, Limited Partnership, GFINet Inc., UBS Americas Inc., Bonds MX, LLC and Robert Jones (20)

10.65	Amended and Restated Registration Rights Agreement, dated as of February 2, 2011, by and among the Company, Oak Investment Partners XII, Limited Partnership, GFINet Inc., UBS Americas Inc., Bonds MX, LLC and Robert Jones (20)

10.66	Form of Common Stock Warrant (20)

10.67	Form of Series A Warrant (20)

10.68	Asset Purchase Agreement, dated as of February 2, 2011, by and among the Company, Bonds MBS, Inc. and Beacon Capital Strategies, Inc. (20)

10.69	Agreement With Respect to Conversion, dated as of February 2, 2011, by and among the Company, Bonds MBS, Inc. and Beacon Capital Strategies, Inc. (20)

10.70	Employment Agreement, dated as of February 2, 2011, between the Company and Michael O. Sanderson (20)**

10.71	Employment Agreement, dated as of February 2, 2011, between the Company and Jeffrey M. Chertoff (20) **

10.72	Employment Agreement, dated as of February 2, 2011, between the Company and John Ryan (20) **

10.73	Bonds.com Group, Inc. 2011 Equity Plan (20) **

10.74	Form of Non-Qualified Stock Option Agreement between the Company and George O’Krepkie (20) **

10.75	Bonds.com Group, Inc. Form of Stock Option Agreement (20) **

10.76	Form of Unit Purchase Agreement for individual investors, dated March 7, 2011 (32)

10.77	Amendment No. 1 to Series D Stockholders Agreement dated June 23, 2011 (28)

10.78	Marketing Agreement with Red Kite Americas LLC dated August 11, 2011 (29)

10.79	Form of Common Stock Warrant Issued to Red Kite Americas LLC (29)

10.80	Unit Purchase Agreement dated December 5, 2011 (26)

10.81	Form of Common Stock Purchase Warrant (26)

10.82	Exchange Agreement dated December 5, 2011 (26)

10.83	Series E Stockholders’ Agreement dated December 5, 2011 (26)

10.84	Second Amended and Restated Registration Rights Agreement dated December 5, 2011 (26)

10.85	Amendment No. 1 to Agreement with Respect to Conversion dated December 5, 2011 (26)

10.86	Separation Agreement with Michael O. Sanderson dated December 5, 2011 (26) **

10.87	Form of Indemnification Agreement (26)

10.88	Amended and Restated Employment Agreement of George O’Krepkie dated December 5, 2011 (26) **

10.89	Repayment and Termination Agreement dated as of December 28, 2011 (33)

10.90	Letter Agreement with Receiver dated February 1, 2012 (32)

10.91	Sub-Sublease Agreement dated February 24, 2012 (31)

10.92	Employment Agreement with Thomas Thees dated May 16, 2012 (27) **

10.93	Amendment No. 1 to Series E Stockholders’ Agreement dated May 16, 2012 (27)

10.94	First Amendment to 2011 Equity Plan (27) **

10.95	Second Amendment to Bonds.com Group, Inc.’s 2011 Equity Plan (34)**

10.96	Letter Agreement with Daher Bonds Investment Company, Mida Holdings, GFINet Inc., Oak Investment Partners XII, Limited Partnership, and certain other investors, dated as of June 8, 2012 (35)

10.97	Amendment No. 1 to Employment Agreement of John Ryan dated as of July 5, 2012 (36)**

10.98	Separation Agreement with David J. Weisberger dated as of August 1, 2012 (37)**

10.99	Consulting Agreement with David J. Weisberger dated as of August 1, 2012 (37)**

10.100	Amendment No. 1 to Notice of Stock Option Grant and Stock Option Agreement with David J. Weisberger dated as of May 30, 2012 (37) **

10.101	Amendment No. 1 to Notice of Stock Option Grant and Stock Option Agreement with David J. Weisberger dated as of May 30, 2012 (37) **

10.102	Amendment No. 1 to Notice of Stock Option Grant and Stock Option Agreement with David J. Weisberger dated as of May 30, 2012 (37) **

10.103	Unit Purchase Agreement with Trimarc Capital Fund, L.P., dated as of February 28, 2013 (38)

10.104	Common Stock Purchase Warrant issued to Trimarc Capital Fund, L.P., dated as of February 28, 2013 (38)

10.105	Amended and Restated Series E Stockholders’ Agreement dated as of February 28, 2013 (38)

10.106	Amendment No. 1 to Second Amended and Restated Registration Rights Agreement dated as of February 28, 2013 (38)

10.107	Common Stock Purchase Warrant issued to BR Trust dated March 6, 2013 (38)

10.108	Omnibus Amendment to Stock Options under 2011 Equity Plan dated as of June 20, 2013 (40) **

10.109	Amendment No. 1 to Non-Qualified Stock Option Agreements with George O'Krepkie dated as of June 20, 2013 (40) **

10.110	Consulting Agreement between the Company and Thomas Thees dated December 17, 2013 (43)

10.111	Form of Secured Promissory Note dated February 26, 2014 (43)

10.112	Pledge Agreement between Bonds.com Holdings, Inc. and the other parties identified therein dated February 26, 2014 (43)

10.113	Amendment to InterDealer Agreement dated February 28, 2014 (43)

16	Letter of Daszkal Bolton LLP (33)

14	Code of Business Conduct and Ethics (32)

21	Subsidiaries of the Company (32)

31.1	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (43)

31.2	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (43)

32.1	Certification of Principal Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (43)

32.2	Certification of Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (43)

* Confidential treatment requested with respect to portions of this document.
** Indicates management contract or compensatory plan or arrangement.

(1)	Incorporated by reference from the Company’s Registration Statement on Form S-1 (formerly Form SB-2) filed with the SEC on December 28, 2007 (File No. 333-148398) and any and all amendments thereto

(2)	Incorporated by reference from the Company’s Registration Statement on Form SB-2 filed with the SEC on August 16, 2002 (File No. 333-98247)

(3)	Incorporated by reference from the Company’s Annual Report on Form 10-K filed with the SEC on March 31, 2008 (File No. 000-51076)

(4)	Incorporated by reference from the Company’s Current Report on Form 8-K filed with the SEC on February 1, 2008 (File No. 000-51076)

(5)	Incorporated by reference from the Company’s Annual Report on Form 10-K filed with the SEC on April 1, 2010 (File No. 000-51076)

(6)	Incorporated by reference from the Company’s Current Report on Form 8K filed with the SEC on February 5, 2009 (File No. 000-51076)

(7)	Incorporated by reference from the Company’s Current Report on Form 8K filed with the SEC on September 2, 2008 (File No. 000-51076)

(8)	Incorporated by reference from the Company’s Current Report on Form 8K filed with the SEC on May 15, 2008 (File No. 000-51076)

(9)	Incorporated by reference from the Company’s Annual Report on Form 10-K filed with the SEC on April 1, 2009 (File No. 000-51076)

(10)	Incorporated by reference from the Company’s Current Report on Form 8-K filed with the SEC on May 6, 2009 (File No. 000-51076)

(11)	Incorporated by reference from the Company’s Current Report on Form 8-K filed with the SEC on June 12, 2009 (File No. 000-51076)

(12)	Incorporated by reference from the Company’s Current Report on Form 8-K filed with the SEC on July 7, 2009 (File No. 000-51076)

(13)	Incorporated by reference from the Company’s Current Report on Form 8-K/A filed with the SEC on September 3, 2009 (File No. 000-51076)

(14)	Incorporated by reference from the Company’s Current Report on Form 8-K/A filed with the SEC on December 30, 2009 (File No. 000-51076)

(15)	Incorporated by reference from the Company’s Current Report on Form 8-K filed with the SEC on January 7, 2010 (File No. 000-51076)

(16)	Incorporated by reference from the Company’s Current Report on Form 8-K filed with the SEC on January 14, 2010 (File No. 000-51076)

(17)	Incorporated by reference from the Company’s Current Report on Form 8-K filed with the SEC on March 4, 2010 (File No. 000-51076)

(18)	Incorporated by reference from the Company’s Current Report on Form 8-K filed with the SEC on March 25, 2010 (File No. 000-51076)

(19)	Incorporated by reference from the Company’s Current Report on Form 8-K filed with the SEC on October 25, 2010 (File No. 000-51076)

(20)	Incorporated by reference from the Company’s Current Report on Form 8-K filed with the SEC on February 8, 2011 (File No. 000-51076)

(21)	Incorporated by reference from the Company’s Current Report on Form 8-K filed with the SEC on May 28, 2010 (File No. 000-51076)

(22)	Incorporated by reference from the Company’s Current Report on Form 8-K filed with the SEC on June 4, 2010 (File No. 000-51076)

(23)	Incorporated by reference from the Company’s Current Report on Form 8-K filed with the SEC on July 29, 2010 (File No. 000-51076)

(24)	Incorporated by reference from the Company’s Current Report on Form 8-K filed with the SEC on August 26, 2010 (File No. 000-51076)

(25)	Incorporated by reference from the Company’s Current Report on Form 8-K filed with the SEC on October 5, 2010 (File No. 000-51076)

(26)	Incorporated by reference from the Company’s Current Report on Form 8-K filed with the SEC on December 9, 2011 (File No. 000-51076)

(27)	Incorporated by reference from the Company’s Current Report on Form 8-K filed with the SEC on May 16, 2012 (File No. 000-51076)

(28)	Incorporated by reference from the Company’s Current Report on Form 8-K filed with the SEC on June 28, 2011 (File No. 000-51076)

(29)	Incorporated by reference from the Company’s Current Report on Form 8-K filed with the SEC on August 15, 2011 (File No. 000-51076)

(30)	Incorporated by reference from the Company’s Current Report on Form 8-K filed with the SEC on February 7, 2012 (File No. 000-51076)

(31)	Incorporated by reference from the Company’s Current Report on Form 8-K filed with the SEC on February 28, 2012 (File No. 000-51076)

(32)	Incorporated by reference from the Company’s Annual Report on Form 10-K filed with the SEC on May 2, 2011 (File No. 000-51076)

(33)	Incorporated by reference from the Company’s Current Report on Form 8-K filed with SEC on January 4, 2012 (File No. 000-51076)

(34)	Incorporated by reference from the Company’s Current Report on Form 8-K filed with the SEC on June 5, 2012 (File No. 000-51076)

(35)	Incorporated by reference from the Company’s Current Report on Form 8-K filed with the SEC on June 13, 2012 (File No. 000-51076)

(36)	Incorporated by reference from the Company’s Current Report on Form 8-K filed with the SEC on July 5, 2012 (File No. 000-51076)

(37)	Incorporated by reference from the Company’s Current Report on Form 8-K filed with the SEC on October 17, 2012 (File No. 000-51076)

(38)	Incorporated by reference from the Company’s Current Report on Form 8-K filed with the SEC on March 6, 2013 (File No. 000-51076)

(39)	Incorporated by reference from the Company’s Current Report on Form 8-K filed with the SEC on April 30, 2013 (File No. 000-51076)

(40)	Incorporated by reference from the Company’s Current Report on Form 8-K filed with the SEC on June 26, 2013 (File No. 000-51076)

(41)	Incorporated by reference from the Company’s Quarterly Report on Form 10-Q filed with the SEC on November 14, 2013 (File No. 000-51076)

(42)	Incorporated by reference from the Company’s Current Report on Form 8-K filed with the SEC on March 7, 2014 (File No. 000-51076)

(43)	Filed herewith

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

BONDS.COM GROUP, INC.

Dated: March 31, 2014	By:	/s/ George O’Krepkie
George O’Krepkie
President and Interim Co-Chief Executive Officer (Principal Executive Officer)

	By:	/s/ John M. Ryan
John M. Ryan
Chief Financial Officer, Chief Administrative Officer, and Interim Co-Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this Annual Report on Form 10-K has been signed by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

/s/ John Simmons	March 31, 2014
John Simmons, Director /s/ Philip Goodeve	March 31, 2014
Philip Goodeve, Director /s/ Patricia Kemp	March 31, 2014
Patricia Kemp, Director /s/ Michel Daher	March 31, 2014
Michel Daher, Director /s/ Henri J. Chaoul	March 31, 2014
Henri J. Chaoul, Ph.D., Director /s/ Mark Daher	March 31, 2014
Mark Daher, Director /s/ Michael Gooch	March 31, 2014
Michael Gooch, Director /s/ Michael Trica	March 31, 2014
Michael Trica, Director /s/ George O’Krepkie	March 31, 2014
George O’Krepkie, Director and Interim Chairman

CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2013 and 2012

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders

Bonds.com Group, Inc.

We have audited the accompanying consolidated balance sheets of Bonds.com Group, Inc. and subsidiaries (the “Company”) as of December 31, 2013 and 2012, and the related consolidated statements of operations, changes in stockholders’ equity (deficit) and cash flows for each of the years in the two-year period ended December 31, 2013. The consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Bonds.com Group, Inc. and subsidiaries at December 31, 2013 and 2012, and the consolidated results of their operations and their cash flows for each of the years in the two-year period ended December 31, 2013, in conformity with accounting principles generally accepted in the United States of America.

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

On March 5, 2014, the Company entered into a Merger Agreement (as further described in Note 16) with MTS Markets International Inc. (“MTS”), part of the London Stock Exchange Group, pursuant to which a wholly-owned subsidiary of MTS will merge with and into the Company, resulting in the Company becoming a subsidiary of MTS.

/s/EisnerAmper LLP

New York, New York

March 31, 2014

BONDS.COM GROUP, INC.

CONSOLIDATED BALANCE SHEETS

	As of December 31,
	2013	2012
Assets
Current assets
Cash and cash equivalents	$1,393,788	$5,536,229
Prepaid expenses and other assets	158,778	153,287
Total current assets	1,552,566	5,689,516

Property and equipment, net	251,445	475,815
Intangible assets, net	929,669	1,722,959
Other assets	105,884	110,047
Total assets	$2,839,564	$7,998,337

Liabilities and Stockholders’ Equity (Deficit)
Current liabilities
Accounts payable and accrued expenses	$2,177,936	$3,582,224
Convertible notes payable, other, net of debt discount	—	396,735
Other liabilities	15,618	—
Liability under derivative financial instruments	—	5,793,857
Total current liabilities	2,193,554	9,772,816
Long-term liabilities
Convertible notes payable, other, net of debt discount		—
Deferred rent and other long-term liabilities	37,679	53,164
Total liabilities	2,231,233	9,825,980
Commitments and contingencies
Stockholders’ Equity (Deficit)
Preferred stock Series A $0.0001 par value; 508,000 authorized; 215 issued and outstanding (aggregate liquidation value of $858 and $858, respectively)	—	—
Convertible preferred stock Series C $0.0001 par value;10,000 authorized, 10,000 issued and outstanding (aggregate liquidation value of $6,500,000 and $6,500,000, respectively)	1	1
Convertible preferred stock Series E $0.0001 par value; 12,000 authorized, 11,831 issued and outstanding (aggregate liquidation value of $25,624,974 and $24,678,494, respectively)	1	1
Convertible preferred stock Series E-1 $0.0001 par value; 1,400 authorized, 1,334 issued and outstanding (aggregate liquidation value of $2,889,3334 and $2,782,614, respectively)	—	—
Convertible preferred stock Series E-2 $0.0001 par value; 20,000 authorized, 19,000 and 17,000 issued and outstanding, respectively (aggregate liquidation value of $40,678,312 and $35,184,175, respectively)	2	2
Common stock $0.0001 par value; 1,500,000,000 authorized; 262,395 and 262,395 issued; and 243,438 and 243,438 outstanding, respectively	26	26
Additional paid-in capital	55,765,814	50,038,321
Accumulated deficit	(55,152,513)	(51,860,994)
Treasury stock, at cost 18,957 and 18,957 shares, respectively	(5,000)	(5,000)
Total stockholders’ equity (deficit)	608,331	(1,827,643)
Total liabilities and stockholders’ equity (deficit)	$2,839,564	$7,998,337

See the accompanying notes to the consolidated financial statements.

BONDS.COM GROUP, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

	Year Ended December 31,
	2013	2012

Revenue	$7,458,068	$7,561,417

Operating expenses
Payroll and related costs	8,420,992	7,400,957
Technology and communications	2,837,878	2,948,628
Rent and occupancy	238,772	280,628
Professional and consulting fees	992,587	2,309,630
Marketing and advertising	3,407	73,871
Other operating expenses	1,457,660	1,130,243
Impairment on intangible	930,414	—
Clearing and executing cost	716,978	850,514
Total operating expenses	15,598,688	14,994,471
Loss from operations	(8,140,620)	(7,433,054)

Other income (expense)

Interest expense, net	(26,126)	(63,475)
Loss on retirement of fixed assets	—	(18,427)
Gain on extinguishment of debt	—	237,857
Change in fair value of derivative financial instruments	4,875,227	235,857
Other income (expense), net	—	54,496
Total other income	4,849,101	446,308
Loss before income tax expense	(3,291,519)	(6,986,746)
Income tax expense (benefit)	—	—
Net loss	(3,291,519)	(6,986,746)
Preferred stock dividend	(2,547,240)	(2,187,530)
Net loss applicable to common stockholders	$(5,838,759)	$(9,174,276)
Net loss per common share - basic and diluted	$(23.98)	$(37.69)
Weighted average number of shares of common stock outstanding	243,438	243,438

See the accompanying notes to the consolidated financial statements.

BONDS.COM GROUP, INC.

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY (DEFICIT)

FOR THE YEARS ENDED DECEMBER 31, 2013 AND 2012

	Preferred Stock		Common Stock		Paid-In	Accumulated	Treasury Stock	Total Stockholders’ Equity
	Shares	Amount	Shares	Amount	Capital	(Deficit)	Amount	(Deficit)
Balances, January 1, 2012	33,380	$4	260,886	$26	$39,638,497	$(44,874,248)	$—	$(5,235,721)

Sale of convertible preferred series E-2 shares of Unit sale, net offering cost $33,293	7,000	—	—	—	6,966,706	—	—	6,966,706

Fair value of common stock warrants issued in conjunction with sale of convertible preferred Series E-2 shares	—	—	—	—	(2,517,000)	—	—	(2,517,000)

Stock-based compensation expense	—	—	—	—	1,687,722	—	—	1,687,722

Issuance of stock options in settlement of liability for directors fees	—	—	—	—	278,000	—	—	278,000

Reclassification of warrants from derivative liability to equity when down-round protection expired	—	—	—	—	3,966,286	—	—	3,966,286

Issuance of common stock in settlement of performance shares	—	—	1,509	—	18,110	—	—	18,110

Purchase of 18,957 shares of common stock	—	—	—	—	—	—	(5,000)	(5,000)

Net (loss)	—	—	—	—	—	(6,986,746)	—	(6,986,746)

Balances at December 31, 2012	40,380	$4	262,395	$26	$50,038,321	$(51,860,994)	$(5,000)	$(1,827,643)

Sale of convertible preferred series E-2 shares of Unit sale, net offering cost $30,646	2,000	—	—	—	1,969,354	—	—	1,969,354

Fair value of common stock warrants issued in conjunction with settlement agreement	—	—	—	—	154,927	—	—	154,927

Stock-based compensation expense	—	—	—	—	2,228,588	—	—	2,228,588

Issuance of stock options in settlement of liability for directors fees	—	—	—	—	455,994	—	—	455,994

Reclassification of warrants from derivative liability to equity when down-round protection expired	—	—	—	—	1,201,487	—	—	1,201,487

Fair value of common stock warrants issued in conjunction with sale of convertible preferred Series E-2 shares	—	—	—	—	(282,857)	—	—	(282,857)

Net (loss)	—	—	—	—	—	(3,291,519)	—	(3,291,519)

Balances at December 31, 2013	42,380	$4	262,395	$26	$55,765,814	$(55,152,513)	$(5,000)	$608,331

See the accompanying notes to the consolidated financial statements.

BONDS.COM GROUP, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Year Ended December 31,
	2013	2012
Cash Flows From Operating Activities
Net loss	$(3,291,519)	$(6,986,746)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	255,075	179,348
Amortization	41,001	6,933
Share-based compensation	2,228,588	1,687,722
Interest expense write off	—	(27,350)
Change in fair value of derivative financial instruments	(4,875,227)	(235,857)
Amortization of debt discount	3,265	5,697
Consulting services for warrants	—	73,809
Gain on extinguishment of debt	—	(237,857)
Gain on settlement of common stock due to note holders	—	(88,922)
Impairment on intangible	930,414	—
Loss on retirement of fixed assets	—	18,427
Changes in operating assets and liabilities:
Prepaid expenses and other assets	(5,491)	(41,339)
Other assets	4,163	33,529
Security deposit	—	(83,308)
Accounts payable and accrued expenses	(777,749)	(890,193)
Deferred rent and other liabilities	(15,485)	27,265
Net cash used in operating activities	(5,502,965)	(6,558,842)
Cash Flows From Investing Activities
Purchase of property and equipment	(30,705)	(514,150)
Capitalization of software costs	(178,125)	(821,042)
Net cash used in investing activities	(208,830)	(1,335,192)
Cash Flows From Financing Activities
Proceeds received from issuance of preferred stock, net	1,969,354	6,966,707
Repayments of notes payable, related parties	—	(100,000)
Repayments of convertible notes payable, other	(400,000)	(1,740,636)
Purchase of treasury stock	—	(5,000)
Net cash provided by financing activities	1,569,354	5,121,071
Net decrease in cash and cash equivalents	(4,142,441)	(2,772,963)
Cash and cash equivalents, beginning of year	5,536,229	8,309,192
Cash and cash equivalents, end of year	$1,393,788	$5,536,229

Supplemental Disclosure of Cash Flow Information
Cash paid for interest	$—	$409,364
Settlement of derivative in connection with warrants whose down-round protection expired	$1,201,487	$3,966,286
Issuance of stock options in settlement of liability for directors fees	$455,994	$278,000
Warrants issued in connection with unit sales	$282,857	$2,517,000
Warrants issued in connection with settlement agreement	$154,927	$—
Issuance of preferred stock for assets acquisition	$—	$—
Accrual of preferred stock dividends (undeclared)	$2,547,240	$2,187,530
Issuance of common stock for performance shares	$—	$18,110

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

Basis of Presentation

On April 25, 2013, the Company implemented a 1-for-400 reverse split of the Company’s common stock, $0.0001 par value per share, and the Company’s Series A Preferred Stock (“Reverse Stock Split”). Trading of the common stock on a post-Reverse Stock Split adjusted basis on the OTCQB Market began on April 26, 2013. All historic share and per share information, including earnings per share, in this Form 10-K have been retroactively adjusted to reflect the Reverse Stock Split.

Corrected Preferred Stock Dividend and Net Loss Per Common Share

The Company has determined that the preferred stock dividends and net income (net loss) per common share previously reported in its Quarterly Report on Form 10-Q for the first quarter ended March 31, 2013 (the “Q1 2013 Form 10-Q”), its Quarterly Report on Form 10-Q for the second quarter ended June 30, 2013 (the “Q2 2013 Form 10-Q”) and its Quarterly Report on Form 10-Q for the third quarter ended September 30, 2013 (the “Q3 2013 Form 10-Q”) were understated (overstated with respect to the net income per common share) due to the inadvertent omission of certain accrued (but undeclared) dividends related to equity financings during 2012.

As a result of this omission, the preferred stock dividends reported were understated by $132,165 for the three months ended March 31, 2013, the preferred stock dividends reported were understated by $133,632 and $265,797, respectively for the three and six months ended June 30, 2013 and the preferred stock dividends reported were understated by $135,101 and $400,898, respectively for the three and nine months ended September 30, 2013.

Additionally, this omission resulted in an understatement of the net loss per common share in the Q1 2013 Form 10-Q, the Q2 2013 Form 10-Q and the Q3 2013 Form 10-Q. The net income per common share should have been reported as $6.96 rather than $7.51 for the three months ended March 31,2013, the net income/(loss) per common share should have been reported as ($5.43) and $1.54 rather than ($4.88) and $2.63, respectively, for the three and six months ended June 30, 2013, and the net loss per common share should have been reported as ($9.51) and ($7.98) rather than ($8.96) and ($6.33), respectively for the three and nine months ended September 30, 2013.

The Company did not amend the respective Form 10-Qs as management determined the errors to be immaterial.

Description of Business

Bonds.com, Inc. a Financial Industry Regulatory Authority (“FINRA”) registered broker-dealer, offers access to live liquidity and execution in fixed income securities, through its proprietary electronic trading platform, “BondsPRO,” via its www.bonds.com website, and other electronic interfaces.

Bonds.com, Inc. commenced trading on BondsPRO during 2010. This platform offers professional traders and large institutional investors an alternative trading system to trade odd-lot fixed income securities. Users are able to customize screens and utilize dynamic filtering capabilities to quickly and easily select and view only those market areas that meet their criteria. The platform supports a broad range of trading opportunities, offering cutting edge technology solutions for list trading, Application Programming Interface (“API”) based order submission(s), and user portfolio specific market views. The BondsPRO platform provides users the ability to obtain real-time executable bids or offers on thousands of corporate bond offerings sourced directly from broker-dealers and other end users. Unlike other electronic trading platforms that charge subscription fees, access charges, ticket fees, or commissions in order to generate revenue, our model allows us to generate revenue through mark-ups or mark-downs on secondary market securities.

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

BONDS.COM GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Fair Value Financial Instruments

The carrying values of the Company’s cash, accounts payable and accrued expenses approximate their fair values based on the short-term nature of such items. The carrying values of notes payable approximate their fair values based on applicable market interest rates. The liability under derivative instruments was carried at fair value as described in Note 4.

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

Costs for software developed for internal use are accounted for through the capitalization of costs incurred in connection with developing or obtaining internal-use software. Costs incurred during the preliminary project along with post-implementation stages of internal use computer software development and costs incurred to maintain existing product offerings are expensed as incurred. The capitalization and ongoing assessment of recoverability of development costs require considerable judgment by management with respect to certain external factors, including, but not limited to, technological and economic feasibility and estimated economic life.

The Company evaluates the recoverability of intangible assets periodically and takes into account events or circumstances that warrant revised estimates of useful lives or that indicate that impairment exists. When events or circumstances indicate impairment may exist, the Company assesses the recoverability of its definite lived intangible assets by determining whether the unamortized balance can be recovered over the assets remaining life through undiscounted forecasted cash flows. At December 31, 2013, the Company determined that $930,413 of Capitalized Software Development costs were impaired (See Note 6).

Category	Lives
Software	3 years
Capitalized software development costs	3 years
Capitalized website development costs	3 years
Domain name	Indefinite
Broker dealer license	Indefinite

Income Taxes

Current income taxes are based on the year’s taxable income for federal and state income tax reporting purposes.  Deferred income taxes are provided on a liability basis whereby deferred tax assets are recognized for deductible temporary differences and operating loss carry forwards and deferred tax liabilities are recognized for taxable temporary differences.  Temporary differences are the differences between the reported amounts of assets and liabilities and their tax bases.  Deferred tax assets are reduced by a valuation allowance when, in the opinion of management, it is more likely than not that some portion or all of the deferred tax assets will not be realized.  Deferred tax assets and liabilities are adjusted for the effects of changes in tax law and rates on the date of enactment. The Company records a liability for uncertain tax positions when it is probable that a loss has been incurred and the amount can be reasonably estimated.  The Company’s policy is to recognize interest and penalties related to income tax matters as a component of income tax expense.  The Company’s 2010, 2011, and 2012 tax years remains subject to examination by taxing authorities.  The Company has determined that it does not have any significant uncertain tax positions at December 31, 2013 and 2012.

BONDS.COM GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Marketing and Advertising Costs

Marketing and advertising costs are expensed as incurred.  Marketing and advertising expenses for the year ended December 31, 2013 and 2012 were $3,407 and $73,871, respectively.

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

Note 3 - Going Concern

Since its inception, the Company has a history of operating losses, and has an accumulated deficit of approximately $55.2 million and a working capital deficiency of approximately $0.6 million at December 31, 2013, used approximately $5.5 million of cash in operations for the year ended December 31, 2013 and at December 31, 2013 had stockholders’ equity of approximately $0.6 million, which together raises substantial doubt about the Company’s ability to continue as a going concern.

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

BONDS.COM GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Derivative Financial Instruments

The Company’s derivative financial instruments consist of conversion options embedded in convertible promissory notes and warrants issued in connection with the sale of preferred stock that contain “down-round” protection to the holders. These derivatives are valued with pricing models using inputs that are generally observable. The Company considers these models to involve significant judgment on the part of management.  The fair value of the Company’s derivative financial instruments are considered to be in Level 3 of the fair value hierarchy. The Company estimates the fair value of derivatives utilizing the Binomial Lattice pricing model. This model is dependent upon several variables such as the fair value of the Company’s common stock, expected term of the instrument, expected strike price, expected risk-free interest rate over the expected instrument term, the expected dividend yield rate over the expected instrument term and the expected volatility of the Company’s stock price over the expected term. The expected term represents the period of time that the instruments granted are expected to be outstanding. The expected strike price is based upon a weighted average probability analysis of the strike price changes expected during the term as a result of the down round protection.  The risk-free rates are based on U.S. Treasury securities with similar maturities as the expected terms of the options at the date of issuance. Expected dividend yield is based on historical trends.  The Company measures volatility using a blended weighted average of the volatility rates for a number of similar publicly-traded companies along with the Company’s historical volatility.

Since the over-the-counter market has not been active and private sales of the Company’s shares sold may differ significantly from the then current trading price, the Company bases the fair market value of its common stock on a valuation. Based on the Company’s valuation, the fair market value of the Company’s common stock was reduced to $6.40 ($0.016 prior to the reverse stock split) in June 2013 from $10.80 ($0.03 prior to the reverse stock split) at December 31, 2012. This change in fair market value of the Company’s common stock is a significant factor in the change in the valuation. At December 7, 2013, all remaining down-round protection embedded in warrants issued in connection with the sale of preferred stock had expired. See Note 11.

Level 3 Assets and Liabilities

Level 3 liabilities include instruments whose value is determined using pricing models and for which the determination of fair value requires significant management judgment or estimation.

Fair values of assets measured on a recurring basis at December 31, 2013 and 2012 are as follows:

		Quoted Prices in Active Markets for Identical Assets / Liabilities	Significant Other Observable Inputs	Significant Unobservable Inputs
	Fair Value	(Level 1)	(Level 2)	(Level 3)
December 31 , 2013

Liabilities
Derivative financial instruments	$—	$—	$—	$—
Total liabilities measured at fair value on a recurring basis	$—	$—	$—	$—

December 31, 2012

Liabilities
Derivative financial instruments	$5,793,857	$—	$—	$5,793,857
Total liabilities measured at fair value on a recurring basis	$5,793,857	$—	$—	$5,793,857

BONDS.COM GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Both observable and unobservable inputs may be used to determine the fair value of positions that the Company has classified within the Level 3 category.  As a result, the unrealized gains for liabilities within the Level 3 category presented in the tables below may include changes in fair value that were attributable to both observable and unobservable inputs. The following table presents additional information about Level 3 liabilities measured at fair value on a recurring basis for the years ended December 31, 2013 and 2012:

Fair Value of Derivative Liabilities

Balance – December 31, 2011	$7,479,000
Changes in fair value included in operations	(235,857)
Expiration of down-round provision	(3,966,286)
Issuances	2,517,000
Balance – December 31, 2012	5,793,857

Changes in fair value included in operations	(4,875,227)
Expiration of down-round provision	(1,201,487)
Issuances	282,857
Balance - December 31, 2013	$—

The change in value of derivative financial instruments included in the December 31, 2013 and 2012 statements of operation are related to Level 3 instruments held.

BONDS.COM GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 5 - Property and equipment

Property and equipment consisted of the following at December 31, 2013 and 2012:

	December 31, 2013
	Gross	Accumulated Depreciation and Amortization	Net

Computer equipment	$438,667	(272,147)	$166,520
Furniture and fixtures	19,776	(10,418)	9,358
Office equipment	2,552	(1,348)	1,204
Leasehold improvements	254,679	(180,316)	74,363
Property and Equipment, net	$715,674	$(464,229)	$251,445

	December 31, 2012
	Gross	Accumulated Depreciation and Amortization	Net

Computer equipment	$407,962	(138,894)	$269,068
Furniture and fixtures	19,776	(3,853)	15,923
Office equipment	2,552	(496)	2,056
Leasehold improvements	254,679	(65,911)	188,768
	$684,969	$(209,154)	$475,815

During 2012 the Company retired $556,924 of property and equipment that was fully depreciated and no longer in use.

The Company recorded a loss on retirement of fixed assets of $18,427 associated with relocating office space in June 2012.   Depreciation expense for the years ended December 31, 2013 and 2012 was $255,075 and $179,348, respectively.

BONDS.COM GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 6 - Intangible Assets

Intangible assets consisted of the following at December 31, 2013 and 2012:

	December 31, 2013
	Gross	Accumulated Amortization	Impairment	Net
Non-amortizing intangible assets and goodwill:
Domain name (www.bonds.com)	$850,000			$850,000
Broker-dealer license	50,000			50,000
	900,000			900,000

Amortizing Intangible assets:
Software	49,891	(28,833)	—	21,058
Capitalized software development costs	966,250	(27,225)	(930,414)	8,611

Total intangible assets	1,016,141	(56,058)	(930,414)	29,669
Intangible assets, net	$1,916,141	$(56,058)	$(930,414)	$929,669

	December 31, 2012
	Gross	Accumulated Amortization	Impairment	Net
Non-amortizing intangible assets and goodwill:
Domain name (www.bonds.com)	$850,000			$850,000
Broker-dealer license	50,000			50,000
	900,000			900,000

Amortizing Intangible assets:
Software	49,891	(15,057)	—	34,834
Capitalized software development costs	788,125	—	—	788,125

Total intangible assets	838,016	(15,057)	—	822,959
Intangible assets, net	$1,738,016	$(15,057)	$—	$1,722,959

At December 31, 2013, the Company determined that $930,414 of Capitalized Software Development costs were impaired (See Note 2).

Amortization expense for the year ended December 31, 2013 and 2012 was $41,001 and $6,933, respectively.

During 2012 the Company retired $611,985 of software, capitalized website development costs and other intangibles that were fully amortized and no longer in use.

The following is a schedule of estimated future amortization expense of intangible assets as of December 31, 2013:

Year Ending December 31,
2014	$14,304
2015	13,428
2016	1,937
Thereafter	—
$29,669

BONDS.COM GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 7 - Accounts Payable and Accrued Expenses

The following is a summary of accounts payable and accrued expenses at December 31, 2013 and 2012:

	2013	2012
Accounts payable	$361,480	$149,059
Payroll and related payable	367,323	874,423
Severance payable	561,972	1,039,991
Directors fees payable	269,417	369,500
Convertible note interest payable	—	149,000
Preferred dividends payable	127,650	127,650
Liability for settlement to shareholders	—	225,000
Other accrued expense	490,094	647,601
Accounts Payable and Accrued Expenses	$2,177,936	$3,582,224

Note 8 - Convertible Notes Payable, Non-Related Parties

The following is a summary of related party and non-related party convertible notes payable at December 31, 2013 and 2012:

Related Parties	2013	2012
Convertible promissory note held by the Receiver (“Convertible Promissory Notes”)	$—	$—
Total Related Parties	—	—

Non-Related Parties
Convertible promissory notes payable (“Convertible Notes”)	—	400,000
Less: unamortized debt discount	—	(3,265)
Total Non-Related Parties	—	396,735

Total	—	396,735
Less: current portion	—	—
Long-term portion	$—	$396,735

BONDS.COM GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The convertible promissory notes were secured by all of the assets of the Company, pursuant to the terms and conditions of a Security Agreement, dated September 24, 2008, between the Company and the holders of such notes, as amended on February 3, 2009, and as amended on May 28, 2010 (the “Security Agreement”).

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

During the year ended December 31, 2013 and 2012, the Company recognized $3,265 and $5,697 in interest expense related to the amortization of the debt discount associated with the warrants issued with the Convertible Promissory Notes.

During the year ended December 31, 2013 and 2012, the Company also recognized $31,667 and $93,369 in interest expense on the Convertible Promissory Notes held by related parties and non-related parties.

Under the terms of the Convertible Notes, the entire principal amount of the Convertible Notes was due and payable on October 12, 2013 (the “Maturity Date”); bore interest at a rate of 10% per annum, with unpaid interest payable, in full, upon the earlier of the conversion of the Convertible Notes or on the Maturity Date.  Holders of the Convertible Notes had the right to convert principal and interest due and payable into shares of common stock of the Company at a conversion price equal to the lesser of (1) $0.375 per share, as adjusted for stock splits, and reverse splits, or (2) the price paid for the Company’s common stock in any future sale of the Company’s securities while the Convertible Notes were outstanding, exclusive of certain excluded transactions.

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

BONDS.COM GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 9 - Commitments and Contingencies

Operating Leases

The Company leases office facilities and equipment under long-term operating lease agreements with various expiration dates and renewal options.  The following is a schedule of future minimum rental payments required under operating leases as of December 31, 2013:

Year Ending December 31,
2014	$209,659
2015	8,670
Thereafter	—
Total minimum payments required	$218,329

The Company had an office in Florida, which has been closed, but the Company was still obligated to pay rent through December 31, 2012.

Rent expense for all operating leases for the years ended December 31, 2013 and 2012 was $238,772 and $280,628, respectively.

Management Incentive Plan

On November 12, 2013, the Company established a Management Incentive Plan (“Bonus Pool”) of $375,000 cash, $225,000 was paid on December 15, 2013 and $150,000 was paid on February 15, 2014. Additionally, the Bonus Pool contains possible further cash payments contingent on the future adjusted EBITDA of the Company, minus $375,000 generated from November 1, 2013 through to the close of business on June 30, 2014 (or “Performance Period”). The Company does not anticipate any further cash payments associated with future adjusted EBITDA. In the event of a Change of Control, the additional Bonus Pool will not be less than $100,000, as per the agreement, and will be funded out of working capital.

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

During 2013 and 2012, the Company made employer-matching contributions of $67,264 and $26,981 respectively.

BONDS.COM GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Employment Agreements

In May 2012 the Company entered into an Employment agreement, as amended, with its Chief Executive Officer.  The term of this contract was indefinite and committed the Company to the following:

•	Annual base salary and a cash bonus at the discretion of the Compensation Committee of the Board;

•	Severance benefits as contained in the Agreement;

•	Option granted to the Company’s Chief Executive Officer amounted to 78 million at a strike price of $36.00. The options vest over a 3-year period from the grant date.

•	The amount charged to operations with respect to these options in 2013 and 2012 was $1,713,756 and $1,092,624, respectively.

In December 2013, the Company entered into a Consulting Agreement (the “Agreement”), with its former Chief Executive Officer (the “Consultant”). Pursuant to the Agreement, the Company and the Consultant entered into a consulting relationship from the period from December 12, 2013 to February 1, 2014. The Company will pay the Consultant $12,500 per month (or pro-rated amount for any portion of a month) for his services. Further, the Company will reimburse the Consultant for his health insurance premiums through July 31, 2014. Under the Agreement, the Consultant will be entitled to a bonus upon the occurrence of a liquidity event. A liquidity event is defined as any distribution of proceeds to the Company’s stockholders or transaction that qualifies as a “change of control” for purposes of Section 409A of the Internal Revenue Code of 1986, as amended. The amount of a bonus to the Consultant, if any, will be based on the amount of proceeds certain shareholders (Preferred and Common) would receive upon a liquidity event.

The Company has employment agreements with two officers, these agreements provide for a base salary of $525,000 per annum and are eligible for an annual bonus at the discretion of the Compensation Committee of the Board of Directors. Neither of the agreements contain a termination date.

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

The Company is periodically involved in various claims and legal action arising in the ordinary course of business. Management is of the opinion that the ultimate outcome of these matters would not have a material adverse impact on the financial position or the results of its operations of the Company.

Note 10 - Credit Risk

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

BONDS.COM GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL

Note 11 - Stockholders’ Equity

Description of Authorized Capital

Preferred Stock activity for the years ended December 31, 2013 and 2012 are as follows (share amounts in this chart are in thousands):

	Series A	Series C	Series E	Series E-1	Series E-2
Balance at January 1 ,2012	215	10,000	11,831	1,334	10,000

Issued	—	—	—	—	7,000

Balance at December 31, 2012	215	10,000	11,831	1,334	17,000

Issued	—	—	—	—	2,000

Balance at December 31, 2013	215	10,000	11,831	1,334	19,000

Issuances

Series A Participating Preferred Stock

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

Series C Convertible Preferred Stock

The Shares of Series C Preferred have the following rights, privileges and preferences, among others, as more fully set forth in the amended Certificate of Incorporation:

•	are convertible at the option of the holders of a majority of the issued and outstanding shares of Series C Preferred, at the current conversion price of $40.00 per share and the conversion value of $2,500,000, for a conversion ratio of 2,500 shares of the Company’s Common Stock for each share of Series C Preferred or 25,000,000 shares of common stock in the aggregate.

•	are mandatory convertible into shares of the Company’s Common Stock upon certain milestones related to the trading of the Company’s Common Stock.

•	in the event of any liquidation, dissolution or winding up of the Company, either voluntary or involuntary, and upon certain changes, subject to the rights of holders shares of Series E Preferred, Series E-1 Preferred and Series E-2 Preferred, the holders will be entitled to a liquidation preference; and

•	holders have the right to vote with holders of the Company’s Common Stock on an as-converted basis.

Series E, E-1 and E-2 Convertible Preferred Stock

The shares of Series E Preferred, Series E-1 Preferred and Series E-2 Preferred have the following rights, privileges and preferences, among others, as more fully set forth in the amended Certificate of Incorporation:

•	are initially convertible at the option of the holder into shares Common Stock at a conversion price of $28.00 per share, for an initial conversion ratio of 14,286 shares of Common Stock for each share; provided that, for a period of 18 months following the date of their issuance, if the Company issues shares of Common Stock (or is deemed to issue shares of Common Stock) for a price per share less than $28.00 then the exercise price will be reduced by a “weighted-average” anti-dilution formula (subject to certain exempted issuances) the current conversion price is $28.00;

•	is mandatorily convertible into shares of our Common Stock under certain milestones related to the trading of the Company’s common stock;

•	is mandatorily convertible into shares of our Series A Preferred upon the same mandatory conversion event applicable to the Series E-1 Preferred;
•	dividends of 8% per annum shall accrue but are payable only as, if and when declared by the Board, in connection with the conversion thereof (in which case payment shall be in-kind) or as part of the liquidation or change of control preference summarized below;

•	holders of Series E-2 Preferred shall be entitled to a preferential payment (prior to any payment to holders of Series E Preferred, Series E-1 Preferred, Series C Preferred, Series A Preferred or Common Stock) upon a liquidation or change of control, as applicable, in certain circumstances; and

•	holders have the right to vote with holders of Common Stock on an as-converted basis.

BONDS.COM GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

As of December 31, 2013 there were cumulative undeclared dividends of $1,962,974 with a weighted average price per share amount of $166.

Preferred Stock Series E-1 Issuance

As of December 31, 2013 there were cumulative undeclared dividends of $221,334 with a weighted average price per share amount of $166.

Preferred Stock Series E-2 Issuance

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

BONDS.COM GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

As of December 31, 2013 there were cumulative undeclared dividends of $2,678,312 with a weighted average price per share amount of $128.

Common Stock Issuance

On December 14, 2012, the Company issued 1,509 of the Company’s common stock to Convertible Secured Promissory Noteholders, in exchange for the termination of rights to any remaining Contingent Performance Shares under the promissory notes.  This resulted in the Company offsetting a liability (with a corresponding increase in common stock and additional paid-in capital) of $18,110.

Common Stock Purchase Warrants

Warrant activity for the years ending December 31, 2013 and 2012 are as follows:

	Numbers of Warrants	Weighted-Average Exercise Price
Outstanding at January 1, 2012	896,092	$32.00
Issued	250,000	24.00
Cancelled or expired	(14,699)	(100.00)
Exercised	—
Outstanding at December 31, 2012	1,131,393	$32.00
Issued	123,771	28.00
Cancelled or expired	(44,981)	(28.00)
Exercised	—	—
Outstanding at December 31, 2013	1,210,238	$28.00

Weighted average grant date fair value of warrants granted during the year ended December 31, 2013		$3.96

On June 4, 2013, July 24, 2013 and December 7, 2013, the 18 month down round protection of the warrants expired, which resulted in the reset of the exercise price of the warrants to the base floor price of $28.00.  The Company revalued the warrants on the expiration dates using a Binomial Lattice Model.  The value of each warrant was estimated to be $1.72, $1.60 and $1.80, respectively per warrant utilizing the following assumptions, expected volatility of ranging from 89.73% to 94.19%, risk-free interest rate ranging from 0.64% to 1.08%, expected term of 3.5 years, strike price of $25.40 - $28.00 and a market price of $6.40  As a result, the warrants were reclassified as equity within the Company’s consolidated financial statements, at an aggregate fair value of $1,201,487.  In addition, the Company recorded a gain of $364,135 on the derivative liability which is included in changes in value of derivative financial instruments, in the accompanying consolidated statement of operations.

On August 2, 2012, September 4, 2012 and December 21, 2012, the 18 month down round protection of the warrants expired, which resulted in the reset of the exercise price of the warrants to the base floor price of $28.00.  The Company revalued the warrants on the expiration dates using a Binomial Lattice Model.  The value of each warrant was estimated to be $9.04, $9.04 and $8.52, respectively per warrant utilizing the following assumptions, expected volatility of ranging from 174.30% to 189.02%, risk-free interest rate ranging from 0.46% to 0.57%, expected term of 3.5 years, strike price of $0.07 and a market price of $12.00.  As a result, the warrants were reclassified as equity within the Company’s consolidated financial statements, at an aggregate fair value of $3,562,714.  In addition, the Company recorded a gain of $91,786 on the derivative liability which is included in changes in value of derivative financial instruments, in the accompanying consolidated statement of operations.

Warrants issued to Non-Employees

The Company recognized $0 and $73,809 in consulting expense relating to warrants awarded during the years ended December 31, 2013 and 2012, respectively, relating to warrants awarded.

BONDS.COM GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Cancellation of warrants

On March 6, 2013, the Company entered into and consummated a Cancellation and Issuance Agreement, pursuant to which 52,342 warrants for the purchase of common stock were issued upon execution of a release for the cancellation of 38,507 warrants for the purchase of common stock.  The Company recorded a charge of $225,000 at December 31, 2012 for this matter which is included in accounts payable and accrued expenses and other income (expense), net in the accompanying consolidated balance sheet and statements of operations.

Preferred Series A Purchase Warrants

Series A warrant activity for the years ending December 31, 2013 and 2012 are as follows:

	Numbers of Series A Warrants	Weighted-Average Exercise Price
Outstanding at January 1, 2012	446	$2,440.00
Issued	—	—
Cancelled or expired	—	—
Exercised	—	—
Outstanding at December 31, 2012	446	$2,800.00
Issued	—	—
Cancelled or expired	—	—
Exercised	—	—
Outstanding at December 31, 2013	446	$2,800.00

Weighted average fair value granted during the year ended December 31, 2013		$—

On August 2, 2012, the 18 month down round protection of the Series A Preferred warrants expired, which resulted in the reset of the exercise price of the Series A Preferred warrants to the base floor price of $2,800.00 ($28.00 in common stock equivalent).  The Company revalued the warrants on the expiration dates using a Binomial Lattice Model.  The value of each warrant was estimated to be $9.04 per warrant utilizing the following assumptions, expected volatility of 188.58%, risk-free interest of 0.46%, expected term of 3.5 years, strike price of $28.00 and a market price of $12.00.  As a result, the warrants were reclassified as equity within the Company’s consolidated financial statements, at an aggregate fair value of $403,572.  In addition, the Company and recorded a gain of $5,357 on the derivative liability which is included in changes in value of derivative financial instruments, in the accompanying consolidated statement of operations.

BONDS.COM GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 12 - Earnings (Loss) Per Share

Basic loss per share is computed by dividing loss available to common stockholders by the weighted-average number of common shares outstanding for the period.  Diluted loss per share considers the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock that shared in the earnings of the entity.  No diluted loss per share has computed since the effect of any potentially dilutive securities would be antidilutive.  Potentially dilutive securities excluded from the calculation of weighted average common shares outstanding at December 31, 2013 and 2012, include i) 1,254,825 and 1,179,160 respectively, of both common stock and preferred series A warrants; ii) 679,621 and 584,009, respectively, of common stock underlying stock options; iii) 0 and 19,523 respectively, issuable under convertible note payable and iv) 1,406,355 and 1,243,969 respectively, of shares issuable under preferred stock.  All of these potentially dilutive securities have the ability to be converted to common stock. Dividends related to convertible preferred stock have been excluded from the calculation of diluted loss per share.

Note 13 - Net Capital and Reserve Requirements

Bonds.com Inc., is subject to SEC Uniform Net Capital Rule 15c3-1.  Bonds.com Inc. computes its net capital under the basic method permitted by the rule, which requires that the minimum net capital be equal to the greater of $100,000 or 6-2/3% of aggregate indebtedness.

Bonds.com Inc. is exempt from the SEC Rule 15c3-3 pursuant to the exemption provision under subparagraph (k)(2)(ii) and, therefore, is not required to maintain a “Special Reserve Bank Account for Exclusive Benefit of Customers”.

Net capital positions of Bonds.com Inc. were as follows at December 31, 2013 and 2012:

	2013	2012
Ratio of aggregate indebtedness to net capital	0.54 to 1	0.17 to 1
Net capital	$857,486	$4,498,393
Required net capital	$100,000	$100,000

Bonds.com, Inc. was examined by FINRA for the periods September 2008 through June 2010 and July 2011 through January 2012.  During the examinations FINRA identified some exceptions and referred to FINRA Enforcement the following exceptions: i) violations emanating from the expense-sharing agreement the Company had with Bonds.com, Inc., and related net capital issues; ii) objections to a revenue-sharing agreements with another broker-dealer that raised markup issues; and, iii) non-compliance with transaction agreements between member and non-member organizations.  On October 4, 2013, Bonds.com Inc. executed a Letter of Acceptance, Waiver and Consent with FINRA, accepting and consenting, without admitting or denying the findings of FINRA.  Bonds.com Inc. consented to the imposition of a censure and a $25,000 fine, which is included in Other Operating Expenses within the Consolidated Statement of Operations.

Note 14 - Share-Based Compensation

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

On April 25, 2013, the Parent implemented a 1-for-400 reverse split of the Parent’s common stock, $0.0001 par value per share (“Reverse Stock Split”).  Trading of the common stock on a post-Reverse Stock Split adjusted basis on the OTCQB Market began on April 26, 2013.  All historic share and per share information, in these financial statements have been retroactively adjusted to reflect the Reverse Stock Split.

BONDS.COM GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

On June 20, 2013, the Company’s Board of Directors determined that the previously issued employee stock options no longer served their original purpose of providing incentives to employees because the exercise prices for such options were well in excess of the current fair market value of the Common Stock. To address this concern, the Company adopted an omnibus amendment on June 20, 2013 to amend the terms of all outstanding non-qualified employee stock options issued to existing employees under the Company’s 2011 Equity Plan (the “Omnibus Amendment”), including non-qualified stock options issued to Thomas Thees (a Consultant, and the Company’s former Chief Executive Officer), George O’Krepkie (the Company’s President and Interim Co-Chief Executive Officer), and John Ryan (the Company’s Chief Financial Officer and Chief Administrative Officer and Interim Co-Chief Executive Officer). Additionally, the Company and Mr. O’Krepkie entered into the Amendment No.1 to Non-Qualified Stock Option Agreements (the “O’Krepkie Amendment”), dated as of June 20, 2013, pursuant to which the parties amended the terms of the non-qualified stock options issued to Mr. O’Krepkie on February 2, 2011.

On December 12, 2013, the Company and Mr. Thees entered into a Consulting Agreement, which resulted in the acceleration of recognizing compensation expense pertaining to Mr. Thees’ award. At December 31, 2013, the Company recognized approximately $1,034,000 of additional compensation expense associated with the acceleration.

Under the Omnibus Amendment and the O’Krepkie Amendment, the exercise price of the options subject to such amendments has been reduced to $8.35 per share, which was the most recent closing price as of the date of grant as reported on the OTCQB Marketplace. The number of shares, the terms of vesting, and the expiration date for each of the non-qualified stock options remain unchanged by such amendments.

As a result of the re-pricing of the stock options, additional compensation expense of approximately $627,000 will be charged to operations over the vesting period of the stock options. During the year ending December 31, 2013, approximately $502,000 of additional compensation expense, was charged as a result of the re-pricing.

BONDS.COM GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Stock option activity related to options granted to employees under the Plans and related information for the years ended December 31, 2013 and 2012 is provided below:

	Shares	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value
Outstanding at December 31, 2011	143,808	$48.00	7.62	$—
Granted during 2012	301,626	32.00	—	—
Forfeited or expired during 2012	(8,838)	116.00	—	—
Exercised during 2012	—	—	—	—
Outstanding at December 31, 2012	436,596	$36.00	6.00	$—
Granted during 2013	96,734	6.00	—	—
Forfeited or expired during 2013	(109,583)	6.00	—	—
Exercised during 2013	—	—	—	—
Outstanding at December 31, 2013	423,746	$33.00	5.26	$—
Vested or expected to vest	322,982	$19.00	5.51	$—
Options exercisable, December 31, 2013	322,982	$19.00	5.51	$—

Stock option activity related to options granted outside the Plans to both employees and non-employees and related information for the years ended December 31, 2013 and 2012 is provided below:

	Weighted- Average Exercise Price		Weighted-Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value

Outstanding at December 31, 2011	147,414	$44.00	6.40	$—
Granted during 2012	—	—
Forfeited or expired during 2012	—	—
Exercised during 2011	—	—
Outstanding at December 31, 2012	147,414	$52.00	5.39	$—
Granted during 2013	—	—
Forfeited or expired during 2013	(625)	—
Exercised during 2013	—	—
Outstanding at December 31, 2013	146,789	$52.00	4.39	$—
Vested or expected to vest	146,789	$31.00	4.39	$—
Options exercisable, December 31, 2013	146,789	$31.00	4.39	$—

The Company granted an aggregate of 58,965,534 options outside the Plans, of which 9,500,000 was granted to non-employees.

The weighted-average grant date fair value of options granted to employees and non-employee directors during the years ended December 31, 2013 and 2012 was $0.03 and $0.03, respectively.  Options granted to non-employee directors during the year ended December 31, 2013 with a fair value of $455,994 was for payment of previously accrued director’s compensation for the year ended December 1, 2012. Options granted to non-employee directors during the year ended December 1, 2012 with a fair value of $278,000, was for partial payment of previously accrued director’s compensation of $271,000 and $146,000 for the years ended December 31, 2011 and 2010, respectively. Options granted to non-employee directors have a three-year life, and were fully vested at the grant date. The fair value of each option award was estimated on the date of grant using the Black-Scholes option pricing model using the following weighted-average assumptions:

	2013	2012
Dividend yield	—	—
Expected volatility	107.63% - 111.30%	195.59% - 219.57%
Risk-free interest rate	0.25% - 1.31%	0.27% - 0.79%
Expected life (in years)	4.-5	2 - 5

The weighted-average expected life for the options granted in 2013 reflects the alternative simplified method permitted by authoritative guidance, which defines the expected life as the average of contractual term of the options and the weighted-average vesting period for all option tranches. Expected volatility for the 2013 option grants is based on an average of the Company’s volatility plus comparable companies over the same number of years as the expected life.

BONDS.COM GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

As of December 31, 2013, there was approximately $307,000 of unrecognized compensation cost related to options issued.  This amount is expected to be recognized over the remaining estimated life of the options, which on a weighted-average basis is approximately 2.5 years.

There were no options exercised during the years ended December 31, 2013 and 2012.  Tax benefits related to option exercises were not deemed to be realized as net operating loss carry-forwards are available to offset taxable income computed without giving effect to the deductions related to option exercises.

Non-cash compensation expense relating to stock options was calculated by using the Black-Scholes option pricing model, amortizing the value calculated over the vesting period and applying a zero forfeiture percentage as estimated by the Company’s management, using historical information.  The Company has elected to recognize compensation cost for option awards that have graded vesting schedules on a straight-line basis over the requisite service period for the entire award.  For the years ended December 31, 2013 and 2012, the non-cash compensation expense relating to option grants amounted to $2,684,582 and $1,965,722, respectively.  The compensation expense is included in payroll and related costs in the consolidated statements of operations.

Note 15 - Income Taxes

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

The components of the provision for income taxes from continuing operations are as follows for the years ended December 31, 2013 and 2012:

	2013	2012
Current benefit (provision): federal	$—	$—
Current benefit (provision): state	—	—
Total current provision	—	—

Deferred provision: federal	—	—
Deferred provision: state	—	—
Total deferred provision	—	—

Total provision for income taxes from continuing operations	$—	$—

Significant items comprising the deferred tax assets and deferred tax liabilities are as follows at December 31, 2013 and 2012:

	2013	2012
Current deferred tax assets
Accrued expenses	$506,000	$318,000
Accrued litigation expense	24,000	—
Accrued technology expense	51,000	28,000
Accrued severance expense	255,000	460,000
	836,000	806,000

Non-current deferred tax assets (liabilities)
Equity bond compensation	4,437,000	3,426,000
Fixed assets	81,000	429,000
Impairment of intangible asset	—	419,000
Charitable contributions carry forward	19,000	2,000
Net operating loss carry forward	20,276,000	17,505,000
Intangible assets	275,000)	(125,000)
	25,088,000	21,656,000

Deferred tax assets, net	25,924,000	22,462,000
Less: valuation allowance	(25,924,000)	(22,462,000)
Net deferred tax assets	$—	$—

The change in valuation allowance in the year was $3,462,000.

BONDS.COM GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

These amounts have been presented in the Company’s financial statements as follows:

	2013	2012
Current Deferred Tax Assets (Liability)	$—	$—
Non-Current Deferred Tax Asset	—	—

Net Deferred Tax Asset	$—	$—

The amounts and corresponding expiration dates of the Company’s federal unused net operating loss carry forwards as shown in the following table at December 31, 2013:

Year	Federal and State
2026	$1,507,223
2027	4,163,262
2028	4,693,317
2029	3,054,920
2030	9,665,380
2031	9,924,228
2032	5,891,529
2033	5,789,782
$44,689,640

BONDS.COM GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The Company’s effective income tax (benefit) rate for continuing operations differs from the statutory federal income tax benefit rate as follows:

	December 31,
	2013	2012
Federal tax benefit (provision) rate	35.00%	35.00%
State tax benefit (provision) rate	10.37%	10.37%

Permanent differences	65.37%	1.41%

Change in valuation allowance	(105.15%)	(86.50%)
Change in effective state tax rate	0.00%	31.33%
Cumulative Change in Accounting/Prior Year Adjustments	(5.59%)	8.39%

Tax Benefit (Provision)	0.00%	0.00%

In accordance with certain provisions of the Tax Reform Act of 1986 a change in ownership of greater than fifty percent (50%) of a corporation within a three (3) year period will place an annual limitation on the corporation’s ability to utilize its existing tax carryforward losses. The Company’s management has not performed this analysis, but based on the various issuances of equity during the last two fiscal years, the Company believes that the utilization of its net operating loss carryforwards will be limited under Section 382 of the Internal Revenue Code. The proposed sale of the Company to MTS as discussed earlier will constitute an ownership change and will limit the utilization of the net operating loss carry-forwards.

Note 16 – Subsequent Events

Merger Agreement with MTS

On March 5, 2014, the Company entered into the merger agreement (the “Merger Agreement”) with MTS Markets International, Inc. (“MTS”), an affiliate of the London Stock Exchange Group, pursuant to which a wholly-owned subsidiary of MTS will merge with and into the Company, resulting in the Company becoming a subsidiary of MTS. Pursuant to the Merger Agreement, the Company will receive proceeds of approximately $15 million in cash, subject to adjustments based on the amount of transaction expenses, certain closing liabilities, and a working capital adjustment. We refer to this amount, as adjusted, as the “Merger Consideration.”

Pursuant to the Merger Agreement, the outstanding shares of the Company’s preferred and common stock, other than shares owned by the Company and MTS (which will be cancelled) and shares for which appraisal rights are properly exercised and not withdrawn under Delaware law (which will also be cancelled), will automatically be converted into the right to receive allocations of the Merger Consideration. The Company has five series of preferred stock with specified liquidation preferences outstanding, of which the Series E-2 Preferred is the most senior for a transaction of this size. Because the amount of Merger Consideration is (a) less than the total stated value of the Series E Preferred, Series E-1 Preferred and Series E-2 Preferred, collectively, and (b) substantially less than the aggregate minimum liquidation preference of the Series E-2 Preferred, all Merger Consideration will be paid to the holders of the Series E-2 Preferred. Holders of the Company’s common stock, Series A Preferred, Series C Preferred, Series E Preferred, and Series E-1 Preferred will not receive any consideration. Holders of options and warrants will have the opportunity to exercise their options and warrants prior to the Merger. From and after the completion of the Merger, holders of options and warrants outstanding immediately prior to the Merger will not receive any consideration in respect thereof.

The Merger Agreement may be terminated by either the Company or MTS, among other reasons, if the Merger has not been consummated by June 30, 2014. In addition, the Merger Agreement also includes customary fiduciary out and termination provisions for the Company and MTS and provides that, in connection with the termination of the Merger Agreement under specified circumstances (including, without limitation, the Company’s Board of Directors changing its approval or recommendation of the Merger or the Merger Agreement), the Company will be required to pay MTS a termination fee of 5% of the Company’s enterprise value based on the transaction.

The proposed merger has been approved by the Company’s Board of Directors and its stockholders and remains subject to certain additional conditions and approval of regulatory authorities. There are no assurances that the Merger will be consummated on the expected timetable (during the second quarter of 2014), or at all.

BONDS.COM GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Bridge Loan Financing

On February 26, 2014, the Company issued secured promissory notes in the aggregate principal amount of $1,500,000 to Mida Holdings, Daher Bonds Investment Company, Oak Investment Partners XII, Limited Partnership, GFINet Inc. and Trimarc Capital Fund, L.P., (each of the notes, a “Bridge Note,” and collectively, the “Bridge Notes”), all of whom are current holders of various issues of the Company’s preferred stock. The proceeds from the Bridge Notes were used to pay down the Company’s liability to its operating subsidiary, Bonds.com, Inc.

The Bridge Notes will accrue simple interest at a rate of 10% per annum, payable upon maturity. Each Bridge Note has a maturity date of the earlier of (i) May 26, 2014 and (ii) the date of any change of control of the Company.

The Bridge Notes are subject to customary events of default, and provide customary remedies upon an event of default and restrict the incurrence of additional indebtedness.

The Bridge Notes are secured by a first priority security interest and lien in the capital stock of the Company and the Company’s operating subsidiary, Bonds.com, Inc. pursuant to the terms of a Pledge Agreement (the “Pledge Agreement”). Under the Pledge Agreement, upon an event of default, the collateral agent, on behalf of the holders of Bridge Notes, may take possession of the capital stock of the Company and all funds generated therefrom and may liquidate the capital stock, among other options.

The proceeds from the Bridge Notes shall be used for working capital purposes. Until closing of any Change of Control transaction, as defined in the Bridge Notes, there are restrictions as to how the proceeds may be utilized..

